Form 10-Q
period 1996-06-30
CITADEL ASSET MANAGEMENT LTD
filed 1996-07-24
CIK 799097

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q
(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE EXT OF 1934

For the quarterly period ended June 30, 1996.

                                 OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

For the transaction period from April 1, 1996 to June 30, 1996

Commission file number 0-16423.

                  Citadel Asset Management, Ltd.
    (exact name of Registrant as specified in its charter)
      Colorado                                          84-0907969
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                      Identification #)

      2055 Anglo Drive, Suite 105, Colorado Springs, Colorado
             (Address of principal executive offices)
                               80918
                            (Zip Code)

                          (719) 593-9966
       (Registrant's telephone number, including area code)

     N/A (Former name, former address and former fiscal year, if changed from last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

               APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Class of Stock      No. of Shares Outstanding      Date
          Common                     732,744            July 19, 1996

                  CITADEL ASSET MANAGEMENT, LTD.

                             Form 10-Q

                               Index
- -------------------------------------------------------------------



                                                             Page
                                                             Number
PART I.     FINANCIAL INFORMATION

Item 1.        Financial Statements

              Balance Sheets................................... 3

              Statements of Operations......................... 4

              Statements of Cash Flows......................... 5

              Notes to Financial Statements.................... 6

Item 2.        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations. 6

PART II.     OTHER INFORMATION................................. 7

                 Signatures.................................... 8

CITADEL ASSET MANAGEMENT, LTD.

BALANCE SHEET
- -------------------------------------------------------------------

                                          June 30,    December 31,
                                           1996          1995
                                         Unaudited      Audited

ASSETS

CURRENT ASSETS:
Cash and equivalents..................   $ 20,962      $  1,565
Other current assets..................      3,945             -
                                          -------       -------
Total current assets..................     24,907         1,565
                                          -------       -------

FURNITURE AND EQUIPMENT:
Furniture and equipment...............     21,352        21,352
Less accumulated depreciation.........    (21,352)      (21,352)
                                          -------       -------
Furniture and equipment - net.........          0             0
                                        ---------       -------

RECEIVABLE FROM AFFILIATES ...........          0        12,500
                                        ---------       -------

TOTAL.................................   $ 24,907      $ 14,065
                                          =======       =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable........................$     683       $    262
Payable to stockholder..................        -          7,730
                                          -------        -------
Total current liabilities...............      683          7,992
                                           ------        -------

STOCKHOLDER'S EQUITY:
Preferred stock, Series A, no par value;
2,000,000 shares authorized, none issued and outstanding at
March 31, 1996, 732,744 shares issued and outstanding
at March 31, 1995
Preferred stock, Series B, no par value; 200,000 shares authorized,
none issued and outstanding.............        -             -
Preferred stock, Series C, no par value; 500,000 shares authorized,
none issued and outstanding.............        -             -
Common stock, no par value;  25,000,000 shares authorized,
732,744 issued and outstanding
at March 31, 1996                         476,637        476,637
Contributed capital.....................   40,000         40,000
Current Year Gain.......................   18,151              0
Accumulated deficit..................... (510,564)      (510,564)
Total stockholders' equity..............   24,224          6,073

TOTAL...................................$  24,907      $  14,065
                                         ========       ========





              See notes to the financial statements.

CITADEL ASSET MANAGEMENT, LTD.

STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------


                             THREE MONTHS ENDED     SIX MONTHS ENDED
                            1996            1995 1996            1995
                              --(UNAUDITED)--       --(UNAUDITED)--

Realized Loss from Investments$        0 $       0  (836)       0
Publishing Revenue........        2       17           20      17
                           --------- -------       ------   -----
Total Revenue.............$        2      17        (816)      17
                            ----------------        -----   -----

COSTS AND EXPENSES:
Salaries and employee benefits    0        0            0
Office and administrative      2,188       0        2,410   2,353
Depreciation and amortization     -      350            -     700
Professional fees.........    7,592        0        7,592   3,178
                          ---------  -------      ------- -------
Total.....................    9,780      350       10,002   6,231
                          ---------   ------      ------- -------

OPERATING LOSS............   (9,778)    (333)    (10,818)  (6,214)
                             ------- --------    --------  -------

OTHER REVENUE (EXPENSE):
Interest income...........       17        0           17       9
Other Income..............        -       63            0       0
Gain on Sale of Asset.....        -        -       28,952       0
                          --------- --------       ------  ------
Total.....................       17       63       28,969       0
                           --------  -------       ------  ------

INCOME/(LOSS) BEFORE
INCOME TAXES..............   (9,761)    (270)      18,151  (6,205)

PROVISION BEFORE INCOME TAXES       0       0           0       0
                             -------- -------    -------- -------
NET INCOME/(LOSS).........   (9,761)    (270)      18,151  (6,205)
                             ------   -------    --------  -------

DIVIDENDS ON PREFERRED STOCK       0       0            0       0
                            -------- -------     -------- -------

NET INCOME/(LOSS)
APPLICABLE TO COMMON STOCK. $(9,761)  $ (270)    $ 18,151 $(6,205)
                             ======     =====   ========= ========















              See notes to the financial statements.

CITADEL ASSET MANAGEMENT, LTD.

STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------


                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                        1996            1995
                                                         ----          ----
                                                          --(UNAUDITED)--

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................           $18,151         $(6,205)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciated and amortization...............                 0             700
(Increase)decrease in current assets.......            (3,945)              -
Increase (decrease) in accounts payable
and other current liabilities..............               421          (1,500)
Increase (decrease) in payable to stockholders         (7,730)          6,770
                                                     ---------          -----
Net cash provided (used) by operating activities        6,897            (235)
                                                      --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in and advance to affiliates....            12,500               -
Additions of furniture and equipment.......                 0               -
                                                       ------         -------
Net cash provided (used) by investing activities       12,500               0
                                                       ------          ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Treasury Stock.................                 0               0
                                                       ------          ------
Net cash provided by financing activities..                 0               0
                                                       ------          ------

NET INCREASE/DECREASE IN CASH AND
EQUIVALENTS................................            19,397            (235)

CASH AND EQUIVALENTS -
BEGINNING OF PERIOD........................             1,565           1,623
                                                       ------          ------

CASH AND EQUIVALENTS - END OF PERIOD.......           $20,962         $ 1,388
                                                       ======          ======

















              See notes to the financial statements.

CITADEL ASSET MANAGEMENT, LTD.

NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------


1. In the opinion of management, all adjustments necessary to a fair statement of the results for such periods have been included, all adjustments being of normal, recurring nature.

2. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

     3. Earnings per share information is omitted because it is not material to an understanding of the financial statements.

PART I.  FINANCIAL INFORMATION

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of certain factors which have affected the Company's financial condition and results of operation.

    (1)  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1987 the Company completed an initial public offering of its Series A Preferred stock and warrants. The Company received net proceeds from the offering of $387,929 after registration costs, underwriter's commissions and expense allowances. The Company has and continues to use these funds for working capital and has made loans to PCL DiversiFund, Inc. The Company intends to create specialty funds, acquire management companies advising existing accounts, and develop new companies.

Cash flow for the six months ended June 30, 1996, increased by $19,397 as compared to a $235 decrease for the same period in 1995. The increase cash flow in 1996 is primarily due to a gain on the sale of an asset by the Company.

    (2)  RESULTS OF OPERATIONS

  Three Months Ended June 30, 1996 vs. June 30, 1995

Revenues for the three months ended June 30, 1996 and 1995 were $2 and $17, respectively. The revenue was the result of the income received from publishing and mailing an investment newsletter.

Total costs and expenses for the quarters ended June 30, 1996 and 1995 were $9,780 and $350 respectively. The total costs and expenses are primarily a result of office and administrative fees paid by the Company.

Other revenues for the three months ended June 30, 1996 and 1995 were $17 and $63, respectively. The change is the result of interest income received by the Company.

Working capital through the second quarter of 1996 was $24,224 as compared to ($6,427) for the second quarter of 1995 which represents a increase of $30,651. The increase was a result of a gain from the sale of an asset by the Company from an affiliate.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         None

Item 2.  CHANGES IN SECURITIES
         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         None

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 19, 1996                            CITADEL ASSET MANAGEMENT, LTD.



                                                   By:  /s/ Philip J. Halseide
                                                      ------------------------
                                                       Philip J. Halseide
                                                       Secretary/Treasurer



                                                   By:  /s/ R. Stanley Pittman
                                                      ------------------------
                                                        R. Stanley Pittman
                                                     Principal Financial Officer