Form 10-Q
period 1996-09-30
CITADEL ENVIRONMENTAL GROUP INC
filed 1996-11-29
CIK 799097

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE EXT. OF 1934

For the quarterly period ended September 30, 1996.

                         OR

(  )               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from July 1, 1996 to September 30, 1996.

Commission file number 0-16423.

                        Citadel Environmental Group Inc.
                        --------------------------------
             (exact name of Registrant as specified in its charter)

     COLORADO                                            84-0907969
     --------                                            ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification #)

        750 N. DIAMOND BAR BOULEVARD, SUITE 202, DIAMOND BAR, CALIFORNIA
        ----------------------------------------------------------------
                    (Address of principal executive offices)
                                      91765
                                      -----
                                   (Zip Code)

                                  909-396-5153
                                  ------------
              (Registrant's telephone number, including area code)

                         CITADEL ASSET MANAGEMENT, LTD.
                         ------------------------------
         2055 ANGLO DRIVE, SUITE 105, COLORADO SPRINGS, COLORADO, 80918
         --------------------------------------------------------------
                    (Former name, former address and former
                    fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes  X  No
                                             ---    ------

          APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     CLASS OF STOCK           NO. OF SHARES OUTSTANDING          DATE
     --------------           -------------------------          ----
          Common                      1,969,510             November 14, 1996

                        CITADEL ENVIRONMENTAL GROUP, INC.

                                    Form 10-Q

                                      Index



                                                                           Page
                                                                          Number
                                                                          ------

     PART I.        FINANCIAL INFORMATION


     Item 1.        Financial Statements

                    Balance Sheets . . . . . . . . . . . . . . . . . . .     3,4

                    Statements of Operations . . . . . . . . . . . . . .     5

                    Statements of Cash Flow  . . . . . . . . . . . . . .     6

                    Notes to Financial Statements  . . . . . . . . . . .     7

     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations . . . . . . . . . . . . . . . . . . . . .     7

     PART II.       OTHER INFORMATION. . . . . . . . . . . . . . . . . .     8

                    Signatures . . . . . . . . . . . . . . . . . . . . .     9

CITADEL ENVIRONMENTAL GROUP, INC.

BALANCE SHEETS

_____________________________________________________________________________

                                              September 30,       December 31,
                                                  1996                1995
                                                Unaudited            Audited
                                                ---------            -------
                      ASSETS
                      ------

CURRENT ASSETS:
Cash and equivalents . . . . . . . . . . . . $   15,000             $ 1,565
Accounts Receivables (Net).. . . . . . . . .    324,431
Other current assets . . . . . . . . . . . .    501,179
                                             ----------
Total current assets . . . . . . . . . . . .    840,610

FURNITURE AND EQUIPMENT:
Furniture and equipment. . . . . . . . . . . $  844,291              21,352
Less accumulated depreciation. . . . . . . .   (181,684)            (21,352)
Furniture and equipment - net. . . . . . . .    662,607

OTHER ASSETS . . . . . . . . . . . . . . . .     50,716               1,250
                                               ---------             -------

TOTAL. . . . . . . . . . . . . . . . . . . .$ 1,562,941             $14,065
                                              ---------             -------



                     See notes to the financial statements.

CITADEL ENVIRONMENTAL GROUP, INC.

--------------------------------------------------------------------------------

                                                 September 30,    December 31,
                                                     1996             1995
                                                  Unaudited         Audited
                                                  ---------         -------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable . . . . . . . . . . . . . . . .     248,580         $  586
Accrue Expense . . . . . . . . . . . . . . . . .     312,823          7,730
Note Payable . . . . . . . . . . . . . . . . . .   1,508,657              0
                                                   ---------            ---
Total current liabilities. . . . . . . . . . . .   2,070,060          8,316

MINORITY STOCKHOLDERS' EQUITY: . . . . . . . . .       5,415              0
Preferred stock, Series A, no par
  value; 2,000,000 shares authorized,
  1,500,000 issued and outstanding at
  September 30, 1995, 0 shares
  issued outstanding at
  December 31, 1995
Preferred stock, Series B, no par
  value; 200,000 shares authorized,
  1,500,000 issued and outstanding
  at September 30, 1995 and 0 issued
  and outstanding at December 31, 1996 . . . . .
Preferred stock, Series C, no par
  value; 300,000 shares authorized,
  2,000,000 issued and outstanding
  at September 30, 1995, 0 issued and
  outstanding at December 31, 1995.
Common stock, no par value,
  25,000,000 shares authorized,
  1,792,744 issued and outstanding
  at September 30, 1996. . . . . . . . . . . . .     489,994        479,994
Contributed capital. . . . . . . . . . . . . . .      40,000         40,000
Treasury stock, at cost,
  22,300 shares. . . . . . . . . . . . . . . . .      (3,357)        (3,357)
Current year loss. . . . . . . . . . . . . . . .    (543,515)        (6,585)
Accumulated deficit. . . . . . . . . . . . . . .    (495,661)      (495,661)
                                                   ---------        -------
Total stockholders' equity . . . . . . . . . . .    (512,539)        14,391

TOTAL. . . . . . . . . . . . . . . . . . . . . .$  1,562,941      $  22,707
                                                                  ---------


                     See notes to the financial statements.

CITADEL ENVIRONMENTAL GROUP, INC.

STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
                                                  NINE MONTHS ENDED
                                                    September 30
                                                 1996           1995
                                                 ----           ----
                                                     -UNAUDITED-
                                                    ------------

Revenue                                       1,080,156              0
                                              ---------      ---------

COSTS AND EXPENSES
Costs of Goods and Services                      75,135              0
Selling, General Administration                 979,611          6,585
                                              ---------      ---------

OPERATION LOSS                                 (589,878)        (6,585)


LOSS BEFORE INCOME TAXES                       (589,878)        (6,585)

MINORITY SHAREHOLDERS INTEREST
IN LOSS                                          46,363              0
PROVISIONS FOR INCOME TAX
NET INCOME                                            0              0
                                              ---------      ---------

DIVIDENDS ON PREFERRED STOCK                          0              0
                                              ---------      ---------

NET LOSS APPLICABLE
TO COMMON STOCK                                (543,515)        (6,585)
                                                -------          -----


                       SEE NOTES TO FINANCIAL STATEMENTS.

CITADEL ENVIRONMENTAL GROUP, INC.

STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                                  1995
                                                                  ----
                                                             --(UNAUDITED)--
                                                             ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . .                  $  (381)
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Depreciation and amortization. . . . . . . . . . .                      350
(Increase) decrease in current assets. . . . . . .
Increase (decrease) in accounts payable
  and other current liabilities. . . . . . . . . .                        0
                                                                          -
Net cash provided (used) by operating
  activities . . . . . . . . . . . . . . . . . . .                      (31)
                                                                        ----
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in and advance to affiliates
Other. . . . . . . . . . . . . . . . . . . . . . .                        0
                                                                 ----------
Net cash provided (used) by
  investing activities . . . . . . . . . . . . . .                        0
                                                                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Treasury Stock . . . . . . . . . . . .                        0
                                                                 ----------
Net cash provided by financing activities. . . . .                        0
                                                                 ----------

NET INCREASE / DECREASE IN CASH AND
  EQUIVALENTS. . . . . . . . . . . . . . . . . . .                      (31)

CASH AND EQUIVALENTS -
  BEGINNING OF PERIOD. . . . . . . . . . . . . . .                    1,389
                                                                      -----

CASH AND EQUIVALENTS - END OF PERIOD . . . . . . .                   $1,389
                                                                     ------


                     See notes to the financial statements.

CITADEL ENVIRONMENTAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

_____________________________________________________________________________

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

PART I.  FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     On August 12, 1996, the Company completed an acquisition of Tonopah Resources International, Inc ("TRI") which has been accounted for as a reverse merger. All the shareholders of TRI exchanged 100% of the issued and outstanding shares of TRI for 1,050,000 common shares, 1,500,000 shares of Preferred Series A, 1,500,000 Preferred Series B and 2,000,000 shares of Preferred Series C issued by the Company. This acquisition was approved by the shareholders at a special meeting held on August 12, 1996. At this same meeting the shareholders approved a name change and change in terms of the Preferred shares.

     In addition, the Company commenced a private placement offering on August 5, 1996, which sold 186,666 Units at the price of 1.50. Each Unit consisted of one share of common stock and one warrant to purchase a share of common stock at
3.00. Of the Units sold, the Company received approximately 80,000 in cash and a note receivable for 210,000. The private placement was terminated on September 30, 1996.

     Management believes that additional funds will be needed to sustain operations. A new private placement is planned.


     (2) RESULTS OF OPERATION

     Revenues are not comparable to prior periods as TRI was not in operation in the third quarter of 1995. Revenue has increased in the third quarter over the second quarter at TRI.

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


Dated:    NOVEMBER 27, 1996        CITADEL ENVIRONMENTAL GROUP, INC.



                                   By: /s/Richard Landi
                                       -----------------------------------
                                                          Richard Landi
                                                          President