Form 10-Q/A
period 1996-09-30
CITADEL ENVIRONMENTAL GROUP INC
filed 1996-12-17
CIK 799097

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q
                                       AMENDED
(Mark One)
(X)                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES AND EXCHANGE EXT. OF 1934

For the quarterly period ended September 30, 1996.

                                          OR

( )                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from July 1, 1996 to September 30, 1996.

Commission file number 0-16423.

                          Citadel Environmental Group, Inc.
                          ----------------------------------
                (exact name of Registrant as specified in its charter)

              COLORADO                                  84-0907969
              --------                                  ----------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification #)

           750 N. Diamond Bar Boulevard, Suite 202, Diamond Bar, California
           ----------------------------------------------------------------
                       (Address of principal executive offices)
                                        91765
                                        ------
                                      (Zip Code)

                                     909-396-5153
                                     ------------
                 (Registrant's telephone number, including area code)

                            Citadel Asset Management, Ltd.
                            ------------------------------
            2055 Anglo Drive, Suite 105, Colorado Springs, Colorado 80918
            -------------------------------------------------------------
                (Former name, former address and former fiscal year,
                             if changed form last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                 Yes X  No / /

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Class of Stock             No. of Shares Outstanding            Date
    --------------             ------------------------             ----
        Common                        4,524,744              November 14, 1996

                          CITADEL ENVIRONMENTAL GROUP, INC.

                                      Form 10-Q

                                        Index

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements
              Balance Sheets...............................................3, 4
              Statements of Operations........................................5
              Statements of Cash Flow.........................................6
              Notes to Financial Information..................................7

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................8

PART II. OTHER INFORMATION...................................................10

    Item 1.   Legal Proceedings   ...........................................10

    Item 2.   Changes in Securities..........................................10

    Item 3.   Defaults upon Senior Securities................................10

    Item 4.   Submission of Matters to a Vote of Security Holders............10

    Item 5.   Other Information..............................................10

    Item 6.   Exhibits and Reports on Form 8-K...............................10

              Signatures.....................................................11

                          CITADEL ENVIRONMENTAL GROUP, INC.

                            PART I. FINANCIAL INFORMATION

                                    BALANCE SHEETS
--------------------------------------------------------------------------------

                                                 September 30,     December 31,
                                                     1996             1995
                                                   Unaudited         Audited
                                                   ---------         -------

ASSETS

CURRENT ASSETS
Cash and equivalents. . . . . . . . . . . . . .$     48,663      $      1,565
Notes receivable. . . . . . . . . . . . . . . .     140,000
Advances to Subsidiaries. . . . . . . . . . . .      68,892
                                                ------------
Total current assets. . . . . . . . . . . . . .$    257,555

FURNITURE AND EQUIPMENT
Furniture and equipment . . . . . . . . . . . .$                 $     21,352
Less accumulated depreciation . . . . . . . . .                       (21,352)
Furniture and equipment - net . . . . . . . . .           0                 0

OTHER ASSETS (see Note D) . . . . . . . . . . .           0            12,500
                                                ------------      ------------

TOTAL . . . . . . . . . . . . . . . . . . . . .$    257,555      $     14,065



                        See notes to the financial information

                          CITADEL ENVIRONMENTAL GROUP, INC.

--------------------------------------------------------------------------------


                                                September 30,     December 31,
                                                   1996              1995
                                                 Unaudited          Audited
                                                 ---------          -------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable. . . . . . . . . . . . . . . .$      3,500      $        262
Accrued expense . . . . . . . . . . . . . . . .      26,500             7,730
Notes payable . . . . . . . . . . . . . . . . .      24,000
                                                ------------      ------------
Total current liabilities . . . . . . . . . . .$     54,000      $      7,992

STOCKHOLDERS' EQUITY:

Preferred stock, Series A, B, and C no par value;
    5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 1996 and December 31, 1995

Common Stock, no par value;
    25,000,000 shares authorized, 4,524,744 shares
    issued and outstanding at September 30, 1996;
    732,744 shares issued and outstanding
    at December 31, 1995 . . . . . . . . . . .      782,772           516,637

Current year (loss). . . . . . . . . . . . . .      (68,653)          (14,903)
Accumulated (deficit). . . . . . . . . . . . .     (510,564)         (495,661)
                                               ------------      ------------
Total stockholders' equity . . . . . . . . . .      203,555             6,073

TOTAL. . . . . . . . . . . . . . . . . . . . . $    257,555      $     14,065

                        See notes to the financial information

                          CITADEL ENVIRONMENTAL GROUP, INC.

                               STATEMENTS OF OPERATIONS


--------------------------------------------------------------------------------


                                                       NINE MONTHS ENDED
                                                         September 30
                                                    1996             1995
                                                 Unaudited         Unaudited
                                                 ---------         ---------

Revenue . . . . . . . . . . . . . . . . . . . .$          0      $          0

COSTS AND EXPENSES:

Selling, General Administration . . . . . . . .      97,622             6,630

OPERATION (LOSS). . . . . . . . . . . . . . . .     (97,622)           (6,630)

OTHER REVENUE . . . . . . . . . . . . . . . . .      28,969                45

NET (LOSS) APPLICABLE TO COMMON STOCK . . . . .     (68,653)           (6,585)


                          See notes to financial information

                          CITADEL ENVIRONMENTAL GROUP, INC.

                               STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------


                                                     THREE MONTHS ENDED
                                                        September 30
                                                    1996             1995
                                                 Unaudited         Unaudited
                                                 ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . $    (86,804)     $       (381)
Adjustments to reconcile net income to
    net cash provided by operating activities:
Depreciation and amortization. . . . . . . . .            0               350
(Increase) decrease in current assets. . . . .     (204,947)                0
Increase (decrease) in accounts payable
    and other current liabilities. . . . . . .       53,317                 0
                                               ------------      ------------
Net cash provided (used) by operating
    activities . . . . . . . . . . . . . . . .     (238,434)              (31)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Treasury Stock . . . . . . . . . .      266,135                 0

NET INCREASE/DECREASE IN CASH AND
    EQUIVALENTS. . . . . . . . . . . . . . . .       27,701               (31)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD . .       20,962             1,389

CASH AND EQUIVALENTS - END OF PERIOD . . . . . $     48,663      $      1,369
                                               ------------      ------------



                        See notes to the financial information

                          CITADEL ENVIRONMENTAL GROUP, INC.

                            NOTES TO FINANCIAL INFORMATION

--------------------------------------------------------------------------------


A. In the opinion of management, all adjustments necessary to a fair statement of the results for such periods have been included, all adjustments being of normal, recurring nature.

B. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

C. Earnings per share information is omitted because it is not material to an understanding of the financial statements.

D. The records of Tonopah reflect the following assets and liabilities at 9/30/96.

         Notes receivable                                  $        61,130
         Notes & advances to subsidiaries                          442,000
         Capitalized permit acquisition costs                      200,000
         51% interest in AMD (for sale)                               --
         100% interest in AHW (for sale)                              __
                                                           ---------------
         TOTAL ASSETS                                      $       703,130

         Advance from Citadel                              $        68,892
         Accounts payable/accruals                                  20,500
         Notes payable                                              97,069
         Long-term debt                                            400,000
                                                           ---------------
         TOTAL LIABILITIES                                 $       586,461

While Tonopah assets exceed book liabilities by approximately $112,000 without giving value to Tonopah's ownership interest in AMD and AHW, Citadel has not ascribed any value to its ownership in the discontinued operations of Tonopah because Citadel has not completed its evaluation of Tonopah's potential liabilities and has not yet received qualified offers for the sale of Tonopah subsidiaries. However, several parties have expressed interest in acquiring Tonopah's subsidiaries and negotiations for their sale are in process.

CITADEL ENVIRONMENTAL GROUP, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On August 12, 1996, Citadel acquired all the outstanding common stock of Tonopah Resources International, Inc. ("Tonopah"). Tonopah is a holding company which owns an interest in companies involved in various aspects of the environmental industry. At the date of acquisition, Tonopah owned 51% of Allen/Moore Diversified Services, Inc., which owns and operates a waste oil/water treatment facility in Arizona, 49% of GEC Construction & Management, Inc., which specializes in environmental construction projects mainly in Arizona and 100% of Arizona Hazardous Waste, Inc., which specializes in pickup and delivery of hazardous waste mainly in the Tucson area of Arizona. Additionally, Tonopah owns 100% interest in a company that plans to develop and operate a medical waste treatment facility in New Mexico, which is currently in the permitting stage.

         As part of the acquisition, Citadel exchanged 1,050,000 common shares, 1,500,000 shares of Preferred Series A, 1,500,000 shares of Preferred Series B and 2,000,000 shares of Preferred Series C issued by the Company for 100% of Tonopah's common stock. This acquisition was approved by the shareholders at a special meeting held on August 12, 1996. At this same meeting the shareholders approved a name change and change in terms of the Preferred shares.

         In addition, Citadel commenced a private placement offering on August 5, 1996, which sold 186,666 Units at the price of $1.50 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase a share of common stock at $3.00. Of the Units sold Citadel received cash (net of sales commissions) of $76,134, a note for $140,000 and exchanged a Tonopah demand note in the amount of $50,000. The private placement was terminated on September 30, 1996.

         Upon Citadel's completion of the acquisition of Tonopah and following the special shareholders' meeting, three new directors were elected: David L. Norris, Robert R. Barber and Horst Engel. The first meeting of Citadel's new Board of Directors occurred on October 11, 1996. The Board had previously been expanded and David J. D'Appolonia was appointed director and elected Chairman of the Board and, at the October 11, meeting, the Board was further expanded and Richard Landi was appointed director.

         At its meeting on October 11, 1996, the Board reviewed the structure, business and operating status of Tonopah and its subsidiaries and determined that Tonopah needed to be restructured. The Board accepted the resignation of Tonopah's officers and directors and appointed Robert Barber as Tonopah's sole director for the purpose of developing and implementing a restructuring plan to liquidate Tonopah's interest in operating subsidiaries and continue to pursue obtaining a permit for the New Mexico medical waste treatment facility. As a result, Citadel's Board of Directors determined to discontinue Tonopah's operations.

         At its meeting on October 11, 1996, the Board of Directors also determined that Citadel needed to recapitalize. Actions were taken to negotiate with Citadel's preferred shareholders (who were also holders of $1,100,000 debt securities of Tonopah) to exchange their debt in Tonopah and preferred shares in Citadel for common shares in Citadel and to commence a new private placement to raise additional capital to support Citadel's business plan of growth by acquisition. Subsequently, an agreement was reached whereby the collective holders of 1,500,000 shares of Preferred Series A, 1,5000,000 shares of Preferred Series B and 2,000,000 shares of Preferred Series C and $700,000 of Tonopah notes would exchange the subject preferred shares and notes for 2,440,000 shares of Citadel common stock effective September 30, 1996. Plans for a new private placement to raise an additional $1,000,000 by sale of convertible preferred stock and warrants were initiated wherein the purchasers of the August 5, 1996 private placement will be given the opportunity to convert their investment into the new private placement.

         As a result of these developments, including both the acquisition of Tonopah and the discontinuance of Tonopah's operations effective within the quarter ended September 30, 1996, and the issuance of Preferred Series A, B and C shares followed by their exchange for common shares within the same quarter, Citadel has elected to collapse these transactions for accounting purposes into a single transaction the effect of which is an exchange of common stock of Citadel for common stock of Tonopah. Tonopah is a holding company for assets consisting of shares of subsidiaries held for sale, right to a permit to operate a medical waste treatment facility (if the permit is granted), notes receivable from subsidiaries and certain liabilities consisting of accounts and notes payable. Tonopah has no employees and has no plans to recommence operations.

         Because Citadel has never received any dividend or distribution from Tonopah and because Citadel has operated independently from Tonopah, Citadel believes that it has no liability to Tonopah's general creditors. Citadel intends that Tonopah liquidate its assets and discharge its liabilities without financial assistance from Citadel. Net proceeds of the liquidation, if and when received, will be used by Citadel for working capital.

    RESULTS OF OPERATION

    Revenues are not material.

    Total costs and expenses for the quarters ended September 30, 1996 and 1995 were $86,804 and $399, respectively. Total costs and expenses for the September 30, 1996 quarter are associated primarily with completion of the Tonopah acquisition and general administration.

    Working capital through the third quarter of 1996 was $203,555 and was not material for the third quarter of 1995.

CITADEL ENVIRONMENTAL GROUP, INC.

PART II. OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1. LEGAL PROCEEDINGS
         Not Applicable

Item 2. CHANGES IN SECURITIES
         Other than as noted in Item 2 above, not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES
         Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Registrant hereby incorporates by reference Registrant's Form 8-K dated August 27, 1997 as to a special meeting of shareholders held on August 12, 1996. At this meeting the shareholders (1) approved the name change of registrant from "Citadel Asset Management, Ltd." to "Citadel Environmental Group, Inc."; (2) approved the acquisition of Tonopah Resources International, Inc. for an aggregate of 1,050,000 shares of common stock, 1,500,000 shares of Series A Preferred Stock, 1,500,000 shares of Series B Preferred Stock and 2,000,000 shares of Series B Preferred Stock; and (3) elected David L. Norris, Robert R. Barber and Horst Engel as Directors. Thereafter the Board also appointed David J. D'Appolonia as a director and further appointed him as Chairman of the Board.

Item 5. OTHER INFORMATION
         Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
         Registrant hereby incorporates herein by reference Registrant's Form 8-K dated August 27, 1997.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 17, 1996              CITADEL ENVIRONMENTAL GROUP, INC.


                                       By /s/ RICHARD LANDI
                                          -------------------------------------
                                          Richard Landi, President