Form 10KSB
period 1996-12-31
CITADEL ENVIRONMENTAL GROUP INC
filed 1997-11-28
CIK 799097

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-KSB

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        For the fiscal year ended    December 31, 1996
                              OR
     [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from              to

                  Commission file number 0-16423

                     CITADEL ENVIRONMENTAL GROUP, INC.
           (Name of Small Business Issuer in Its Charter)

               Colorado                         84-0907969
     (State or Other Jurisdiction of         (I.R.S. Employer
       Incorporation or Organization)        Identification  No.)

     3617 East Thousand Oaks Boulevard, Suite 223
     Thousand Oaks, CA                                   91362
    (Address of Principal Executive Offices)          (Zip Code)

             Issuer's Telephone Number:  (805) 777-3450

   Securities registered under Section 12(b) of the Exchange Act:
                             None

   Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, No Par Value
                        (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes       No X

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated b y reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

The issuer's revenues for the most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates, based upon the average bid and asked prices of the Common Stock on September 30, 1997 was $ 3,665,200. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer's Common Stock, as of September 30, 1997 was 5,879,709.

              DOCUMENTS INCORPORATED BY REFERENCE
                           NONE

                           PART I

 ITEM 1.DESCRIPTION OF BUSINESS

              GENERAL DEVELOPMENT OF BUSINESS

Citadel Asset Management, Ltd. was registered as an investment adviser under the Investment Advisers Act of 1940 upon its incorporation in Colorado in July 1983 and, until September 1992, was primarily engaged in the business of rendering investment advisory and management services. The Company was inactive from fiscal 1993 through fiscal 1995. The name was changed to Citadel Environmental Group, Inc. (The "Company", or "Citadel") in August 1996.

The Company's Articles of Incorporation were amended in January 1995 to increase the Company's authorized common stock to 25,000,000 shares with no par value, convert each outstanding share of Series A preferred stock into one share of common stock, and eliminate all unpaid dividends on any share of preferred stock.

On August 12, 1996 Citadel acquired all the outstanding common stock of Tonopah Resources International, Inc., ("TRI"). All of the outstanding common stock of TRI was acquired for 1,050,000 shares of newly issued common stock of Citadel, and 1,500,000 shares of Series A Preferred, 1,500,000 shares of Series B Preferred, and 2,000,000 shares of Series C Preferred. In conjunction with the acquisition, Citadel assumed or guaranteed $1,134,000 of TRI indebtedness.

Following the acquisition, the shareholders of TRI owned approximately 56% of the outstanding shares of Citadel's common stock and 100% of Citadel's preferred shares. Effective September 30,1996 the Board of Directors of the Company voted to discontinue the operations of TRI. In conjunction with the discontinuance and in order to strengthen the financial position of the Company and encourage new investors, the Company issued 2,840,000 shares of Citadel Common Stock in exchange for all of the Series A, B and C Preferred Stock and the cancellation of $1,100,000 in TRI debt. On September 22, 1997, the Company sold its equity interest in TRI to the Chairman of the Board of Citadel for $9,250 in cash and contingent consideration of $100,000. (See Item 12. "Certain Relationships and Related Transactions").

On March 26, 1997, the Company acquired a 64.45% interest in Applied Medical Recovery, Inc. ("AMR"), an Arizona corporation, engaged in reprocessing and recycling of non-critical medical instruments and devices in exchange for 1,633,608 shares of common stock.

The Company's executive offices are located at 3617 East Thousand
Oaks Boulevard, Suite 223 Thousand Oaks, CA 91362 and its
telephone and fax numbers are (805) 777-3450 and (805) 777-3460, respectively.
                                    2

                         DESCRIPTION OF BUSINESS

The Company owns a 64.45% interest in Applied Medical Recovery,
Inc. ("AMR"), an Arizona corporation, engaged in reprocessing and recycling of non-critical medical instruments and devices.

AMR and its subsidiaries have developed a proprietary service which allows for the recovery and re-use of previously used and contaminated, (disposable) non-critical surgical instruments and related medical devices. The FDA has not yet developed regulations for the new niche reprocessing industry. However, the regulations are expected to be issued by late 1997 or early 1998. Until there are published standards, AMR is following FDA Regulation #1722513 which relates to good manufacturing practices. Prior to the creation of the independent reprocessor of surgical instruments and/or medical devices, only hospitals reprocessed instruments. Hospitals do not fall under the regulation of the FDA and therefore no known regulations are currently in place. Instruments and/or devices are segregated and collected at the point of use in specially designated containers, reprocessed at AMR's plants and are "sold back" to the healthcare facility(point of origin) for reuse. AMR believes that its reprocessing system may save the healthcare facility up to 50% in instrument replacement costs. The types of noncritical instruments and/or devices AMR reprocesses include: floor grade instruments (laceration and suture trays); laparoscopic babcocks, graspers, scissors; cutting and saw blade; knives, shears, forceps, burs, and others.

The reprocessing system protocol includes performing the following general functions:

     1)Initial cleaning - both ultrasonic and manual;
     2)Log-in inspection - tracking each instrument for individual history;
     3)Sharpening and honing (if necessary);
     4)Quality control microscopic inspection;
     5)Final cleaning - instrument is dried and lubricated (if necessary) and prepared for packaging;
     6)Quality control inspection;
     7)Packaging and sterilization;
     8)Quality control inspection;
     9)Sterilization of instrument is validated by independent laboratory; and
    10)Instrument shipped back to healthcare facility client for reuse.

Under ordinary conditions, instruments can be reprocessed from three to eight times, depending upon the nature and quality of the instrument. Once an instrument is no longer usable by AMR's customers, the instrument may be sold into the foreign (overseas) medical instrument markets, in bulk to metal recyclers, to morticians or, disposed of through regular in-house medical waste sterilization/disposal.

Industry research indicates that approximately 40 billion medical instruments and devices are utilized in the U.S. each year. AMR believes that approximately 15-20% of these instruments and devices are candidates for AMR's reprocessing protocol. AMR's reprocessing service fees range from $5.00 to $300.00 per instrument Fees are customarily based on the type of instrument reprocessed.

AMR has developed an array of services which allow hospitals and surgery centers to minimize the generation of non-recyclable medical waste. AMR's recovery and reprocessing services address both used and unused medical products utilized in intervention, diagnostic and surgical procedures. AMR's programs intend to safely and effectively collect for recycle and/or resale: (i) disposable operating room towels, (ii) stainless steel instruments, (iii) plastic components and (iv) opened/unused surgical supplies. AMR will also purchase in bulk (from the healthcare facility) floor grade instruments and out-sourced sterile kits for reprocessing. The healthcare facility may purchase the reprocessed floor grade instruments and out-sourced non-sterile kits from AMR at prices which are substantially below historic costs. AMR provides in-house training and coordinating of its various collection programs within the each healthcare facility.

It is expected that AMR customers will realize cost reductions as a result of purchasing reprocessed instruments as well as a result of the reduced volume of medical waste generated and requiring disposal.

 In May 1997 AMR opened a reprocessing plant in Phoenix, Arizona, in a leased facility of approximately 15,000 square feet and in late June 1997 closed its 4,000 square foot facility in St. George, Utah.

Competition

The market in which Applied Medical Recovery operates and will be operating can be characterized as a new developing market which has not been fully defined. Many of AMR's actual and potential competitors are small companies with comparable financial and human resources and most have shorter operating histories. To the extent competitors and potential competitors offer comparable or more efficient technologies and to the extent larger companies, with greater resources, better operating efficiencies, and more extensive capabilities to collect, recycle and distribute products, enter into AMR's markets, the company's ability to compete effectively could be adversely effected.



Employees

As of November 1, 1997, Citadel employs two persons full time, all of which are in executive positions.

AMR currently has 31 employees of whom six are employed at the corporate office, three of which are executives and three of which are clerical. The remaining employees are employed at the Phoenix reprocessing facility. When the Phoenix facility is fully operational it will accommodate up to three shifts per day with each shift employing approximately 40 employees.

ITEM 2.       DESCRIPTION OF PROPERTY

Citadel's executive and administrative offices are located in Thousand Oaks, California. The Company leases approximately 700 square feet, on a month-to-month basis, with a monthly rental of approximately $700. These facilities are believed to be adequate for current operations.

AMR's executive and administrative offices are located in Phoenix, Arizona. Corporate offices occupy approximately 3,000 square feet, on a month-to-month basis, for a monthly rental of approximately $3,500. The 15,000 square foot reprocessing facility is also located in Phoenix, Arizona, for a monthly rental of $5,500 under a three year lease term which commenced in May 1997 and which also carries a three year renewal option. The lease has been guaranteed by certain officers, directors and major shareholders of AMR.


ITEM 3.       LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There have been no matters submitted to a vote of security holders during the quarter ended
December 31, 1996.
                                 5

                              PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading in the over-the-counter market on the OTC Bulletin Board under the symbol "ASEM" in April 1996. In September 1996, the stock symbol changed and currently trades under the symbol "CTEV". There was no active trading market for the Company's Common Stock for more than seven years prior to April 1996. Since April 1996, trading activity with respect to the Company's Common Stock has been limited and sporadic.

The following table reflects the high and low bid prices of the Company's Common Stock as reported by the OTC Bulletin Board commencing April 1996 . Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

   Fiscal
   Year          Quarter          High                  Low
   1996            03/31/96         0                    0
   1996            06/30/96      1 15/16                1/4
   1996            09/30/96         2                  1 3/8
   1996            12/31/96      1 7/16                 5/8

   1995            03/31/95         0                    0
   1995            06/30/95         0                    0
   1995            09/30/95         0                    0
   1995            12/31/95         0                    0



As of September 30, 1997, there were approximately 51 holders of record of the Company's common stock.

The Company has no formal policy concerning the declaration of dividends and has not issued any common stock dividends to date. The payment of dividends is within the discretion of the Board of Directors. The payment of any future dividends will be contingent upon future earnings, if any, its financial condition and capital requirements, general business conditions and other factors.


 ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS

Overview

Citadel's focus is to acquire controlling interest in operating companies in growth industries and increase the value of the investment by providing or locating the managerial, administrative and financial assistance necessary to facilitate growth. The Company is dependent upon additional debt or equity financing in order to provide these services for the benefit of its controlled subsidiaries. There is no assurance that the Company will be able to raise such capital.

In August 1996, the Company acquired all of the outstanding common stock of Tonopah Resources International, Inc. in exchange for a combination of Citadel Common and Preferred Stock. See Liquidity and Capital Resources. The investment did not meet performance objectives and commenced liquidation in September 1996. In September 1997, the Company sold the stock in the substantially liquidated subsidiary to Citadel's Chairman of the Board. (See "Certain Relationships and Related Transactions").

In March 1997, the Company acquired controlling interest in Applied Medical Recovery, Inc. in exchange for Citadel Common
Stock.

Plan of Operations

The Company intends to assist AMR's expansion of its medical reprocessing and recovery activities on a national and international basis. The medical reprocessing and recovery business has four distinct operating segments.

1) Through 47 independent sales representatives, AMR contacts individual hospitals and surgical centers and offers, on a fee for service basis, to reprocess their non-critical medical instruments and devices. To date, AMR's primary business has come from the southeast and northeast sections of the United States and since inception in 1995, AMR has serviced over 200 accounts. AMR has developed several innovative approaches to obtaining instruments from its customers which have increased the quantity of the instruments recovered and therefore reprocessed. AMR established a "mail away" program in 1996 which substantially increased the amount of instruments recovered from those facilities which entered AMR's program. All instruments received from a hospital are reprocessed and then returned to that facility. Ownership of these instruments is generally retained by the hospital. AMR is paid a fee for reprocessing which averages approximately 50% of the price the hospital originally paid for the instrument.

2) AMR is targeting hospital groups whereby it can contract for reprocessing on behalf of a number of hospitals and surgical centers with common ownership. Under this approach, AMR can reprocess instruments and then act as a central supply for the entire group. In this case, depending on the size of the group, and the volume of instruments involved, AMR may joint venture a facility with a major hospital or healthcare group and process their instruments exclusively. This would provide substantial savings to the group and improve inventory controls for the individual hospitals involved.

3) The Company is negotiating with a major medical waste transportation and disposal firm which would generate for AMR a substantial supply of instruments to be reprocessed. Although no assurance can be given that AMR will be successful in these negotiations, under the terms of the agreement, the waste company would deliver the instruments, for a fee, to a decontamination center owned and operated by AMR. The instruments then would be decontaminated and sent to the Phoenix plant for reprocessing and then returned back to the hospital of origin. That hospital would then be charged a fee, or the instruments could be held in AMR's inventory for overseas sales (See Item 4 below).

4)Instruments and devices received by AMR which are not under contract with a healthcare facility become the property of AMR and will, if suitable for reprocessing, be held in AMR's inventory. AMR believes that there is a substantial overseas market for disposable instruments which are currently thrown away in the United States. AMR intends, either through joint ventures or direct sales to international distributors, to sell reprocessed instruments overseas and then reprocess through offshore facilities the instruments several more times, depending on the instrument. Once the instrument is outside the United States it can have a separate reprocessing operation. AMR currently has no overseas contractual relationships.

AMR currently has 34 employees of whom seven are employed at the corporate office, five of which are executives and two of which are clerical. The remaining employees are employed at the Phoenix facility. When the Phoenix facility is fully operational, a single shift will employ approximately 40 employees.

Citadel expects to assist in the national and international expansion of AMR by providing capital(generally in the form of loans) and certain management expertise. Citadel has committed to AMR that Citadel would make available a $1,500,000 working capital line of credit and assist in obtaining an additional $2,000,000 in debt financing for expansion. To date, Citadel has loaned AMR $745,000 under the line of credit with future borrowing dependent upon Citadel's ability to raise additional capital. To date, the additional $2,000,000 in debt has not yet been secured. Absent the additional financing, AMR will not have the capital necessary to achieve its plan of operations.


Liquidity and Capital Resources

The Company's cash and cash equivalents at December 31, 1996 are
$43,256 compared to $1,565 at December 31, 1995.   The increase
in cash and cash equivalents of $41,691 is principally due to $280,000 in proceeds from the private placement of Common Stock discussed below (see "Private Placement - Common Stock") less the cash requirements of operations for the period. Included in the operating loss of $3,185,336 for the period is a loss from discontinued operations of $2,943,136. With the exception of the funding and write-off of a $61,539 loan to the discontinued operations, net of repayments, the expenses related to discontinued operations were principally non-cash and involved the issuance of common stock and the assumption of debt, as discussed below (see "Tonopah Resources International, Inc. /Discontinued Operations"). Other significant components of the operating loss not utilizing cash were a $70,211 increase in accounts payable, a $16,518 increase in payroll taxes payable and a $33,761 increase in accrued interest payable.

Private Placement - Common Stock

Effective September 30, 1996, the Company completed a private placement of 186,667 units consisting of one share of no par convertible preferred stock and one warrant, for $1.50 per unit. The warrant allows the purchaser to purchase one share of common stock at $3.00 per share and expire two years from date of issuance. In conjunction with a subsequent private placement of common stock (See "Subsequent Events - Private Placement of Preferred Stock"), all preferred shareholders' converted their shares and warrants into convertible preferred stock and warrants issued in accordance with the terms of the subsequent private
placement.   The common shares issuable under this placement were
not issued as of December 31, 1996 and were accordingly shown as stock subscriptions under current liabilities on the December 31, 1996 financial statements.

Tonopah Resources International, Inc.  ("TRI")/Discontinued
       Operations

On August 12, 1996 Citadel acquired all the outstanding common stock of Tonopah Resources International, Inc., ("TRI"). All of the outstanding common stock of TRI was acquired for 1,050,000 shares of newly issued common stock of Citadel, and 1,500,000 shares of Series A Preferred, 1,500,000 shares of Series B Preferred, and 2,000,000 shares of Series C Preferred. In conjunction with the acquisition, Citadel assumed or guaranteed $1,134,000 of TRI indebtedness.

During fiscal 1996, Citadel loaned TRI $89,938 for working capital purposes.

Following the acquisition, the shareholders of TRI owned approximately 56% of the outstanding shares of Citadel's common stock and 100% of Citadel's preferred shares. Effective September 30,1996 the Board of Directors of the Company voted to discontinue the operations of TRI. In conjunction with the discontinuance, and in order to strengthen the financial position of the Company and encourage new investors, the Company issued 2,840,000 shares of Citadel Common Stock during fiscal 1997 in exchange for all of the Series A, B and C Preferred Stock and the cancellation of $1,100,000 in TRI debt. On September 22, 1997, the Company sold its equity interest in TRI to the Chairman of the Board of Citadel for $9,250 in cash and contingent consideration of $100,000.

Discontinued operations for the year ended December 1, 1996 includes the following:

Value of Citadel common and preferred stock issued  $ 1,646,000

Debt Assumed                                          1,134,000

Subsequent debt incurred                                 71,836

Accrued interest on above debt                           33,761

Write-off of loan to TRI, net of repayments              61,539

                                                    $ 2,947,136

In conjunction with the discontinuance of TRI, certain subsidiaries of TRI were sold. Despite the sale of these subsidiaries, certain liabilities at the subsidiary level could be asserted to be Citadel liabilities. These contingent liabilities related to the disposal of TRI subsidiaries aggregate approximately $1,000,000 and consist of the following:

Allen-Moore Diversified Services, Inc. TRI held a 51% ownership interest in the issued and outstanding Common Stock of Allen-Moore Diversified Services, Inc. ("AMDS")and on May 20,1997 sold its total interest in AMDS to All Western Oil, Inc. for $65,000. TRI also received a mutual release of obligations from the new owner and the AMDS stockholders' owning the remaining 49% of the Common Stock, both as corporate officers and individually. AMDS has delinquent federal and state payroll taxes amounting to $171,263 and accounts payable of $92,407 as of December 31, 1996. As the accounting records for AMDS have not been made available, it is presently uncertain to what extent these amounts increased during fiscal 1997. AMDS was also in violation of EPA Hazardous Waste laws and has been formally charged with these violations. The chief operating officer of AMDS was also personally charged with violations and all government actions are pending. The AMDS corporation could be held liable for a fine in the maximum of $500,000, or as little as a $5,000. fine as the violations have been rectified. It is uncertain to what extent, if any, Citadel could be held liable for these fines should AMDS be unable to satisfy them. If the mutual releases prevail, Citadel will have no liability for these amounts.

Arizona Hazardous Waste, Inc. TRI owned all of the issued and outstanding Common Stock of Arizona Hazardous Waste, Inc. ("AHW"). On April 9, 1997 TRI sold all of the fixed assets of AHW to Envirosolve Southwest, Inc. for the sum of $115,000. Following the application of these proceeds, AHW has delinquent federal and state payroll taxes amounting to $14,687 and accounts payable of $154,397 as of December 31, 1996. AHW ceased all business activity during the first quarter of 1997. It is uncertain to what extent, if any, Citadel could be held liable for these amounts.


GEC Construction and Management, Inc. TRI held a 49% ownership interest in the Common Stock of GEC Construction and Management, Inc.("GEC"). On December 2, 1996 TRI reached an agreement with the 51% shareholder of GEC to return to the 51% shareholder TRI's stock in GEC along with any future rights to purchase stock of GEC, in exchange for TRI not foreclosing on it's secured receivable from GEC. TRI has assisted GEC with collection of outstanding accounts receivable and used such proceeds to retire TRI indebtedness and GEC payroll tax liabilities. The records of GEC are unavailable and therefore, any contingent liability for remaining unpaid payroll taxes cannot be determined.


Subsequent Events - Retirement of Series A, B, and C Preferred

The Company issued 2,840,000 shares of Citadel Common Stock during fiscal 1997 in exchange for all of the Series A, B and C
Preferred Stock issued in conjunction with the TRI acquisition and the cancellation of $1,100,000 in TRI debt.

Subsequent Events - Private Placement of Convertible Preferred
Stock

On April 30, 1997 the Company completed a private placement of 717,500 units consisting of one share of no par convertible preferred stock, one A warrant and one B warrant, for $1.00 per unit. The preferred stock is convertible into common stock on a one-for-one basis and carries a 5% annual dividend payable in common shares. Two A warrants allow the holder to purchase one share of common stock at $1.25 per share. The warrants expire one year from date of issuance (October 1997) or 90 days following the registration of the underlying common shares, whichever is greater. Two B warrants allow the holder to purchase one share of common stock at $1.50 per share. The warrants expire two years from date of issuance (October 1998) or 90 days following the registration of the underlying common shares, whichever is greater. In conjunction with this private placement, all shareholders who acquired stock in the Company's previous private placement (See "Private Placement - Common Stock), converted their common shares and warrants into preferred stock and warrants issued in accordance with the terms of this private placement.

On November 8, 1997 the Board of Directors voted to extend the expiration dates for the Series A and B warrants to October
1998 and October 1999, respectively.

Subsequent Events - Acquisition of Applied Medical Recovery, Inc.

On March 26, 1997, the Company acquired a 64.45% interest in Applied Medical Recovery, Inc.("AMR"), an Arizona corporation, engaged in reprocessing and recycling of non-critical medical instruments and devices in exchange for 1,633,608 shares of common stock.

Subsequent Events - Loan Agreement with Applied Medical Recovery,
Inc.

On July 1, 1997, Citadel entered into a loan agreement with AMR. The loans are covered by a Multiple Advance Promissory Note in the amount of $3,500,000, bearing interest at Wells Fargo prime rate plus two percent (2%) per annum with principal and interest due and payable on or before July 1,1998. The note is secured by a Security Agreement on all of the assets of AMR and its subsidiaries. As of November 1, 1997, Citadel has advanced $745,000 to AMR pursuant to this Multiple Advance Promissory Note.

Subsequent Events - Officer's Severance Agreement

On January 14, 1997 the Company entered into an agreement with Richard Landi, accepting his retirement as President of the Company effective February 1, 1997. Pursuant to the agreement the Company became liable for twelve months of full compensation from February 1, 1997 through January 1, 1998 at $8,333. per month payable bi-monthly. The Company made payments through March 31, 1997 and has not made any further payment to date. The unpaid balance at October 31, 1997 is $83,333. The Company is seeking arbitration to reach a mutually satisfactory settlement.

 ITEM 7.FINANCIAL STATEMENTS

The Consolidated Financial Statements of the Company are attached as follows:

Index to Financial Statements                       F-1

Citadel Environmental Group, Inc. Financial
  Statements as of and for the year ended
  December 31, 1996                            F-3 through  F-19

Citadel Asset Management, Ltd. Financial
  Statements as of and for the year
  ended December 31, 1995                      F-20 through F-26



ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND  FINANCIAL  DISCLOSURE

On October 28, 1996 the Board of Directors received notice of the resignation of Schumacher & Associates, Inc. as the Company's auditors due to the relocation of the Company's corporate offices. For each of the past two years, the report of Schumacher & Associates, Inc on the Company's financial statements did not include an adverse opinion or a disclaimer of opinion, nor was it modified as to uncertainties, audit scope, or accounting principles.

To the best of our knowledge and belief during the 24 months preceding the resignation of Schumacher & Associates, Inc as our auditors, there existed no disagreements relating to any matter of accounting principles or practices, financial statement disclosures, auditing scope or procedure, or compliance with applicable rules or the commission, which problems, if not resolved to the satisfaction of Schumacher & Associates, Inc would have caused them to make reference to the subject matter of any disagreements in connection with their report.

                          PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS

Information with respect to the executive officers and directors of the Company is set forth below:



                                   Company Positions
Name                  Age          and Offices


Robert R. Barber      56            Chairman of the Board

Louis F. Coppage      60            President, Chief
                                    Financial Officer and
                                    Director

Georgette  W. Pagano  39            Corporate Secretary


Business experience of Directors and Executive Officers of Citadel.

Robert R. Barber. Mr. Barber was elected to the Board of Directors of Citadel in August 1996 and was elected Chairman of the Board in January 1997. Mr. Barber has for more than the past five years been Chairman of the Board and the Chief Executive Officer of North American Recycling Systems, Inc.. Prior to forming North American Recycling Systems, he was the President and Chief Executive Officer of North American Recycling Corporation since its inception in 1974 which has been involved in medical waste treatment among other businesses. He is a past Vice Chairman of the National Solid Waste Recyclers Council and is a member of the Steering Committee for the New York Solid Waste Industries Association. Mr. Barber is also a member of the National Solid Waste Management Association. Mr. Barber obtained a BA degree in Liberal Arts from Siena College in 1970.

Louis F. Coppage. Mr. Coppage was elected to the Board of Directors of Citadel in August, 1997 and as elected President and Chief Financial Officer in September 1997. Mr. Coppage is also acting Chairman and CEO of American Consolidated Growth Corporation (AMGC). He has over twenty years of executive and managerial experience with both domestic and international operations involving finance and business development for both private and public corporations.
From 1993 to present, he has held advisory positions and has provided investment banking consulting services for AMGC and its affiliate companies, where he assisted in the turnaround and restructuring of the companies. He is currently a member of the Board of Directors of
AGTsports, Inc. Mr. Coppage has served as financial consultant for numerous clients in real estate, energy, insurance management and investment holdings related businesses. He holds memberships in several civic, social and charitable organizations.

Georgette W. Pagano. Ms. Pagano has been Corporate Secretary since March 1997. Ms. Pagano has extensive corporate experience with a number of public companies beginning with Conversion Industries in 1984. Prior to joining Conversion, Ms. Pagano was a stockbroker with the firm of Thomson McKinnon Securities. She has served as a Director of two public companies.

Information with respect to the executive officers and directors of AMR is set forth below:


                                   Company Positions
Name                  Age          and Offices


Ricardo Ferreira       35         Chief Executive Officer

Timothy Einwechter     44         Chief Financial Officer

Richard McKeon         33         Vice President Marketing

Jeff Zander            39         Vice President Compliance
Georgette W. Pagano   39          Corporate Secretary

Louis F. Coppage      60          Chairman of the Board

Robert R. Barber      56          Director

Pauline R. Sill       45          Director

Reuben Sandler, Ph.D. 60          Director

Raymond L. Graves     62          Director


Business experience of Directors and Executive Officers of AMR.


Ricardo Ferreira. Mr. Ferreira has been AMR's Chief Executive Officer since May 1997. Prior to joining AMR, Mr. Ferreira was the President and CEO of Healthworks Managed Care Services, Inc., a private company engaged in the provision of rehabilitation services and Executive Partner of a golf and housing development in Scottsdale, Arizona. Mr. Ferreira was also the founder, President and CEO of International Managed Health Care Ltd., a private company engaged in the provision of rehabilitation services and prior to this was a corporate banker at The Royal Bank of Canada. Mr. Ferreira is a member of the Foundation Board of Doctors Hospital in Toronto, Canada and is The Chairman of the Advancement Board at the University of Toronto. Mr. Ferreira has a Business Administration Degree from the University of Toronto.

Timothy Einwechter. Mr. Einwechter has been AMR's Chief Financial Officer since May 1997. Prior to joining AMR, Mr. Einwechter was the Chief Operating Officer of Healthworks Managed Care Services Inc., a private company engaged in the provision of rehabilitation services and is Managing Partner of a golf and housing development in Scottsdale, Arizona. Mr. Einwechter has been the Chief Financial Officer of International Managed Health Care Ltd., a private company engaged in the provision of rehabilitation services. He was also the Chief Financial Officer of Dynacare Health Services Inc., a publicly traded health services company engaged in the business of providing home health care and laboratory diagnostic services. Mr. Einwechter was a Vice President of Versa Care Limited a private company engaged in the provision of seniors accommodation. Mr. Einwechter received his Bachelor of Business Administration Honors Degree from Wilfrid Laurier University and is a Chartered Accountant.

Richard McKeon. Mr. McKeon has been the Vice President in charge of Sales and Marketing for AMR since March 1996. Mr. McKeon developed a successful sales career in the specialty medical and surgical products industry. After experience in sales, marketing and management, in 1995 Mr. McKeon founded Stratton Industries, developing specialized surgical laser peripheral equipment to be marketed nationally, while developing a regional sales organization in the southwest. Mr. McKeon earned a Bachelor of Arts in Business Administration from Loyola Marymount University.

Jeff Zander. Mr. Zander has been Vice President of Regulatory Affairs for AMR since 1996 and currently manages regulatory and industry standards compliance as well as coordination of legal affairs and special projects. Mr. Zander was a contributing editor to the ECRI publication: "Reuse of Single-Use Devices:
Making an Informed Decision." He is also a member of the Regulatory Affairs Professional Society. Prior to joining AMR, Mr. Zander served as an officer in the U.S. Marine Corps. Prior to his military service, Mr. Zander was a business analyst for Dunn & Bradstreet. He received his Bachelor of Science with honors from Columbia College and his Juris Doctorate from Brigham Young University where he was an editor on the Public Law Journal.

Pauline R. Sill. Ms. Sill, a founder of the company, was President since its inception in 1996 through. September 1997. Ms. Sill has been a director of AMR since April 1997. In addition, Ms. Sill has been Chief Executive Officer and shareholder of Arizona Medical Waste, a subsidiary of AMR, since 1993. Arizona Medical Waste is a treatment facility that specializes in the recovery/recycling of commodity items that are out-sourced to secondary markets. Ms. Sill is on the committee of the National Solid Waste Management Association. She is also a member of the National Association of Women Business Owners and "Who's Who Worldwide, Registry of Business Leaders 1994/95". Ms. Sill obtained an Associate Degree in Accounting and Business from Duqensee University and Phoenix Community College.

Raymond L. Graves. Mr. Graves has been a Director of AMR since April 1997. He is the President of R. L. Graves & Associates, a financial services company specializing in personal and corporate pension planning. Prior to that, Mr. Graves was President of Lincoln National Life, an Arizona financial services company. Mr. Graves has been in the financial services business for over 30 years. He received his Bachelor of Science degree from Tarkio College, Missouri, and completed Graduate Work at Iowa State Teachers College and Kansas State University.

Rueben Sandler. Ph.D.   Dr. Sandler has been a Director of AMR
since May 1997. He has been an executive management consultant in Australia and New Zealand for approximately ten years. Dr. Sandler was executive Vice President of R&D Laboratories and President of IPA Information Systems, a medical software company which was sold to Newport Pharmaceuticals. Dr. Sandler is currently the President of the Branded Distributors Division of the National Pharmaceutical Alliance. Dr. Sandler received his Ph.D. in Mathematics from the University of Chicago.

For a description of the backgrounds of Georgette W. Pagano, Louis F. Coppage and Robert R. Barber, officer and directors of AMR, please see "Officers and Directors of the Company" above. Mr. Barber and Mr. Coppage have been Directors of AMR since April 1997 and October 1997, respectively.

A former executive officer of the Company will receive a severance payment of approximately $8,300 per month through January 1988. He has been paid approximately $25,000 since
January 1997.





Compliance With Section 16(a) of the Exchange Act

The following officers, directors and/or 10 percent shareholders of the Company have filed late reports of Forms 3, 4 or 5 with respect to the number of transactions indicated or have failed to file a required Form 3, 4 or 5 for the period of July 1, 1994 to June 30, 1995 as indicated in the following table:



Name                          None
Number of Late Reports        None
Number of Transactions        None
Failure to File a Report      None

                   ITEM 10.EXECUTIVE COMPENSATION

The following table sets forth the total remuneration of the Chief
Executive Officer and the four most highly compensated executives whose salary and bonus for the year ended December 31, 1996 exceeded$100,000.

                      SUMMARY COMPENSATION TABLE

    Name  and
Principal Position       Year    Salary     Bonus     Other
------------------      ------   -------    ------    ------

Richard Landi,           1996    $25,000         0        0
President and CEO (1)    1995          0         0        0


Wayne Boss,              1996          0         0        0

President and CEO (2)    1995          0         0        0

_____________________________
(1) Mr. Landi commenced employment in September 1996 and resigned in
February 1997.
(2) Mr. Boss resigned in August 1996.




                   OPTION GRANTS IN LAST FISCAL YEAR
                           INDIVIDUAL GRANTS

                                 NONE

            AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR-END OPTION VALUES

                                 NONE

Compensation of Directors

Non-employee directors are not compensated for each Board meeting they attend, other than for the reimbursement of expenses. Employee directors do not receive any additional compensation for Board or committee service.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth information regarding the ownership of the Company's equity securities by (i) each person known by the Company to own 5 % or more of each class of equity securities,
(ii)
each officer and director of the Company, and by (iii) all executive officers and directors as a group.

  Name and Address of       Amount and Nature of
   Beneficial Owner              Ownership          Percent of
                                                      Class
Robert R. Barber (1)                     0                  0
3617 East Thousand Oaks Blvd
Suite 223
Thousand Oaks, CA 91362

Louis F. Coppage (1)                     0                  0
3617 East Thousand Oaks Blvd
Suite 223
Thousand Oaks, CA 91362

Georgette  W. Pagano                     0                  0
3617 East Thousand Oaks Blvd
Suite 223
Thousand Oaks, CA 91362

Pauline R. Sill                    517,620                  9%
c/o Arizona Medical Waste
4519 W. Colter
Glendale, AZ 85301

Frances Financial Limited        808,400                   14%
c/o Jean-Paul da Costa
Piper, Smith & Basham
31 Warwick Square
London, England SWIV2AF

Koshar Limited                 1,467,205                   25%
c/o Jean-Paul da Costa
Piper, Smith & Basham
31 Warwick Square
London, England SWIV2AF



All Directors and Officers             0                     0
 as a Group (2)

________________________

(1)  Director.

  * under 1%




ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 22, 1997, the Company sold its equity interest in Tonopah Resources International, Inc. to the Chairman of the
Board of Citadel for $9,250 in cash and contingent consideration of $100,000.

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits

Exhibit No.         Description                             Page

    3.1      Articles of Incorporation.

    3.2      By-laws.

   10.1      Share Exchange Agreement between
Citadel                           Environmental
             Group, Inc. and Applied Medical Recovery, Inc. dated as of March 26,1997.*

   10.2      Purchase and Sales Agreement between Citadel
             Environmental Group, Inc. and Robert R. Barber dated
             September 22, 1997.*

     16 Letter from Schumacher & Associates, Inc regarding change in certifying accountant.*


     21      Subsidiaries of the registrant *

     27      Financial Data.*


     * Filed herewith

  (b)Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.
                                19

                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Citadel Environmental Group, Inc.
  (Registrant)

  Date: November 26, 1997            By:     Louis F Coppage

                                             President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  Signature                 Title                     Date
-------------      ----------------------          ----------

                      President, Chief Financial
Louis F. Coppage      Officer and Director           11/26/97



Robert R. Barber      Chairman of the Board           11/26/97
                                 20

                   CITADEL ENVIRONMENTAL GROUP, INC.
                     INDEX TO FINANCIAL STATEMENTS




Citadel Environmental Group, Inc. as of and for the year ended
December 31, 1996:

   Report of Independent Accountants              F-3/4
   Balance Sheet                                   F-5
   Statement of Income and Accumulated Deficit     F-6
   Statement of Cash Flows                         F-7
   Statement of Changes in Stockholders' Equity    F-8
   Notes to Financial Statements                   F-9

Citadel Asset Management, Ltd.  as of and for the year ended
December 31, 1995:

     Report of Independent Accountants             F-20
     Balance Sheet                                 F-21
     Statement of Operations                       F-21
     Statement of stockholders' Equity             F-23
     Statement of Cash Flows                       F-24
     Notes to Financial Statements                 F-25
                                F-1

                          FINANCIAL STATEMENTS
                  CITADEL ENVIRONMENTAL GROUP, INC.
            AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1996
                                F-2

                      INDEPENDENT AUDITORS' REPORT



To The Board of Directors and Stockholders of Citadel Environmental Group, Inc.
(Formerly Citadel Asset Management, Ltd.)
Westlake, California


     We have audited the accompanying balance sheet of Citadel
Environmental Group, Inc. (formerly Citadel Asset Management,
Ltd.),as of December 31, 1996 and the related statements of income, accumulated deficit, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Citadel Environmental Group, Inc. (formerly Citadel Asset Management, Ltd.) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principals.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 7 to the financial statements, the Company has not had significant operating revenues in several years and as of December 31, 1996 does not own any assets that would generate any significant operating revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 8 Subsequent Events. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To The Board of Directors and Stockholders of Citadel Environmental Group, Inc.
Page 2



                      INDEPENDENT AUDITORS' REPORT



     As more fully discussed in Note 6, during 1996 the Company discontinued its operations of its wholly owned subsidiary
Tonopah Resources International, Inc. and instituted a plan of liquidation. As discussed in Note 8 Subsequent Events, the Company has been successful in its liquidation.

     The Company through its ownership of Tonopah Resources
International, Inc. has a potential Contingent Liability as more fully discussed in Note 9. Management has elected not to accrue any liability due to the undeterminable probability of the Contingent Liability and the unascertainable financial impact.




SKEEHAN & COMPANY
October 31, 1997
                                    F-4

                   CITADEL ENVIRONMENTAL GROUP, INC.
               (Formerly Citadel Asset Management, Ltd.)

                             BALANCE SHEET
                           DECEMBER 31, 1996



                                 ASSETS

  Current Assets



  Cash                                    $  43,256

  Notes Receivable                           50,000

  Accrued Interest Receivable                    69

   Total Current Assets                               $  93,325


   Total Assets                                       $  93,325

























           See Accompanying Independent Auditor's Report and Notes to Financial Statements.

                   CITADEL ENVIRONMENTAL GROUP, INC.
               (Formerly Citadel Asset Management, Ltd.)

                             BALANCE SHEET
                           DECEMBER 31, 1996



                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts Payable                       $   75,473
  Payroll Taxes Payable                      16,518
  Notes Payable - Current Portion         1,225,836
  Accrued Interest Payable                   33,761
  Stock Subscriptions                       280,000
   Total Current Liabilities                         $ 1,631,588

   Total Liabilities                                   1,631,588


Stockholders' (Deficit)
Common Stock, no par value, authorized
25,000,000 shares, issued and outstanding
1,784,644 shares                          2,112,637

Preferred Stock-Series A, .01 par value
authorized 1,500,000 shares, issued and
outstanding 1,500,000 shares                 15,000

Preferred Stock-Series B, .01 par value
authorized 1,500,000 shares, issued and
outstanding 1,500,000 shares                 15,000

Preferred Stock-Series C, .01 par value,
authorized 2,000,000 shares, issued and
outstanding 2,000,000 shares                 20,000

Accumulated (Deficit)                    (3,700,900)

   Total Stockholders' (Deficit)                      (1,538,263)

  Total Liabilities and Stockholders' (Deficit)     $     93,325




           See Accompanying Independent Auditor's Report and Notes to Financial Statements.

                   CITADEL ENVIRONMENTAL GROUP, INC.
               (Formerly Citadel Asset Management, Ltd.)

              STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                  FOR THE YEAR ENDED DECEMBER 31, 1996



Income
  Interest Income                         $      86

   Total Income                                       $      86


Expenses
  Salaries                                $  45,153
  Payroll Tax Expense                         3,932
  Consulting Fees                            69,244
  Legal and Accounting                       66,427
  Miscellaneous                               3,234
  Insurance                                   5,777
  Office Expense                              8,269
  Travel                                      3,971
  Telephone                                   3,309
  Business Development                        1,026
  Stock Transfer Fees                         2,054
  Private Placement Costs                    34,890

   Total Expenses                                       247,286

  Net (Loss) Before Discontinued Operations            (247,200)

   Discontinued Operations (Loss)                    (2,943,136)

   Net Loss                                          (3,190,336)

  Accumulated (Deficit) January 1, 1996                (510,564)

  Accumulated (Deficit) December 31, 1996           $ 3,700,900)

 Loss Per Weighted-Average Share of Common
  Stock Outstanding
   From Continuing Operations                       $     (0.22)
   From Discontinued Operations                           (2.65)
   Total Loss Per Share                             $     (2.87)


Weighted Average Number of Common Shares, Outstanding 1,108,694

           See Accompanying Independent Auditor's Report and Notes to Financial Statements.

                   CITADEL ENVIRONMENTAL GROUP, INC.
               (Formerly Citadel Asset Management, Ltd.)

                        STATEMENT OF CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31, 1996



Cash Flows From Operating Activities
  Net (Loss)                                       $ (3,190,336)
 Adjustments to Reconcile Net Loss to
  Net Cash Used In Operating Activities
 (Increase) Decrease in:
  Receivable from Affiliates$                12,500
   Accrued Interest Receivable                  (69)
 Increase (Decrease) in:
  Accounts Payable                           75,211
   Payable to Stockholders                   (7,730)
  Payroll Taxes Payable                      16,518
  Assumption of Tonopah Debt              1,225,836
  Accrued Interest Payable                   33,761
 Stock Issued to Acquire
   Discontinued Operations                1,596,000

   Total Adjustments                                  2,952,027

  Net Cash (Used In) Operating Activities              (238,309)


Cash Flows Provided by Financing Activities

  Stock Subscriptions                       280,000

  Net Cash Provided by Financing Activities             280,000


  Net Increase In Cash                                   41,691

  Cash, January 1, 1996                                   1,565

  Cash, December 31, 1996                           $    43,256






           See Accompanying Independent Auditor's Report
                and Notes to Financial Statements.
                                F-8

                        CITADEL ENVIRONMENTAL GROUP, INC.
                    (Formerly Citadel Asset Management, Ltd.)

                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED DECEMBER 31, 1996


                           Common Stock       Preferred Stock   Contri-
                           ------------      ---------------     buted        Accum-     Stock-
                         Shares    Amount     Shares   Amount   Capital        ulated    holders'
                                                                             (Deficit)  (Deficit)
Balance, 12/31/95        432,744   $476,637             $        $40,000     $(510,564)   $ 6,073

Reclassify to Common                 40,000                      (40,000)

Correct Shares Issued      1,900

Shares Issued to
 Purchase Tonopah      1,050,000  1,596,000   2,000,000 50,000                            1,646,000
Net (Loss) 12/31/96                                                          (3,190,336) (3,190,336)

Balance 12/31/96        1,784,644 2,112,637  2,000,000  50,000      0        (3,700,900)(1,538,263)














           See Accompanying Independent Auditor's Report and Notes to Financial Statements.

                     CITADEL ENVIRONMENTAL GROUP, INC.
                 (Formerly Citadel Asset Management, Ltd.)

                     NOTES TO THE FINANCIAL STATEMENTS
                             DECEMBER 31, 1996


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Organization
Citadel Environmental Group, Inc. (formerly Citadel Asset
Management, Ltd.) (the Company) was organized on July 1,1983 for the primary purpose of providing investment advisory services. The Company was a registered investment advisor under the Investment Advisors Act of 1940 until December, 1992. During 1995,1994, and 1993 the Company has been relatively inactive. On August 12,1996 the Company changed its name and became active and changed its purpose to that of an investment company which acquires controlling interest in operating companies. After acquisition the Company will provide operating capital, management advisory services, and assist in developing markets.


Accounting Method
The Company maintains its books and records, presents its financial statements, and files its income tax returns utilizing the accrual method of accounting. The accrual method recognizes income when earned and expenses when incurred.

Property and Equipment
Property and Equipment consisting of Office furniture and equipment are recorded at cost. Depreciation is recorded using allowable methods over the useful lives of the assets. All property and equipment assets were fully depreciated at December 31, 1995 and therefore, no expense is recorded in these financial statements.

Upon sale or retirement of property and equipment the related cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is recognized. Repairs and maintenance expenditures that do not extend the useful lives are included in expenses during the period they are incurred.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results may differ from those estimates.

NOTE 2  NOTE RECEIVABLE

On December 27, 1996 the Company loaned money to Applied Medical Technologies, Inc.,(an Arizona Limited Liability Company) in the amount of $50,000. bearing interest at the rate of 10% per annum. The note is payable in monthly interest payments starting on February 1, 1997 and monthly thereafter, with principal repayable on demand, however, if the contemplated acquisition of Applied Medical Technologies, Inc. by the Company is not completed by February 1, 1997 then all principal and interest is due and payable.

                     CITADEL ENVIRONMENTAL GROUP, INC.
                 (Formerly Citadel Asset Management, Ltd.)

                     NOTES TO THE FINANCIAL STATEMENTS
                             DECEMBER 31, 1996


NOTE 2 NOTE RECEIVABLE - Continued

Accrued interest receivable at December 31, 1996 is $69.(See Note 8 Subsequent Events for more information on the note receivable and the acquisition of Applied Medical Technologies, Inc.)


NOTE 3  NOTES PAYABLE-CURRENT PORTION

The Company had note payable obligations as of December 31, 1996 that were assumed and or guaranteed through the acquisition of Tonopah Resources International, Inc. (TRI) as of August 12, 1996.

Promissory Notes payable to Stockholder's
of TRI, secured by the Stock in TRI due on
September 30, 1996 bearing interest at Prime
plus 3.5% per annum.                            $  1,100,000.00

Short term debt on related party stockholders'
of TRI assumed by the Company                         30,000.00

Promissory Note Payable in favor of Charin
Management dated December 1, 1996 bearing
interest at the rate of 10% per annum.
Principal is repayable on demand with
interest payable monthly starting January 1,
1997 and continuing each month until the
principal is fully paid. The note is unsecured
and was for services connected with the
acquisition of TRI.                                   20,000.00

Promissory Note Payable to JPM Pension Fund
bearing interest at the rate of 10% per annum.
Principal and interest are repayable on demand.
This note was assumed during the acquisition of TRI.   4.000.00

                     CITADEL ENVIRONMENTAL GROUP, INC.
                 (Formerly Citadel Asset Management, Ltd.)

                     NOTES TO THE FINANCIAL STATEMENTS
                             DECEMBER 31, 1996


NOTE 3  NOTES PAYABLE-CURRENT PORTION - Continued

Promissory Note Payable to David D'Appolonia,
former director of the Company and an officer
of TRI, for various loans made and services
rendered and unpaid by TRI.  The debt was
stipulated by court order of judgement issued
by the Superior Court of Arizona in and for the
County of Maricopa.                                   71,836.00

      Total Notes Payable-Current Portion      $   1,225,836.00

(See Note 8 Subsequent Events for more information regarding the notes payables)

Accrued interest payable on the above notes at December 31, 1996 is $33,761.00


NOTE 4  STOCK SUBSCRIPTIONS

The Company on August 5, 1996 issued a Private Placement Memorandum offering up to 666,667 shares of its common stock at a price of $1.50 per share. The proceeds from the solicitation were for the use in funding the various operations of the subsidiaries of TRI. The common stock for the subscriptions were not issued as of December 31, 1996 and therefore, the amounts are shown in these financial statements as a liability. The total shares subscribed were 186,666 at $1.50 representing an increase in the common stock account when issued in the amount of $280,000.00.

(See Note 8 Subsequent Events for more information regarding stock subscriptions)


NOTE 5  STOCKHOLDERS' EQUITY

During the year ended December 31, 1996 the Company became aware that the total number of shares reported in the Independent Auditors' Report for the year ended December 31, 1995 were incorrect by 1900 shares. The American Securities Transfer and Trust, Inc. certified records report the shareholders issued and outstanding for the year ended December 31, 1995 to be 734,644 shares and the Auditors' Report states 732,744 shares. These financial statements reflect the adjustment of the 1900 shares as certified by American Securities Transfer and Trust, Inc.

                     CITADEL ENVIRONMENTAL GROUP, INC.
                 (Formerly Citadel Asset Management, Ltd.)

                     NOTES TO THE FINANCIAL STATEMENTS
                             DECEMBER 31, 1996


NOTE 5  STOCKHOLDERS' EQUITY - Continued

The Company through Board of Directors action also reclassified the prior years reported Contributed Capital of $40,000.00 into the Common Stock Value. Neither of these actions effect the overall Stockholders' Equity. On August 12, 1996 the Company acquired through a stock issuance all of the stock of The Tonopah Resources International, Inc. corporation and along with it substantial interest in its subsidiaries. The Company issued 1,050,000 shares of common stock at a value of $1.52 per share or $1,596,000.00 plus the issuance of three classes of preferred stock with a par value of $.01 per
share totaling 5,000,000   shares or $50,000.00 in value.  On October 21, 1996
the Board of
Directors declared that the acquisition was filled with problems and that the Subsidiaries of Tonopah would have to be liquidated and that the Company would formally discontinue operations of Tonopah and its subsidiaries.

On December 15, 1996 the Company offered through a Private Placement Memorandum 1,000,000 shares of its Preferred, no par, stock at $1.00 per share, plus one A Warrant and one B Warrant. Two A Warrants allow the holder to purchase 1 share of Common Stock at $1.25 per share and Two B Warrants allow the holder to purchase 1 share of Common Stock at $1.50 per share. Concurrent with this offering the Company has offered to exchange an
additional 280,000 shares for the securities sold in the    August 5, 1996
Private Placement which closed on September 30, 1996.

(See Note 8 Subsequent Events for more information on events effecting the stockholders' equity)


NOTE 6  DISCONTINUED OPERATIONS

On October 11, 1996 the Board of Directors resolved that Tonopah
Resources International, Inc., which it had purchased on August 12,1996 needed to be restructured. The restructuring plan included the liquidation of its subsidiary companies and the discontinuance of Tonopah's operation. Since the acquisition and the discontinuance of the operations all occurred within the quarter ending September 31, 1996 the Board of Directors have elected to collapse all the transactions with Tonopah into a Common Stock for Common Stock transaction. The Company has further elected to treat the investment value of the transaction as a current year expense resulting in a carrying value of the Tonopah Stock of zero.

The following transactions reflect the amount shown on the financial statement as discontinued operations:

1)Issuance of Common stock for the purchase of
        Tonopah                                  $  1,596,000

2)Issuance of referred stock for the purchase of
        Tonopah                                        50,000

                     CITADEL ENVIRONMENTAL GROUP, INC.
                 (Formerly Citadel Asset Management, Ltd.)

                     NOTES TO THE FINANCIAL STATEMENTS
                             DECEMBER 31, 1996


NOTE 6 DISCONTINUED OPERATIONS - Continued

3)Assumption of Tonopah Stockholder debt             1,130,000

4)Assumption of Tonopah debt to David D'Appolonia      71,836

5)Write off of funds advanced to Tonopah and its
        subsidiaries                                   89,938

6)Proceeds from sale of certain assets of
         subsidiaries                                 (28,399)

7)Accrued interest on Debts Assumed                    33,761

       Total Discontinued Operations             $  2,943,136

(See Note 8 Subsequent Events for more information regarding the Tonopah transactions)


NOTE 7  GOING CONCERN

The Company's continued existence is in doubt. The Company has not had any significant operating revenues in several years and as of December 31, 1996 the Company does not own any assets that would generate any operating revenues.

Management believes that actions subsequent to December 31, 1996 and that were started before December 31, 1996 will correct their financial requirements and provide the necessary funds to acquire the assets needed to generate the required operating revenues and therefore, be able to recover from prior operating losses.

(See Note 8 Subsequent Events for more information regarding actions to eliminate the going concern)


NOTE 8  SUBSEQUENT EVENTS

Tonopah Resources International, Inc.
Subsequent to the October 11, 1996 an action taken by the Company's Board of Directors an agreement was reached with the collective shareholders of the 1,500,000 shares of Preferred Series A Stock, the 1,500,000 shares of Preferred Series B Stock, the 2,000,000 shares of Preferred Series C Stock and the holders of $700,000.00 worth of the assumed Tonopah $1,100,000.00 notes to exchange the above for 2,440,000 shares of the Company's Common Stock. Subsequent to December 31, 1996 the exchange transaction was completed and the shares were exchanged.

                     CITADEL ENVIRONMENTAL GROUP, INC.
                 (Formerly Citadel Asset Management, Ltd.)

                     NOTES TO THE FINANCIAL STATEMENTS
                             DECEMBER 31, 1996


NOTE 8  SUBSEQUENT EVENTS - Continued

Stock Subscriptions
All of the shares purchased from the August 5, 1996 Private Placement Memorandum offering were during the period January 1, 1997 through April 30, 1997 converted pursuant to the offering dated December 15, 1997. The effect to the stockholders' equity is nil. The future effects would be in allowing the August 5, 1996 subscribers to reduce price at which they may use their warrants. The total dollar effect to this reduction if converted would be $177,500 or $.64 per share.

Private Placement Memorandum December 15, 1996
On April 30, 1997 the December 15, 1996 Private Placement Offering closed. The results of the offering are as follows:

        Subscriptions              Shares           Funds
Convertible Preferred, no par       717,500       $ 717,500.00
Series A Warrants                   717,500             Nil
Series B Warrants                   717,500             Nil

The conversion from the August 5, 1996 Private Placement Offering resulted in the transferring 280,000 shares of Common Stock for 280,000 shares of Convertible Preferred Stock and the transfer of 280,000 Warrants convertible into 280,000 shares of Common Stock at a price of $3.00 per share into 280,000 Warrants convertible into 190,000 shares of Common Stock at $1.25 per share and 280,000 Warrants convertible into 190,000 shares of Common Stock at $1.50 per share.

Therefore, effective as of April 30, 1997 the Company had issued and outstanding the following:

Convertible Preferred Stock, no par     997,500 shares
Series A Warrants                       997,500 warrants
Series B Warrants                       997,500 warrants

Conversion of Debt for Stock
On May 22, 1997 the Company entered into an agreement with Koshar
Limited and Francis Enterprises Limited to retire their individual debts in the amount of $200,000.00 respectively by issuing 200,000 shares of Common Stock plus 100,000 Warrants each convertible into 100,000 shares each of the Company's Common Stock at $1.25 per share convertible anytime within two years of issuance.

When the May 22, 1997 transactions are combined with the $700,000.00 conversion discussed above under the Tonopah paragraph the total Promissory debt at December 31, 1996 in the amount of $1,100,000.00 is retired. As of the date of these financial statements the stock for the May 22, 1997 transactions have not been issued.

                     CITADEL ENVIRONMENTAL GROUP, INC.
                 (Formerly Citadel Asset Management, Ltd.)

                     NOTES TO THE FINANCIAL STATEMENTS
                             DECEMBER 31, 1996

NOTE 8  SUBSEQUENT EVENTS - Continued

Accrued Interest
Subsequent to December 31, 1996 and pursuant to the Company's Board of Directors meeting held October 21, 1996 the Company issued 21,457 shares of Common Stock as partial payment on the accrued interest as of December 31, 1996.

Purchase of Applied Medical Recovery, Inc.
On March 26, 1997 the Company entered into a Share Exchange Agreement with the shareholders of Applied Medical Recovery, Inc. (AMR) (an Arizona Corporation) for the Company to acquire a 51% ownership interest by exchanging 1,530,000 shares of newly issued restricted Common Stock for 102 shares of AMR Common Stock. AMR had 200 shares of issued and outstanding Common Stock at March 26, 1997. Concurrently, with the above transaction AMR acquired a 99.9% ownership interest in both Arizona Medical Recovery & Reprocessing, LLC (AMRR)and Applied Medical Technologies, LLC (AMT) and the Company was assigned a .1% ownership interest in order to keep the Arizona Limited Liability status in existence. After the completion of the share exchange the Company purchased an additional 13.54% ownership interest for 103,608 shares of its common stock, bringing the overall acquisition of AMR to an 64.54% ownership interest with 1,633,608 shares of common stock having been issued.

Within the Share Exchange Agreement the Company has agreed to loan or cause to be loaned to AMR for shortfalls in their forecasted statement of operations up to $1,500,000.00 and have further agreed that within two years from closing that the Company will loan or cause to be loaned an additional $2,000,000.00 for necessary capital expenditures as approved by the AMR Board of Directors. The loans to AMR are to be used by its subsidiaries AMRR and AMT and are documented and secured by the following.

The loans are covered by a Multiple Advance Promissory Note in the amount of $3,500,000.00 bearing interest at Wells Fargo prime rate plus two percent (2%) per annum dated July 1, 1997 with principal and interest all do and payable on or before July 1, 1998. The note is secured by a Security Agreement on all of the assets owned at the time of the loan and against any and all assets acquired while the note and security agreement are outstanding. The Security Agreement encompasses AMR as the Grantor and AMT, and AMRR as the Secured Parties.

As of the date of these financial statements the balance owing the Company by Arizona Medical Recovery, Inc. is $745,000.00.

Discontinued Operations
During the year 1997 the Company has completed most of the intended liquidation of the Tonopah purchase that occurred on August 12, 1996. The Tonopah Resources International, Inc. Common Stock was sold to Robert Barber, Chairman of the Board for Citadel. The stock was sold for $9,250 plus a contingent note for 50% of the recovery of Medical Waste of New Mexico, up to $100,000. At the date of these financial statements the Medical Waste of New Mexico would appear to have too many filing requirements to render any additional income to the Company.

                     CITADEL ENVIRONMENTAL GROUP, INC.
                 (Formerly Citadel Asset Management, Ltd.)

                     NOTES TO THE FINANCIAL STATEMENTS
                             DECEMBER 31, 1996


NOTE 8  SUBSEQUENT EVENTS - Continued

As of the date of these financial statements the subsidiaries of Tonopah have either been sold or are in the process of being liquidated as follows:

1)Allen-Moore Diversified Services, Inc.
Tonopah held a 51% ownership interest in the Issued and Outstanding Common Stock of AMDS and on May 20, 1997 sold its total interest in AMDS to All Western Oil, Inc. for $65,000.00. Tonopah also received a Mutual Release of obligations from the new owner and the AMDS stockholders owning 49% both as corporate officers and individually.

2)Arizona Hazardous Waste, Inc.
Tonopah owned all of the issued and outstanding Common Stock of AHW. On April 9, 1997 Tonopah sold all of the fixed assets of AHW to Envorosolve Southwest, Inc. for the sum of $115,000.00. With the funds received Tonopah retired debts of AHW to the extent of the available funds.

3)GEC Construction and Management, Inc.
Tonopah held a 49% ownership interest in the Common Stock of GEC. On December 2, 1996 Tonopah reached an agreement with the 51% shareholder of GEC to return its stock along with any future rights to purchase stock in exchange for not foreclosing on its secured receivable owed to Tonopah from GEC. GEC further agreed to allow the officers of Tonopah to solicit the collection from the receivables owed to GEC by customers. Tonopah has successfully collected on one of the accounts by settlement in the amount of $200,000.00 and has by agreement retired some of the debt owed to it and then retired outstanding payroll tax liabilities to the federal and state government agencies. Tonopah further has retired debt owed to one of its former officer's

NOTE 8  SUBSEQUENT EVENTS - Continued

David D'Appolonia which also held a judgement against GEC and jointly against Citadel Environmental Group, Inc. Currently,
Tonopah is still continuing to handle the collection of receivables which further includes a receivable that is part of a counter litigation against GEC which occurred prior to Tonopah's investment in GEC. The current status of this litigation is on hold as the plaintiff's have not pursued any further action at this date.

Officer's Severance Agreement

On January 14, 1997 the Company entered into an agreement with Richard Landi, accepting his retirement as President of the Company effective February 1, 1997. Pursuant to the agreement the Company became liable for twelve months of full compensation from February 1, 1997 through January 1, 1998 at $8,333.33 per month payable bi-monthly. The Company made payments through March 31, 1997 and due to lack of available funds has not made any further payment to date. The remaining balance at October 31, 1997 is $83,333.33. The Company is seeking arbitration to reach a mutually satisfactory settlement.

                    CITADEL ENVIRONMENTAL GROUP, INC.
                 (Formerly Citadel Asset Management, Ltd.)

                     NOTES TO THE FINANCIAL STATEMENTS
                             DECEMBER 31, 1996


NOTE 9 CONTINGENT LIABILITY

      The Company during 1996 acquired 100% of the common stock outstanding of Tonopah Resources International, Inc., which owned a controlling interest in Allen-Moore Diversified Services, Inc., Arizona Hazardous Waste, Inc. and GEC Construction and Management, Inc. Tonopah and its subsidiaries had operating debts unpaid and environmental violation problems prior to the date of the Companies acquisition. At the time, the Company decided to discontinue its operation of Tonopah and its subsidiaries and to liquidate its ownership position, the various entities continued to have financial and legal problems. The contingent liability discussed herein, regards the potential for any of these unpaid debts and/or potential fines by government agencies becoming the financial responsibility of the Company. Legal counsel is unable to render an opinion as to the probability of any of these events becoming a financial liability against the assets of the Company and a reasonable estimate of the potential financial impact is unascertainable. Management estimates that the maximum amount of exposure to be no greater than $1,000,000 based on the last known liabilities of the various entities and the maximum potential fines the courts could levy on the alleged environmental violations. The lack of determinable probability in accessing these events coupled with the events as noted in Note 8 have led management to not accrue contingent liability and to include the disclosure for information purposes only.

                       FINANCIAL STATEMENTS
                 CITADEL ASSET MANAGEMENT, LTD.
         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1995

               REPORT OF INDEPENDENT ACCOUNTANTS


Citadel Asset Management, Ltd., Colorado Springs, Colorado


We have audited the accompanying balance sheet of Citadel Asset Management, Ltd. as of December 31, 1995 and the related statement of operations, stockholders' equity, and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted
auditing standards.   Those standards require that we plan and
perform the audit to obtain reasonable assurance about whether the
financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall
financial statement presentation.   We believe that our audits
provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Citadel
Asset Management, Ltd. at December 31, 1995 , and the results of its operations, its changes in stockholders' equity and its cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.


Schumacher & Associates, Inc.
12835 E. Arapahoe Road
Tower II, Suite 110
Englewood, CO 80112


March 18, 1996

CITADEL ASSET MANAGEMENT, LTD.

BALANCE SHEET

DECEMBER 31, 1995

Assets
Current Assets:
Cash and cash equivalents                           $   1,565

   Total current assets                                 1,565

Furniture and Equipment:
  Furniture and Equipment                              21,352
  Less: accumulated depreciation                      (21,352)
    Furniture and Equipment - net                           0

Receivable from affiliates (Note 2)                    12,500

                                                     $ 14,065

Liabilities
Current Liabilities:
  Accounts payable                                   $    262
  Payable to stockholder                                7,730
   Total current liabilities                            7,992

Stockholders' Equity  (Note 3)
Preferred stock, Series A, no par value;
  2,000,000 shares authorized,
  none issued and outstanding                               0
Preferred stock, Series B, no par value;
  200,000 shares authorized,
  none issued and outstanding                               0
Preferred stock, Series C, no par value;
  500,000 shares authorized,
  none issued and outstanding                               0
Common stock, no par value, 25,000,000 shares
authorized, 732,744 issued and outstanding            476,637
Additional paid-in capital                             40,000
Accumulated deficit                                  (510,564)
     Total stockholder's equity                         6,073

                                                    $  14,065








See notes to financial statements.

CITADEL ASSET MANAGEMENT, LTD.

STATEMENT OF OPERATIONS

FOR YEAR ENDED DECEMBER 31, 1995


Revenue:
Miscellaneous income                             $      202

Costs and Expenses:
Depreciation                                            629
Professional fees                                     2,650
Other                                                 4,716
                                                      7,995

Operating loss                                       (7,793)

Other revenue (expense):
Interest income                                          37
Allowance for losses on receivables from
affiliates (Note 2)                                  (7,147)

                                                     (7,110)
Net loss                                          $  14,903)


Net loss per share                                $   (0.02)


Shares outstanding, as retroactively adjusted        732,744







See notes to financial statements.

CITADEL ASSET MANAGEMENT, LTD.

STATEMENT OF STOCKHOLDER'S EQUITY

YEAR ENDED DECEMBER 31, 1995

                           Preferred   Common   Contrib-    Accumu-
                                                  uted       lated
                             Stock     Stock    Capital     Deficit      Total
Balance December 31,1994         0    476,637    40,000    (495,661)    20,976

Net loss                                                    (14,903)   (14,903)

Balance December 31, 1995        0    476,637    40,000    (510,564)     6,073








See notes to financial statements.
                                      F-2

CITADEL ASSET MANAGEMENT, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED JULY 31, 1997 AND 1996

Cash flows from operating activities:
Net Loss                                              $   (14,903)
Adjustments to reconcile net loss to net cash
used by operating activities:
  Depreciation                                                629
  Reserve for losses on receivables from
   affiliates                                               7,147
  Decrease in accounts payable and other
   current liabilities                                     (1,824)
  Increase in payable to stockholders                       6,770

                                                           (2,181)

Cash flows from investing activities:
  Other                                                     2,123

Cash flows from financing activities                            0

Net decrease in cash and cash equivalents                     (58)

Cash and cash equivalents:
Beginning of Year                                            1,623
End of year                                            $     1,565


Supplemental cash flow information:
Interest payments                                      $         0
Income tax payments                                    $         0













See notes to financial statements.
                                      F-24

                   CITADEL ASSET MANAGEMENT, LTD.

                    NOTES TO FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Citadel Asset Management, Ltd. (the
"Company") was organized on July 1, 1983 for the primary purpose      of
providing investment advisory services.  The Company was a
registered investment advisor under the Investment Advisors Act         of
1940 until December, 1992.  During 1995, 1994 and 1993 the           Company
has been relatively inactive.

Furniture and Equipment - Furniture and equipment are recorded at cost and are depreciated using accelerated methods over useful lives of five years.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of advances to an affiliate. See Note 2.

Statements of Cash Flows - The Company considers funds held in          money
market accounts and certificates of deposit which mature         within three
months from the date of acquisition to be cash           equivalents.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with          generally
accepted accounting principles requires management to
make estimates and assumptions that affect the reported
amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the
reporting period.   Actual results could differ from those estimates.

2.   TRANSACTIONS WITH RELATED PARTIES

The Company had a receivable from an affiliated company in the amount of $200,000 plus accrued interest at December 31, 1995. The ffiliate's only asset was an investment in securities of a small public company with a carrying value of $12,500 at December 31, 1995. Under the terms of the agreement the Company had the right to require liquidation of the affiliate and all of its assets transferred to the Company in partial payment of the balance due. Subsequent to December 31, 1995 the securities were sold for $41,452 with the proceeds going to the Company as payment on the receivable.

As of December 31, 1995 an officer had advanced $7,730 to the Company. The advance is payable on demand.
                                 F-25

                   CITADEL ASSET MANAGEMENT, LTD.

                    NOTES TO FINANCIAL STATEMENTS

3.   STOCKHOLDERS' EQUITY

Prior to 1995 the Company had preferred stock outstanding. During January, 1995 the preferred stock outstanding was converted to common and all past unpaid dividends on the preferred stock were eliminated. The financial statements as of December 31, 1994 have been retroactively adjusted to give effect to the January, 1995 conversion of preferred stock to common and the elimination of the preferred dividends.

In 1986, the Company adopted an Incentive Stock Option Plan. Under such plan, options to purchase a maximum of 250,000 shares of Series A preferred stock may be granted to employees of the Company. The duration during which the options will be exercisable will be determined by the Company, provided that an Option granted to a 10% or less shareholder shall be exercised within ten years after date of grant and an option granted to a greater than 10% shareholder shall be exercised within five years after date of grant. The exercise price of options granted to employees who are 10% or less will be the fair market value of the preferred shares on the date the option is granted. Options granted to employees holding more than 10% of the Company's common stock will have an exercise price of not less than 110% of the fair market value of the shares on the date of grant. To date, no options have been granted under the plan.

4.   INCOME TAXES

As of December 31, 1995, the Company has a net operating loss carry forward of approximately $280,000 which expires in various years through 2010. Utilization of the net operating loss carryover may be limited or eliminated if there is a change of
control of the Company.   The receivables from affiliates have  been
written off for financial statement reporting purposes but not for income tax purposes. If these amounts are not ultimately collected, the net operating loss would be approximately $510,000.
As of December 31, 1995, the Company had total deferred tax assets of approximately $102,000 due to the operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $102,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 1995.