Form 10QSB
period 1997-03-31
CITADEL ENVIRONMENTAL GROUP INC
filed 1997-12-11
CIK 799097

U.S. Securities and Exchange Commission
                      Washington, DC  20549

                           FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    March 31, 1997

[ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to


              Commission File Number:  0-16423

                CITADEL ENVIRONMENTAL GROUP, INC.
(Exact name of small business issuer as specified in its charter)


                  California                   84-0907969
         (State or Other Jurisdiction of    (I.R.S. Employer
        Incorporation or Organization)      Identification No.)

         3617 East Thousand Oaks Blvd
                Thousand Oaks, CA                91362
   (Address of Principal Executive Offices)     (Zip Code)

                         (805) 777-3450
       (Registrant's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required o file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes             No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                   Class             Outstanding at November 30, 1997
               Common Stock,
              no par value                      6,279,709

Transitional Small Business Disclosure Format:  Yes      No  X

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

             					MARCH 31,      DEC. 31,
Assets                                            1997            1996
Current Assets:
   Cash and cash equivalents                $          0    $   43,256
   Accounts receivable                           671,751             0
   Notes receivable                               59,500        50,000
   Other current assets                           10,275            69
      Total current assets                       741,526        93,325

Property and equipment                           615,597             0

Goodwill                                       2,065,128             0

Other non-current assets                          91,685             0

                                             $ 3,513,936   $    93,325


Liabilities
Current Liabilities:
   Accounts payable                          $   198,802   $    75,473
   Bank overdraft                                111,523             0
   Accrued expenses                              390,394             0
   Notes payable                               1,812,536     1,225,836
   Stock subscriptions                                 0       280,000
   Minority interest                             167,705             0
   Other current liabilities                      33,947        50,279

      Total current liabilities                2,714,907     1,631,588

Long-term debt                                   113,368             0

Stockholders' Equity (Deficiency)
Preferred stock, Series A,$0.01 par,
 1,500,000 shares authorized, issued
 and outstanding                                  15,000        15,000
Preferred stock, Series B, $0.01 par,
 1,500,000 shares authorized, issued
 and outstanding                                  15,000        15,000
Preferred stock, Series C, $0.01 par,
 2,000,000 shares authorized, issued
 and outstanding                                  20,000        20,000
Preferred stock - convertible, no par value
 1,280,000 shares authorized, 111,500
 shares issued and outstanding                   111,500             0
Common stock, no par value, 25,000,000
 shares authorized, 3,418,252 issues and
 outstanding                                   4,420,782     2,112,637
Accumulated deficit                           (3,896,621)   (3,700,900)

     Total stockholder's equity (deficiency)     685,661    (1,538,263)

                                             $ 3,513,936  $     93,325



See notes to condensed consolidated financial statements

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF
OPERATIONS
Three Months ended March 31,
(unaudited)



                                                 1997           1996
Revenues                                    $          0    $           0

Costs and Expenses:
Selling, general and administrative              200,721            1,040

                                                 200,721            1,040
Operating loss                                  (200,721)          (1,040)

Other revenue (expense) -
  Gain on sale of asset                                0            28,952


Net income (loss)                             $ (200,721)   $       27,912

Net income (loss) per share                   $    (0.11)   $         0.04

Weighted average number of common shares
outstanding                                     1,857,249           732,744











See notes to condensed consolidated financial statements

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended March 31,
(unaudited)

                                                   1997        1996

Cash flows from operating activities:

Net income (loss)                              $ (200,721) $   27,912

Adjustments to reconcile net income (loss)
to net cash provided (used) by
 operating activities:
  Depreciation                                          0           0

Increase (decrease) in accounts payable and
other current liabilities                         (56,699)       (262)
Increase in accrued expenses                      173,821           0
Increase in bank overdraft                         18,843           0
                                                  (64,756)     27,650

Cash flows from investing activities:
Investment in affiliate                           (90,000)     12,500

Cash flows from financing activities:
Proceeds from sale of convertible preferred
stock                                             111,500           0

Net increase (decrease) in cash and
 cash equivalents                                 (43,256)     40,150

Cash and cash equivalents:
Beginning of Year                                  43,256       1,565
End of year                                    $        0 $    41,715






See notes to condensed financial statements

                  CITADEL ENVIRONMENTAL GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

1.   BASIS OF PRESENTATION

The financial statements included in this Form 10-QSB have been prepared by Citadel Environmental Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's December 31, 1996 Form 10-KSB.

The financial statements presented herein, as of March 31, 1997, reflect in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries in which the Company has a controlling interest. All significant inter-company transactions and balances have been eliminated.

2.  INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock and common share equivalents outstanding during each period.

3.   INCOME TAXES

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No.109 (SFAS 109), "Accounting for Income Taxes". Management provides a valuation allowance against its deferred tax assets to the extent that management concludes that it is more likely than not that the Company will not benefit from the utilization of such deferred tax assets.

4.   ACQUISITION OF APPLIED MEDICAL RECOVERY, INC.

On March 26, 1997, the Company acquired a 64.45% interest in Applied Medical Recovery, Inc. ("AMR"), an Arizona corporation, engaged in reprocessing and recycling of non-critical medical instruments and devices in exchange for 1,633,608 shares of common stock valued at $2,042,010. The acquisition was accounted for using the purchase method of accounting and resulted in goodwill of $1,737,971. Goodwill will be amortized over a 20 year period.

AMR and its subsidiaries have developed a proprietary service which allows for the recovery and re-use of previously used and contaminated, (disposable) non-critical surgical instruments and related medical devices. The FDA has not yet developed regulations for the new niche reprocessing industry. However, the regulations are expected to be issued by late 1997 or early 1998. Until there are published standards, AMR is following FDA Regulation #1722513 which relates to good manufacturing practices. Prior to the creation of the independent re-processor of surgical instruments and/or medical devices, only hospitals reprocessed instruments. Hospitals do not fall under the regulation of the FDA and therefore no known regulations are currently in place. Instruments and/or devices are segregated and collected at the point of use in specially designated containers, reprocessed at AMR's plants and are "sold back" to the healthcare facility (point of origin) for reuse. AMR believes that its reprocessing system may save the healthcare facility up to 50% in instrument replacement costs.

5.  OFFICER'S SEVERANCE AGREEMENT

On January 14, 1997 the Company entered into an agreement with Richard Landi, accepting his retirement as President of the Company effective February 1, 1997. Pursuant to the agreement Landi is entitled to full compensation from February 1, 1997 through January 1, 1998 at $8,333 per month, payable bi-monthly. The Company made payments through March 31, 1997 and has not made any further payment to date. The Company is seeking arbitration to reach a mutually satisfactory settlement regarding the unpaid balance of $83,333.

6.   STOCK SUBSCRIPTIONS

On August 5, 1996 the Company issued a Private Placement Memorandum offering up to 666,667 shares of its common stock at a price of $1.50 per share. The common stock certificates for the 186,666 shares subscribed and paid for were not issued as of December 31, 1996. The certificates for the 186,666 shares were issued during the quarter ended March 31, 1997 resulting in a $280,000 increase in the common stock account.

In conjunction with the private placement of Preferred Stock discussed in Note 7 below, the 186,666 shares of common stock were converted to 280,000 shares preferred stock in accordance with the terms of the Preferred Stock private placement.

7.  PREFERRED STOCK PRIVATE PLACEMENT

On December 15, 1996 the Company offered through a Private Placement Memorandum 1,000,000 shares of its Preferred, no par, stock at $1.00 per share, plus one A Warrant and one B Warrant.
Two A Warrants allow the holder to purchase one share of Common Stock at $1.25 per share and expire one year from date of issuance (October 1997) or 90 days following the registration of the underlying common shares, whichever is greater. Two B Warrants allow the holder to purchase one share of Common Stock at $1.50 per share and expire two years from date of issuance (October 1998) or 90 days following the registration of the underlying common shares, whichever is greater. Concurrent with this offering the Company issued an additional 280,000 shares of Preferred Stock during the quarter ended March 31, 1997 in exchange for the 186,666 shares of Common Stock sold in the August 5, 1996 Private Placement, as discussed in Note 6 above.

On November 8, 1997 the Board of Directors voted to extend the expiration dates for the Series A and B warrants to October  1998 and October 1999, respectively.

During the quarter ended March 31, 1997 111,500 shares were issued pursuant to the private placement of Preferred Stock, generating proceeds of $111,500.

8.  LOAN TO AMR

During the quarter ended March 31,1997 the Company loaned AMR an additional $90,000, increasing the note receivable to $140,000.
The note bears interest at the rate of 10% per annum, is payable in monthly interest payments and is eliminated in consolidation.
See Note 10. Subsequent Event - Loan Agreement with Applied Medical Recovery.

9.  SUBSEQUENT EVENT - PREFERRED STOCK PRIVATE PLACEMENT

On April 30, 1997 the December 15, 1996 Private Placement Offering closed. The results of the offering are as follows:

   Subscriptions                      Shares           Funds

  Convertible Preferred, no par      717,500        $717,500
   Series A Warrants                 717,500               0
   Series B Warrants                 717,500               0

 Concurrent with this offering the Company issued an additional 280,000 shares of Preferred Stock and 280,000 Series A and B Warrants during the quarter ended March 31, 1997 in exchange for the 186,666 shares of Common Stock sold in the August 5, 1996 Private Placement, as discussed in Note 6 above.

 In summary, as of April 30, 1997 the Company had issued and outstanding the following:

   Convertible Preferred Stock, no par   997,500 shares
   Series A Warrants                     997,500 warrants
   Series B Warrants                     997,500 warrants


10.  SUBSEQUENT EVENTS - LOAN  AGREEMENT WITH APPLIED MEDICAL
 RECOVERY, INC.

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

The $140,000 loan to AMR as of March 31, 1997 was consolidated into this loan agreement.


11.  SUBSEQUENT EVENT - RETIREMENT OF SERIES A, B, AND C PREFERRED
STOCK

The Company issued 2,840,000 shares of Citadel Common Stock during the quarter ended June 30, 1997 in exchange for all of the Series A, B and C Preferred Stock outstanding and the cancellation of $1,100,000 in indebtedness.

                  CITADEL ENVIRONMENTAL GROUP, INC.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations
Overview

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

On March 26, 1997, the Company acquired a 64.45% interest in Applied Medical Recovery, Inc. ("AMR"), an Arizona corporation, engaged in reprocessing and recycling of non-critical medical instruments and devices in exchange for 1,633,608 shares of common stock valued at $2,042,010. The acquisition was accounted for using the purchase method of accounting.

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

           3) The Company is negotiating with a major medical waste transportation and disposal firm which would generate for AMR a substantial supply of instruments to be reprocessed. Although no assurance can be given that AMR will be successful in these negotiations, under the terms of the agreement, the waste company would deliver the instruments, for a fee, to a decontamination center owned and operated by AMR. The instruments would then be decontaminated and sent to the Phoenix plant for reprocessing and then returned back to the hospital of origin. That hospital would then be charged a fee, or the instruments could be held in AMR's inventory for overseas sales (See Item 4 below).

           4) Instruments and devices received by AMR which are not under contract with a healthcare facility become the property of AMR and will, if suitable for reprocessing, be held in AMR's inventory. AMR believes that there is a substantial overseas market for disposable instruments which are currently thrown away in the United States. AMR intends, either through joint ventures or direct sales to international distributors, to sell reprocessed instruments overseas and then reprocess through offshore facilities the instruments several more times, depending on the instrument. Once the instrument is outside the United States it can have a separate reprocessing operation. AMR currently has no overseas contractual relationships.

AMR currently has 34 employees of whom seven are employed at the corporate office, five of which are executives and two of which are clerical. The remaining employees are employed at the Phoenix facility. When the Phoenix facility is fully operational it will have the capacity to accomodate up to three shifts per day, with a single shift employing approximately 40 employees.

Citadel expects to assist in the national and international expansion of AMR by providing capital (generally in the form of loans) and certain management expertise. Citadel has committed to AMR that Citadel would make available a $1,500,000 working capital line of credit and assist in obtaining an additional $2,000,000 in debt financing for expansion. As of March 31, 1997 the Company has advanced AMR $140,000. As of November 30, 1997, Citadel has loaned AMR $745,000 under the line of credit with future borrowing dependent upon Citadel's ability to raise additional capital. To date, the additional $2,000,000 in debt has not yet been secured. Absent the additional financing, AMR will not have the capital necessary to achieve its plan of operations.


Liquidity and Capital Resources

The Company's cash and cash equivalents at March 31, 1997 are $0
compared to $43,256 at December 31, 1996.   The decrease in cash
and cash equivalents of $43,256 is principally due to $111,500 in proceeds from the private placement of Preferred Stock discussed below (see "Private Placement - Preferred Stock") less an additional loan of $90,000 to AMR and the cash requirements of operations for the period. The cash requirements of the operating loss for the period of $(200,721) were increased by a $56,669 decrease in accounts payable and decreased by a $173,821 increase in accrued expenses and a $18,843 increase in bank overdraft, resulting in a $ 64,756 net use of cash by operations.

Acquisition of Applied Medical Recovery, Inc.

On March 26, 1997, the Company acquired a 64.45% interest in Applied Medical Recovery, Inc. ("AMR"), an Arizona corporation, engaged in reprocessing and recycling of non-critical medical instruments and devices in exchange for 1,633,608 shares of common stock valued at $2,042,010. The acquisition was accounted for using the purchase method of accounting and resulted in goodwill of $1,737,971. Goodwill will be amortized over a 20 year period.

AMR and its subsidiaries have developed a proprietary service which allows for the recovery and re-use of previously used and contaminated, (disposable) non-critical surgical instruments and related medical devices. The FDA has not yet developed regulations for the new niche reprocessing industry. However, the regulations are expected to be issued by late 1997 or early 1998. Until there are published standards, AMR is following FDA Regulation #1722513 which relates to good manufacturing practices. Prior to the creation of the independent reprocessor of surgical instruments and/or medical devices, only hospitals reprocessed instruments. Hospitals do not fall under the regulation of the FDA and therefore no known regulations are currently in place. Instruments and/or devices are segregated and collected at the point of use in specially designated containers, reprocessed at AMR's plants and are "sold back" to the healthcare facility (point of origin) for reuse. AMR believes that its reprocessing system may save the healthcare facility up to 50% in instrument replacement costs.

No results of operations for AMR are included in consolidated operations for the period ended March 31, 1997.

Separate unaudited financial statements for AMR are attached as follows:

Balance Sheets as of March 31, 1997 and December 31, 1996 F-1 Statements of Operations for the Three Months Ended
        March 31, 1997 and 1996                                F-2
Statements of Cash Flows for the Three Months Ended
        March 31, 1997 and 1996                                 na
Notes to Financial Statements                                  F-4
__________________
        na - Not available

Officer's Severance Agreement

On January 14, 1997 the Company entered into an agreement with Richard Landi, accepting his retirement as President of the Company effective February 1, 1997. Pursuant to the agreement Landi is entitled to full compensation from February 1, 1997 through January 1, 1998 at $8,333 per month, payable bi-monthly. The Company made payments through March 31, 1997 and has not made any further payment to date. The Company is seeking arbitration to reach a mutually satisfactory settlement regarding the unpaid balance of $83,333.

Stock Subscriptions

On August 5, 1996 the Company issued a Private Placement Memorandum offering up to 666,667 shares of its common stock at a price of $1.50 per share. The common stock certificates for the 186,666 shares subscribed and paid for were not issued as of December 31, 1996. The certificates for the 186,666 shares were issued during the quarter ended March 31, 1997 resulting in a $280,000 increase in the common stock account.

In conjunction with the private placement of Preferred Stock discussed below, the 186,666 shares of common stock were converted to 280,000 shares preferred stock in accordance with the terms of the Preferred Stock private placement.

Preferred Stock Private Placement

On December 15, 1996 the Company offered through a Private Placement Memorandum 1,000,000 shares of its Preferred, no par, stock at $1.00 per share, plus one A Warrant and one B Warrant.
Two A Warrants allow the holder to purchase one share of Common Stock at $1.25 per share and expire one year from date of issuance (October 1997) or 90 days following the registration of the underlying common shares, whichever is greater. Two B Warrants allow the holder to purchase one share of Common Stock at $1.50 per share and expire two years from date of issuance (October 1998) or 90 days following the registration of the underlying common shares, whichever is greater. Concurrent with this offering the Company issued an additional 280,000 shares of Preferred Stock during the quarter ended March 31, 1997 in exchange for the 186,666 shares of Common Stock sold in the August 5, 1996 Private Placement, as discussed above.

On November 8, 1997 the Board of Directors voted to extend the expiration dates for the Series A and B warrants to October  1998 and October 1999, respectively.

During the quarter ended March 31, 1997 111,500 shares were issued pursuant to the private placement of Preferred Stock, generating proceeds of $111,500.

Loan to AMR

During the quarter ended March 31,1997 the Company loaned AMR an additional $90,000, increasing the note receivable to $140,000.
The note bears interest at the rate of 10% per annum and is payable in monthly interest payments. This note receivable was subsequently consolidated into a Multiple Advance Promissory Note. See "Subsequent Event - Loan Agreement with Applied Medical Recovery", below.

Subsequent Event - Preferred Stock Private Placement

On April 30, 1997 the December 15, 1996 Private Placement Offering closed. The results of the offering are as follows:

   Subscriptions                           Shares           Funds
  Convertible Preferred, no par            717,500      $ 717,500
  Series A Warrants                        717,500              0
  Series B Warrants                        717,500              0

 Concurrent with this offering the Company issued an additional 280,000 shares of Preferred Stock and 280,000 Series A and B Warrants during the quarter ended March 31, 1997 in exchange for the 186,666 shares of Common Stock sold in the August 5, 1996 Private Placement, as discussed above.

 In summary, as of April 30, 1997 the Company had issued and outstanding the following:
  Convertible Preferred Stock, no par    997,500 shares
   Series A Warrants                     997,500 warrants
   Series B Warrants                     997,500 warrants

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

Subsequent Event - Retirement of Series A, B, and C Preferred Stock

The Company issued 2,840,000 shares of Citadel Common Stock during the quarter ended June 30, 1997 in exchange for all of the Series A, B and C Preferred Stock outstanding and the cancellation of $1,100,000 in indebtedness.


Statement of Financial Accounting Standards No. 129

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SEAS No. 129) issued by the FASB is effective for financial statements with fiscal years ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SEAS No. 128. The Company does not expect the adoption of SFAS No. 129 to have a material effect on its financial position or results of operations.

Statement of Financial Accounting Standards No. 130

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SEAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations from the adoption of this statement.

Statement of Financial Accounting Standards No. 131

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SEAS No. 131 to have a material effect on its financial position or results of operations.

                     PART II.  OTHER INFORMATION

 Item 1.Legal Proceedings - Not Applicable

 Item 2.Changes in Securities - Not Applicable

 Item 3.Defaults Upon Senior Securities - Not Applicable

 Item 4.Submission of Matters to a Vote of Security Holders -Not Applicable

 Item 5.Other Information - Not Applicable

 Item 6. Exhibits and Reports on Form 8-K.

    a)  Exhibits:
    None

    b)  Reports on Form 8-K were filed as follows:
      None

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Citadel Environmental Group, Inc.
  (Registrant)

  Date: December 11, 1997           By:  Louis F. Coppage
                                        President

APPLIED MEDICAL RECOVERY, INC.
CONDENSED BALANCE SHEETS
(unaudited)

                                          MARCH 31,      DEC 31,
                                            1997           1996

Current Assets:

Cash and cash equivalents
                                       $         0  $        na
Accounts receivable                        671,751           na

Notes receivable                            59,500           na

Other current assets                        10,206           na

   Total current assets                    741,457           na

Property and equipment                     615,597           na

Goodwill                                   327,157           na

Other non-current assets                    91,685           na

                                      $  1,775,896  $        na

Liabilities
Current Liabilities:
Accounts payable                      $    154,831  $        na

Bank overdraft                              92,680           na

Accrued expenses                           216,573           na

Notes payable                              726,700           na

   Total current liabilities             1,190,784           na

Long-term debt                             113,368           na

Stockholders' Equity
Common stock                             1,273,291           na

Accumulated deficit                      (801,547)           na

     Total stockholder's equity           471,744            na

                                     $  1,775,896   $        na

na - Not available



See Notes to Condensed Financial Statements

APPLIED MEDICAL RECOVERY, INC.
CONDENSED STATEMENT OF OPERATIONS
For The Three Months Ended March 31,
(unaudited)

                                          1997           1996

Revenues                            $    339,835     $      na


Operating Expenses                       581,920            na

Other Expenses                             8,263            na

                                         590,183            na
Net Loss                             $  (250,348)    $      na



na - Not available.


See Notes to Condensed Financial Statements

                   APPLIED MEDICAL RECOVERY, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

1.   BASIS OF PRESENTATION

The financial statements presented herein, as of March 31, 1997, reflect in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries in which the Company has a controlling interest. All significant inter-company transactions and balances have been eliminated.