Form 10QSB
period 1997-06-30
CITADEL ENVIRONMENTAL GROUP INC
filed 1997-12-15
CIK 799097

U.S. Securities and Exchange Commission

                      Washington, DC  20549

                           FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    June 30, 1997


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

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                      JUNE 30,       DEC  31,
                                        1997          1996
Assets
Current Assets:
Cash and cash equivalents        $     46,464  $     43,256
 Accounts receivable                   654,485             0
 Notes receivable                       59,500        50,000
 Other current assets                   14,839            69
    Total current assets               769,288        93,325

Property and equipment                 685,375             0
Goodwill                             2,059,287             0
Other assets                            91,685             0
                                   $ 3,605,635  $     93,325
Liabilities
Current Liabilities:
 Accounts payable                $     274,709  $     75,473
 Accrued expenses                      526,821             0
 Notes payable                         725,503     1,225,836
 Stock subscriptions                         0       280,000
 Minority interest                     168,705             0
 Other liabilities                      43,729        50,279
      Total current liabilities      1,739,467     1,631,588

Long-term Debt                         143,368             0

Stockholders' Equity (Deficiency)
Preferred stock, Series A, $0.01
 par value, 1,500,000 shares
 authorized and issued, no shares
 outstanding                                   0       15,000
Preferred stock, Series B, $0.01
 par value, 1,500,000 shares
 authorized and issued, no shares
 outstanding                                   0       15,000
Preferred stock, Series C, $0.01
 par value, 2,000,000 shares
 authorized and issued, no shares
 outstanding                                   0       20,000
Preferred stock, Convertible, no
 par value, 1,280,000 shares
 authorized, 1,199,000 issued and
 outstanding                           1,199,000            0
Common stock, no par value,
 25,000,000 shares authorized,
 6,279,709 issued and outstanding      5,045,032     2,112,637
Accumulated deficit                   (4,521,232)   (3,700,900)
      Total stockholders' equity
         (deficiency)                  1,722,800    (1,538,263)
                                 $     3,605,635   $    93,325

See notes to condensed consolidated financial statements

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                 Three Months Ended          Six Months Ended
                                       June 30,                  June 30,
                                  1997         1996         1997         1996
Revenues                   $    290,854   $        0   $   290,854   $   28,969

Selling, general
   and administrative           915,465        9,761     1,116,186       10,818

Net income (loss)          $  (624,611)    $  (9,761)  $  (825,332)  $   18,151

Net income (loss) per share     $(0.10)       $(0.01)       $(0.21)      $ 0.03

Weighted Average Number of
 Common Shares Outstanding   3,950,497       732,744      6,043,744     732,744


See notes to condensed consolidated financial statements

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                  Six Months Ended June 30,
                                                1997                  1996
Cash flows from operating activities:
Current Assets:
Net income (loss)                     $     (825,332)          $      18,151
Adjustments to reconcile net income
 (loss) to net cash provided (used)
 by operating activities:
Depreciation                                  22,599                        0
Amortization                                   5,841                        0
Decrease in accounts receivable               17,266                        0
Increase in current assets                    (4,564)                  (3,945)
Increase in accounts payable                  28,990                      421
Increase in accrued expenses                 310,248                        0
Increase in minority interest                  1,000                        0
Decrease in payable to stockholder                 0                   (7,730)
                                            (443,952)                   6,897
Cash flows from investing activities:
Investment in affiliate                            0                   12,500
Purchase of property and equipment           (92,377)                       0
Cash effect of consolidation of subsidiary   (92,680)                       0
                                            (185,057)                  12,500

Cash flows from financing activities:
Proceeds from the sale of preferred stock    673,250                        0
Increase in long-term debt                    30,000                        0
Repayment of notes payable                   (77,033)                       0
                                             626,217                        0

Net increase (decrease) in cash and
 cash equivalents                             (2,792)                  19,397

Cash and cash equivalents:
   Beginning of year                          43,256                    1,565
   End of year                          $     40,464            $      20,962

See notes to condensed consolidated financial statements

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

The financial statements presented herein, as of June 30, 1997, reflect in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

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

 In summary, the Company had issued and outstanding the following:
  Convertible Preferred Stock, no par     997,500 shares
   Series A Warrants                      997,500 warrants
   Series B Warrants                      997,500 warrants


On November 8, 1997 the Board of Directors voted to extend the expiration dates for the Series A and B warrants to October  1998 and October 1999, respectively.

8.  LOAN TO AMR

During the quarter and six months ended June 30,1997 the Company loaned AMR an additional $335,390 and $475,390, respectively , increasing the note receivable to $525,390. The note bears interest at the rate of 10% per annum, is payable in monthly interest payments and is eliminated in consolidation. See Note 10. Subsequent Event - Loan Agreement with Applied Medical Recovery.

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

The $525,390 loan to AMR as of June 30, 1997 was consolidated into this loan agreement.

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

AMR currently has 34 employees of whom seven are employed at the corporate office, five of which are executives and two of which are clerical. The remaining employees are employed at the Phoenix facility. When the Phoenix facility is fully operational, it will have the capacity to accommodate up to three shifts per day, with a single shift employing approximately 40 employees.

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


Liquidity and Capital Resources

The Company's cash and cash equivalents at June 30, 1997 are
$40,618 compared to $43,256 at December 31, 1996.   The decrease in
cash and cash equivalents of $2,792 is principally due to cash used by operating activities of $443,952, plus cash used by investing activities of $185,057, offset by cash provided by financing activities of $626,217.

For the six months ended June 30, 1997 the corporate office of Citadel incurred an operating loss of $351,430. AMR was included in consolidated operations during the second quarter and incurred an operating loss of $473,902, for a consolidated operating loss for the period of $825,332. The cash used by operating activities for the six months ended June 30, 1997 was $381,380 less, or $443,952 principally due to an increase in accounts payable and accrued expenses of $28,990 and $310,248, respectively, which do not use cash.

The cash used by investing activities included $92,377 of equipment purchases by AMR plus the cash effect of the consolidation of AMR of $92,680.

The cash provided by financing activities consists principally of $673,250 of proceeds from the sale of convertible preferred stock discussed below, offset by a net repayment of notes payable of $47,033.


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

AMR and its subsidiaries have developed a proprietary service which allows for the recovery and re-use of previously used and contaminated, (disposable) non-critical surgical instruments and related medical devices. The FDA has not yet developed regulations for the new niche reprocessing industry. However, the regulations are expected to be issued by late 1997 or early 1998. Until there are published standards, AMR is following FDA Regulation #1722513 which relates to good manufacturing practices. Prior to the creation of the independent re-processor of surgical instruments and/or medical devices, only hospitals reprocessed instruments. Hospitals do not fall under the regulation of the FDA and therefore no known regulations are currently in place. Instruments and/or devices are segregated and collected at the point of use in specially designated containers, reprocessed at AMR's plant and are "sold back" to the healthcare facility (point of origin) for reuse. AMR believes that its reprocessing system may save the healthcare facility up to 50% in instrument replacement costs.

Results of operations for AMR are included in consolidated operations commencing April 1, 1997.

Separate unaudited financial statements for AMR are attached as follows:

Balance Sheets as of June 30, 1997 and December 31, 1996               F-1
Statements of Operations for the Quarter and Six Months
   Ended  June 30, 1997 and 1996                                       F-2
Statements of Cash Flows for the Quarter and Six Months
   Ended  June 30, 1997 and 1996                                        na
Notes to Financial Statements                                          F-4

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

Preferred Stock Private Placement

On December 15, 1996 the Company offered through a Private Placement Memorandum 1,000,000 shares of its Preferred, no par, stock at $1.00 per share, plus one A Warrant and one B Warrant.
Two A Warrants allow the holder to purchase one share of Common Stock at $1.25 per share and expire one year from date of issuance (October 1997) or 90 days following the registration of the underlying common shares, whichever is greater. Two B Warrants allow the holder to purchase one share of Common Stock at $1.50 per share and expire two years from date of issuance (October 1998) or 90 days following the registration of the underlying common shares, whichever is greater. Concurrent with this offering the Company issued an additional 280,000 shares of Preferred Stock in exchange for the 186,666 shares of Common Stock sold in the August 5, 1996 Private Placement, as discussed above.

On April 30, 1997 the December 15, 1996 Private Placement Offering closed. The results of the offering are as follows:

   Subscriptions                      Shares           Funds
  Convertible Preferred, no par      717,500       $  717,500
  Series A Warrants                  717,500                0
  Series B Warrants                  717,500                0

 In summary, the Company had issued and outstanding the
following:
  Convertible Preferred Stock, no par      997,500 shares
   Series A Warrants                       997,500 warrants
   Series B Warrants                       997,500 warrants

On November 8, 1997 the Board of Directors voted to extend the expiration dates for the Series A and B warrants to October  1998 and October 1999, respectively.

Loan to AMR

During the quarter and six months ended June 30,1997 the Company loaned AMR an additional $335,390 and $475,390, respectively , increasing the note receivable to $525,390. The note bears interest at the rate of 10% per annum, is payable in monthly interest payments and is eliminated in consolidation. See "Subsequent Event - Loan Agreement with Applied Medical Recovery", below.

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

 Item 4.Submission of Matters to a Vote of Security Holders - Not
Applicable

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

  Citadel Environmental Group, Inc.
  (Registrant)

  Date: December 12, 1997   By:  Louis F.Coppage
                                 President

APPLIED MEDICAL RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                  JUNE 30,         DEC  31,
                                    1997             1996
Assets
Current Assets:
 Cash and cash equivalents    $     (154)        $      na
 Accounts receivable             654,485                na
 Notes receivable                 59,500                na
 Other current assets             14,059                na
    Total current assets         727,890                na

Property and equipment           685,375                na
Goodwill                         321,316                na
Other assets                      91,685                na
                             $ 1,826,266          $     na


Liabilities
Current Liabilities:
 Accounts payable             $  205,011          $      na
 Accrued expenses                373,988                 na
 Notes payable                   609,667                 na
 Note payable - Citadel          525,390                 na
 Total current liabilities     1,714,056                 na

Long-term Debt                   113,368                 na


Stockholders' Equity
 (Deficiency)
Common stock                   1,274,291                 na
Accumulated deficit           (1,275,449)                na
Total stockholders'
 equity (deficiency)              (1,158)                na
                         $     1,826,266           $     na

na - not available



See notes to condensed consolidated financial statements

APPLIED MEDICAL RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                             Three Months Ended            Six Months Ended
                                  June 30,                     June 30,
                          1997               1996        1997             1996
Revenues           $    290,854       $        na    $   290,854      $       na

Selling, general and
 administrative         915,465                na      1,116,186              na

Net income (loss)   $  (624,611)      $        na    $  (825,332)     $       na


 na - not available




See notes to condensed consolidated financial statements

                   APPLIED MEDICAL RECOVERY, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

1.   BASIS OF PRESENTATION

The financial statements presented herein reflect in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries in which the Company has a controlling interest. All significant inter-company transactions and balances have been eliminated.