Form 10QSB
period 1997-09-30
CITADEL ENVIRONMENTAL GROUP INC
filed 1997-12-18
CIK 799097

U.S. Securities and Exchange Commission
                      Washington, DC  20549

                           FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 1997


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

              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                      Sept 30,         Dec  31,
                                        1997             1996
Assets
Current Assets:
 Cash and cash equivalents        $   178,601        $  43,256
 Accounts receivable                  571,874                0
 Notes receivable                      59,500           50,000
 Other current assets                  21,117               69
    Total current assets              831,092           93,325

Property and equipment                667,687                0
Goodwill                            2,053,446                0
Other assets                           92,155                0
                                  $ 3,644,380        $  93,325
Liabilities
Current Liabilities:
 Accounts payable                 $   523,767        $  75,473
 Accrued expenses                     652,022                0
 Notes payable                        786,388        1,225,836
 Stock subscriptions                        0          280,000
 Minority interest                    168,705                0
 Other liabilities                     45,420           50,279
Total current liabilities           2,176,302        1,631,588

Long-term Debt                        143,368                0

Stockholders' Equity (Deficiency)
Preferred stock, Series A, $0.01
 par value, 1,500,000 shares
 authorized and issued, no
 shares outstanding                         0           15,000

Preferred stock, Series B, $0.01
 par value, 1,500,000 shares
 authorized and issued, no
 shares outstanding                         0           15,000

Preferred stock, Series C, $0.01
 par value, 2,000,000 shares
 authorized and issued, no
 shares outstanding                         0           20,000

Preferred stock, Convertible, no
 par value, 1,280,000 shares
 authorized, 1,199,000 issued
 and outstanding                      997,500                0

Common stock, no par value,
 25,000,000 shares authorized,
 6,279,709 issued and outstanding   5,246,532        2,112,637

Accumulated deficit                (4,919,322)      (3,700,900)

Total stockholders' equity
      (deficiency)                  1,324,710       (1,538,263)
                              $     3,644,380   $       93,325

See notes to condensed consolidated financial statements

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                         Three Months Ended           Nine Months Ended
                            September 30,                September 30,
                        1997           1996         1997               1996
Revenues            $ 490,201        $      0    $ 781,055         $       0
Selling, general
 and administrative 1,089,011          86,804    2,004,477            68,653

Net income (loss)   $(598,810)       $(86,804)  (1,223,422)         $(68,653)

Net income (loss)
 per share             $(0.10)         $(0.12)      $(0.26)          $ (0.09)

Weighted Average
 Number of Common
 Shares Outstanding 6,279,709         732,744    4,726,901           732,744


See notes to condensed consolidated financial statements

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                1997                  1996
Cash flows from operating activities:
Current Assets:
Net income (loss)                          $(1,223,422)          $  (68,653)
Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating
 activities:
Depreciation                                    45,198                    0
Amortization                                    11,682                    0
Decrease in accounts receivable                110,123                    0
Increase in current assets                     (10,372)            (203,701)
Increase in accounts payable                   279,739               53,313
Increase in accrued expenses                   435,449                    0
Increase in minority interest                    1,000                    0
                                              (350,603)            (219,037)
Cash flows from investing activities:
Purchase of property and equipment             (97,288)                   0
Cash effect of consolidation of subsidiary     (92,680)                   0
                                              (189,968)                   0

Cash flows from financing activities:
Proceeds from the sale of preferred stock      673,250                    0
Sale of treasury stock                               0              266,135
Increase in short-term debt                    292,000                    0
Increase in long-term debt                      30,000                    0
Repayment of notes payable                    (319,334)                   0
                                               675,916              266,135

Net increase in cash and cash equivalents      135,345               47,098

Cash and cash equivalents:
    Beginning of year                           43,256                1,565
   End of year                              $   178,601           $  48,663

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

On November 8, 1997 the Board of Directors voted to extend the expiration dates for the Series A and B warrants to October 30, 1998 and October 30, 1999, respectively.

8.  LOAN  AGREEMENT WITH APPLIED MEDICAL RECOVERY, INC.

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

During the quarter and nine months ended September 30,1997 the Company loaned AMR an additional $169,610 and $645,000, respectively , increasing the loan to $695,000. The loan is eliminated in consolidation. As of November 1, 1997, Citadel has advanced $745,000 to AMR pursuant to this Multiple Advance Promissory Note.

9.   RETIREMENT OF SERIES A, B, AND C PREFERRED STOCK

The Company issued 2,840,000 shares of Citadel Common Stock during the quarter ended June 30, 1997 in exchange for all of the Series A, B and C Preferred Stock outstanding and the cancellation of $1,100,000 in indebtedness.

10.  NOTES PAYABLE

On August 1, 1997 the Company issued a $52,000 note payable to its President at the time in consideration of accrued and unpaid compensation. The note bears interest at 10% per annum and is due on demand.

On September 25, 1997 the Company received $40,000 pursuant to a short-term note bearing interest at 10% and due on demand.

On September 26, 1997 the Company received $200,000 pursuant to a convertible note due March 26, 1998. The note is unsecured and bears interest at 10% per annum, payable quarterly commencing November 30, 1997. The note and any accrued and unpaid interest is convertible into common stock of the Company at an amount equal to 50% of the average closing bid price of the Company as reported by the NASD Electronic Bulletin Board for the ten days prior to the notice of conversion.

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

Citadel expects to assist in the national and international expansion of AMR by providing capital (generally in the form of loans) and certain management expertise. Citadel has committed to AMR that Citadel would make available a $1,500,000 working capital line of credit and assist in obtaining an additional $2,000,000 in debt financing for expansion. As of September 30, 1997 the Company has advanced AMR $695,000. As of November 30, 1997, Citadel has loaned AMR $745,000 under the line of credit with future borrowing dependent upon Citadel's ability to raise additional capital. To date, the additional $2,000,000 in debt has not yet been secured. Absent the additional financing, AMR will not have the capital necessary to achieve its plan of operations.


Liquidity and Capital Resources

The Company's cash and cash equivalents at September 30, 1997 are
$178,601 compared to $43,256 at December 31, 1996.   The increase in
cash and cash equivalents of $135,345 is principally due to cash used by operating activities of $350,603, plus cash used by investing activities of $189,968, offset by cash provided by financing activities of $675,916.

For the nine months ended September 30, 1997 the corporate office of Citadel incurred an operating loss of $446,852. AMR was included in consolidated operations during the second and third quarters and incurred an operating loss of $776,569 for a consolidated operating loss for the period of $1,223,422.

The cash used by operating activities for the nine months ended September 30, 1997 was $872,819 less than the consolidated operating loss, or $350,603 principally due to an increase in accounts payable and accrued expenses of $279,739 and $435,449, respectively, which do not use cash, plus $110,123 generated by a decrease in accounts receivable.

The cash used by investing activities included $97,288 of equipment purchases by AMR plus the cash effect of the consolidation of AMR of $92,680.

The cash provided by financing activities consists principally of $673,250 of proceeds from the sale of convertible preferred stock discussed below and $322,000 in new indebtedness, offset by a net repayment of notes payable of $319,334.


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

Separate unaudited financial statements for AMR are attached as follows:

Balance Sheets as of September 30, 1997 and December 31, 1996 F-1 Statements of Operations for the Quarter and Nine Months
  Ended September 30, 1997 and 1996                               F-2
Statements of Cash Flows for the Quarter and Nine Months
  Ended September 30, 1997 and 1996                                na
Notes to Financial Statements                                     F-4
__________________
        na - Not available

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

On November 8, 1997 the Board of Directors voted to extend the expiration dates for the Series A and B warrants to October 30,1998 and October 30, 1999, respectively.

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

During the quarter and nine months ended September 30,1997 the Company loaned AMR an additional $169,610 and $645,000, respectively , increasing the loan to $695,000. The loan is eliminated in consolidation. As of November 1, 1997, Citadel has advanced $745,000 to AMR pursuant to this Multiple Advance Promissory Note.

Notes Payable

On August 1, 1997 the Company issued a $52,000 note payable to its President at the time in consideration of accrued and unpaid compensation. The note bears interest at 10% per annum and is due on demand.

On September 25, 1997 the Company received $40,000 pursuant to a short-term note bearing interest at 10% and due on demand.

On September 26, 1997 the Company received $200,000 pursuant to a convertible note due March 26, 1998. The note is unsecured and bears interest at 10% per annum, payable quarterly commencing November 30, 1997. The note and any accrued and unpaid interest is convertible into common stock of the Company at an amount equal to 50% of the average closing bid price of the Company as reported by the NASD Electronic Bulletin Board for the ten days prior to the notice of conversion.

Retirement of Series A, B, and C Preferred Stock

The Company issued 2,840,000 shares of Citadel Common Stock during the quarter ended June 30, 1997 in exchange for all of the Series A, B and C Preferred Stock outstanding and the cancellation of $1,100,000 in indebtedness.

Statement of Financial Accounting Standards No. 129

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements with fiscal years ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No.
128. The Company does not expect the adoption of SFAS No. 129 to have a material effect on its financial position or results of operations.

Statement of Financial Accounting Standards No. 130

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations from the adoption of this statement.

Statement of Financial Accounting Standards No. 131

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect on its financial position or results of operations.



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

  Citadel Environmental Group, Inc.
  (Registrant)

  Date: December 16, 1997  By:  Louis F.Coppage
                                President

APPLIED MEDICAL RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                     Sept 30,       Dec  31,
                                       1997           1996
Assets
Current Assets:
 Cash and cash equivalents          $ 108,327       $      na
 Accounts receivable                  571,874              na
 Notes receivable                      59,500              na
 Other current assets                  20,337              na
    Total current assets              760,038              na

Property and equipment                667,687              na
Goodwill                              315,475              na
Other assets                           92,155              na
                                   $1,835,355        $     na


Liabilities
Current Liabilities:
 Accounts payable                  $  438,582         $    na
 Accrued expenses                     509,688              na
 Notes payable                        382,552              na
 Note payable - Citadel               695,000              na
  Total current liabilities         2,025,812              na

Long-term Debt                        113,368              na


Stockholders' Equity
   (Deficiency):
Common stock                        1,274,291              na
Accumulated deficit                (1,578,116)             na
    Total stockholders'
      equity (deficiency)            (303,825)             na
                                  $ 1,835,355         $    na

na - not available



See notes to condensed consolidated financial statements

APPLIED MEDICAL RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                               Three Months Ended            Nine Months Ended
                                  September 30,                September 30,
                             1997            1996           1997           1996
Revenues                $  490,201        $     na       $ 781,055       $     na

Selling, general and
  administrative           792,868              na       1,557,624             na

Net income (loss)        $(302,667)        $    na       $ 776,569)      $     na

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