Form 10KSB
period 1997-12-31
CITADEL ENVIRONMENTAL GROUP INC
filed 1998-07-06
CIK 799097

SECURITIES AND EXCHANGE COMMISSION
         Washington, D.C. 20549
               FORM 10-KSB
[x]  ANNUAL REPORT PURSUANT TO SECTION
     13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended    December 31, 1997

                   OR

 [ ]         TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

     The issuer's revenues for the most recent fiscal year were $ 0.

     The aggregate market value of the voting stock held by non-affiliates, based upon the average bid and asked prices of the Common Stock on February 26, 1998 was $ 3,952,546. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the issuer's Common Stock, as of February 26, 1998 was 6,347,791.

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

Following the acquisition, the shareholders of TRI owned approximately 56% of the outstanding shares of Citadel's common stock and 100% of Citadel's preferred shares.
Effective September 30, 1996 the Board of Directors of the Company voted to discontinue the operations of TRI. In conjunction with the discontinuance and in order to strengthen the financial position of the Company and encourage new investors, the Company issued 2,840,000 shares of Citadel Common Stock in exchange for all of the Series A, B and C Preferred Stock and the cancellation of $1,100,000 in TRI debt. On September 22, 1997, the Company sold its equity interest in TRI to the Chairman of the Board of Citadel for $9,250 in cash. (See Item 12. "Certain Relationships and Related Transactions").

On March 26, 1997, the Company acquired a 64.45% interest in Applied Medical Recovery, Inc. ("AMR"), an Arizona corporation, engaged in reprocessing and recycling of non-critical medical instruments and devices in exchange for 1,633,608 shares of common stock. In February 1998 Citadel agreed to tender its investment in AMR and certain other assets to Alliance Medical Corporation ("Alliance"). Alliance was established for the sole purposes of acquiring controlling interest of both AMR and a direct competitor, Orris, Inc.

The Company's executive offices are located at 3617 East
Thousand Oaks Boulevard, Suite 223 Thousand Oaks, CA
91362 and its telephone and fax numbers are (805) 777-3450 and (805) 777-3460, respectively.

         DESCRIPTION OF BUSINESS

The Company acquired a 64.45% interest in Applied Medical Recovery, Inc. ("AMR"), an Arizona corporation, engaged in reprocessing and recycling of non-critical medical instruments and devices on March 26, 1997. At the time of the acquisition, it was anticipated that a subsequent business combination involving AMR would occur in preparation for an anticipated initial public offering.

In February 1998 Citadel agreed to tender its investment in AMR and certain other assets to Alliance Medical
Corporation ("Alliance"). Alliance was established for the sole purpose of acquiring controlling interest of both AMR and a direct competitor, Orris, Inc. Concurrent with Citadel, the majority shareholders' of Orris agreed to tender their shares and certain other assets to Alliance. In conjunction with the acquisition of AMR and Orris, Alliance commenced an offering of up to 1,000,000 shares of its common stock at approximately $2.00 per share and a tender offer for the remaining AMR and Orris shares. Citadel received 545,035 shares of Alliance common stock in exchange for its equity interest in AMR and 1,750,000 shares of Alliance convertible preferred stock in exchange for $720,000 in AMR loans, related accrued interest of $43,328 and accrued management fees of $45,000. The shareholders of Orris received
1,000,000 shares of Alliance common stock and 1,750,000 shares of Alliance convertible preferred stock in exchange for certain assets.

The terms of Citadel's investment in AMR provided that shareholders of the previously separate companies comprising
AMR would receive shares in AMR providing that they agree to sell 51% of the AMR shares received to Citadel in exchange for Citadel common stock. Certain shareholders of the previously separate companies comprising AMR have not yet surrendered their shares for equity in AMR and therefore represent a minority interest in AMR. If these shareholders elect to exchange their shares for AMR stock, Citadel would acquire 51% of these shares in exchange for 227,962 shares of Citadel common stock. The tender offer with Alliance provides that 76,251 shares of Alliance remain in escrow for Citadel's benefit and represent the number of Alliance shares issuable for Citadel's interest in the additional shares of AMR.


The Alliance private placement resulted in the issuance of approximately 3,000,000 common shares and 3,500,000 convertible preferred shares. Citadel's percentage ownership in Alliance after the completion of the private placement is 18%, or 35% assuming conversion of the preferred and no issuance of the shares in escrow. As this business combination involving AMR was anticipated when Citadel made its initial investment, it was expected from the onset that Citadel's control position in AMR would only be temporary.
Accordingly, AMR is reflected on the equity method on the December 31, 1997 balance sheet of Citadel.

Alliance and its subsidiaries have developed a proprietary service which allows for the recovery and re-use of previously used and contaminated, (disposable) non-critical surgical instruments and related medical devices. The FDA has not yet developed regulations for the new niche reprocessing industry. However, the regulations are expected to be issued by late
1998. Until there are published standards, Alliance is following FDA Regulation #1722513 which relates to good manufacturing practices. Prior to the creation of the independent reprocessor of surgical instruments and/or medical devices, only hospitals reprocessed instruments. Hospitals do not fall under the regulation of the FDA and therefore no known regulations are currently in place. Instruments and/or devices are segregated and collected at the point of use in specially designated containers, reprocessed at Alliance's plants and are "sold back" to the healthcare facility (point of origin) for reuse. Alliance believes that its reprocessing system may save the healthcare facility up to 50% in instrument replacement costs.

The types of noncritical instruments and/or devices Alliance reprocess include: floor grade instruments (laceration and suture trays); laparoscopic babcocks, graspers, scissors; cutting and saw blades; knives, shears, forceps, burs, and others.

The reprocessing system protocol includes performing the following general functions:

      I)Initial cleaning - both ultrasonic and manual;
      2)Log-in inspection - tracking each instrument for individual history;
      3)Sharpening and honing (if necessary);
      4)Quality control microscopic inspection;
      5)Final cleaning - instrument is dried and lubricated (if necessary) and prepared for packaging;
      6)Quality control inspection;
      7)Packaging and sterilization;
      8)Quality control inspection;
      9)Sterilization of instrument is validated by independent laboratory; and
     10)Instrument shipped back to healthcare facility client for reuse.

Under ordinary conditions, instruments can be reprocessed from three to eight times, depending upon the nature and quality of the instrument. Once an instrument is no longer usable by Alliance's customers, the instrument may be sold into the foreign (overseas) medical instrument markets, in bulk to metal recyclers, to morticians or, disposed of through regular in-house medical waste sterilization/disposal.

Industry research indicates that approximately 40 billion medical instruments and devices are utilized in the U.S. each year. Alliance believes that approximately 15-20% of these instruments and devices are candidates for Alliance's reprocessing protocol. Alliance's reprocessing service fees range from $5.00 to $300.00 per instrument. Fees are customarily based on the type of instrument reprocessed.

Alliance has developed an array of services which allow hospitals and surgery centers to minimize the generation of non-recyclable medical waste. Alliance's recovery and reprocessing services address both used and unused medical products utilized in intervention, diagnostic and surgical procedures. Alliance's programs intend to safely and effectively collect for recycle and/or resale: (i) disposable operating room towels, (ii) stainless steel instruments, (iii) plastic components and (iv) opened/unused surgical supplies. Alliance will also purchase in bulk (from the healthcare facility) floor grade instruments and out-sourced sterile kits for reprocessing. The healthcare facility may purchase the reprocessed floor grade instruments and out-sourced non-sterile kits from Alliance at prices which are substantially below historic costs. Alliance provides in-house training and coordinating of its various collection programs within the each healthcare facility.

It is expected that Alliance customers will realize cost reductions as a result of purchasing reprocessed instruments as well as a result of the reduced volume of medical waste generated and requiring disposal.

 In May 1997 AMR opened a reprocessing plant in Phoenix, Arizona, in a leased facility of approximately 15,000 square feet and in late June 1997 closed its 4,000 square foot facility in St. George, Utah. Alliance will utilize this facility for the combined operations of AMR and Orris.

Competition

The market in which Alliance operates and will be operating can be characterized as a new developing market which has not been fully defined. Many of Alliance's actual and potential competitors are small companies with comparable financial and human resources and most have shorter operating histories. To the extent competitors and potential competitors offer comparable or more efficient technologies and to the extent larger companies, with greater resources, better operating efficiencies, and more extensive capabilities to collect, recycle and distribute products, enter into Alliance's markets, the company's ability to compete effectively could be adversely effected.

Employees

As of December 31, 1997, Citadel employs two persons full time, all of which are in executive positions.

ITEM 2.       DESCRIPTION OF PROPERTY

Citadel's executive and administrative offices are located in Thousand Oaks, California. The Company leases approximately 700 square feet, on a month-to-month basis, with a monthly rental of approximately $700. These facilities are believed to be adequate for current operations.



ITEM 3.       LEGAL PROCEEDINGS

The Company is presently involved in legal arbitration involving a past president regarding the payment of amounts due under a severance agreement. See "Managements
Discussion and Analysis - Officer's Severance Agreement."
Although currently in legal arbitration, the Company has fully accrued its potential liability for the claim.

In December 1997 an individual filed a complaint against the Company alleging non payment of a $100,000 finders fee relating to the AMR acquisition and seeking payment plus accrued interest from March 26, 1997. Management believes that the allegations are without merit and intends to vigorously defend the Company in this matter. The Company has not accrued any provision for this claim.

The Company is not a party to any other pending legal proceedings which management believes could have a material adverse effect on its financial position.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

     There have been no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

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


 Fiscal
 Year            Quarter          High                  Low

 1997            03/31/97          5/8                   1 5/8
 1997            06/30/97         1 1/16                1 9/16
 1997            09/30/97         1 1/16                 17/32
 1997            12/31/97         15/16                  1 3/8

 1996            03/31/96           0                      0
 1996            06/30/96       1 15/16                    1/4
 1996            09/30/96           2                    1 3/8
 1996            12/31/96        1 7/16                    5/8



As of February 26, 1998, there were approximately 109 holders of record of the Company's common stock.

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

In August 1996, the Company acquired all of the outstanding common stock of Tonopah Resources International, Inc.
("TRI") in exchange for a combination of Citadel Common and Preferred Stock. See Liquidity and Capital Resources.
The investment did not meet performance objectives and commenced liquidation in September 1996. In September
1997, the Company sold the stock in the substantially liquidated subsidiary to Citadel's Chairman of the Board. (See
"Certain Relationships and Related Transactions").

On March 26, 1997, the Company acquired a 64.45% interest in Applied Medical Recovery, Inc. ("AMR"), an Arizona corporation, engaged in reprocessing and recycling of non-critical medical instruments and devices in exchange for 1,633,608 shares of common stock. In February 1998 Citadel agreed to tender its investment in AMR and certain other assets to Alliance Medical Corporation ("Alliance"). Alliance was established for the sole purpose of acquiring controlling interest of both AMR and a direct competitor, Orris, Inc.


Plan of Operations

The Company intends to assist Alliance's expansion of its medical reprocessing and recovery activities on a national and international basis and explore possible new investments.

Citadel expects to assist in the national and international expansion of Alliance by providing capital (generally in the form of loans) and certain management expertise. Citadel had committed to AMR that Citadel would make available either through Citadel and/or other third parties a $1,500,000 working capital line of credit and assist in obtaining an additional $2,000,000 in debt financing for expansion. To date, Citadel has loaned AMR $720,000 under the line of credit. In conjunction with the Alliance acquisition of AMR discussed above, Citadel canceled this indebtedness and certain other amounts due from AMR in exchange for 1,750,000 shares of Alliance convertible preferred stock.


Liquidity and Capital Resources

The Company's cash and cash equivalents at December 31, 1997 are $1,548 compared to $43,256 at December 31, 1996.
 The decrease in cash and cash equivalents of $41,708 is principally due to proceeds of $935,324 from the issuance of equity and debt, offset by loans to AMR of $670,000 and less the cash requirements of operations for the period. Included in the operating loss of $ 1,211,390 for the period is a gain from discontinued operations of $86,020. The gain is due principally to $101,836 in debt of TRI that had been assumed by Citadel and was subsequently retired by TRI, offset by $20,000 in previously unrecorded debt of TRI and a gain of $9,251 on the sale of TRI.

In March 1997, the Company acquired controlling interest in Applied Medical Recovery, Inc. ("AMR") in exchange for
Citadel Common Stock.   At the time of the acquisition, it was
anticipated that a subsequent business combination involving AMR would occur in preparation for an anticipated initial public offering. As this business combination involving AMR was anticipated when Citadel made its initial investment, it was expected from the onset that Citadel's control position in AMR would only be temporary. Accordingly, AMR is reflected on the equity method on the December 31, 1997 balance sheet of Citadel.

Other significant components of the operating loss not utilizing cash were a $151,398 increase in accrued expenses and a $813,874 provision for uncollectible receivables from AMR, offset by a $88,258 decrease in receivable from affiliate representing accrued intercompany interest and management fees, a $26,544 increase in accounts payable and other liabilities and an $800 increase in accrued taxes payable.


Retirement of Series A, B, and C Preferred

The Company issued 2,840,000 shares of Citadel Common
Stock during fiscal 1997 in exchange for all of the Series A, B and C Preferred Stock issued in conjunction with the TRI acquisition and the cancellation of $1,100,000 in assumed TRI indebtedness.



Private Placement of Convertible Preferred Stock

On April 30, 1997 the Company completed a private placement of 797,500 units consisting of one share of no par convertible preferred stock, one A warrant and one B warrant, for $1.00 per unit. The preferred stock is convertible into common stock on a one-for-one basis and carries a 5% annual dividend payable in common shares. Two A warrants allow the holder to purchase one share of common stock at $1.25 per share. The warrants expire one year from date of issuance (October 1997) or 90 days following the registration of the underlying common shares, whichever is greater. Two B warrants allow the holder to purchase one share of common stock at $1.50 per share. The warrants expire two years from date of issuance (October 1998) or 90 days following the registration of the underlying common shares, whichever is greater. In conjunction with this private placement, all shareholders who acquired stock in the Company's previous private placement (See "Private Placement - Common Stock), converted their common shares and warrants into preferred stock and warrants issued in accordance with the terms of this private placement.
On November 8, 1997 the Board of Directors voted to extend the expiration dates for the Series A and B warrants to October 1998 and October 1999, respectively.

Acquisition of Applied Medical Recovery, Inc.
On March 26, 1997, the Company acquired a 64.45% interest in Applied Medical Recovery, Inc. ("AMR"), an Arizona corporation, engaged in reprocessing and recycling of non-critical medical instruments and devices in exchange for 1,633,608 shares of common stock. See " Subsequent Event -
Investment in Alliance Medical Corporation ("Alliance")."

Loan Agreement with Applied Medical Recovery, Inc.

On July 1, 1997, Citadel entered into a loan agreement with AMR. The loans are covered by a Multiple Advance
Promissory Note in an amount not to exceed $3,500,000, bearing interest at Wells Fargo prime rate plus two percent (2%) per annum with principal and interest due and payable on or before July 1, 1998. The note is secured by a Security Agreement on all of the assets of AMR and its subsidiaries. As of December 31, 1997, Citadel has advanced $720,000 to AMR pursuant to this Multiple Advance Promissory Note.
See " Subsequent Event - Investment in Alliance Medical
Corporation ("Alliance")."

Officer's Severance Agreement

On January 14, 1997, the Company entered into an agreement with Richard Landi, accepting his retirement as President of the Company effective February 1, 1997. Pursuant to the agreement the Company became liable for twelve months of full compensation from February 1, 1997 through January 1, 1998 at $8,333 per month payable bi-monthly. The Company made payments through March 31, 1997 and has not made any further payment to date. The unpaid balance at December 31, 1997 is $83,333. The Company is seeking arbitration to reach a mutually satisfactory settlement.


Provision for Uncollectibles from Affiliate

       Selected unaudited financial information of AMR at December 31, 1997 is as follows:

 Total Assets                                $ 1,671,000
 Total Liabilities                             2,566,000
 Stockholders' Deficit                          (895,000)
Total Liabilities and Stockholders' Deficit $  1,671,000

 For the Year ended December 31, 1997:
     Revenue                                $   1,382,000
     Expenses                                  (3,000,000)
     Net Loss                                $ (1,618,000)

Due to uncertainty regarding the value of the company's investment in AMR, as well as uncertainty regarding the ability of AMR to repay indebtedness as of December 31, 1997, the Company has fully reserved the following assets as of December 31, 1997 and has allocated no value to the issuance of the 1,633,608 shares of common stock issued to acquire AMR:

 Management fees due from AMR  $ 45,000
 Interest receivable from AMR    43,327
 Note receivable - AMR          720,000

Private Placement - Common Stock
Effective September 30, 1996, the Company completed a
private placement of 186,667 units consisting of one share of no par convertible preferred stock and one warrant for $1.50 per unit. The warrant allows the purchaser to purchase one share of common stock at $3.00 per share and expire two years from date of issuance. In conjunction with a subsequent private placement of preferred stock (See Private Placement of Convertible Preferred Stock), all common shares acquired under this private placement converted their shares and warrants into convertible preferred stock and warrants issued in accordance with the terms of the convertible preferred
private placement.   The common shares issuable under this
placement were not issued as of December 31, 1996 and were accordingly shown as stock subscriptions under current liabilities on the December 31, 1996 financial statements.


Discontinued Operations

Effective September 30, 1996 the Board of Directors of the Company voted to discontinue the operations of TRI. In conjunction with the discontinuance, and in order to strengthen the financial position of the Company and encourage new investors, the Company issued 2,840,000 shares of Citadel Common Stock during fiscal 1997 in exchange for all of the Series A, B and C Preferred Stock and the cancellation of $1,100,000 in TRI debt. On September 22, 1997, the Company sold its equity interest in TRI to the Chairman of the Board of Citadel for $9,250 in cash and contingent consideration of $100,000.

Discontinued operations for the years ended December 31, 1997 and 1996 includes the following:


                                                       1997          1996
Value of Citadel common and preferred stock issued   $     0    $ (1,646,000)
  Debt (assumed) retired                                81,836    (1,134,000)
  Subsequent debt incurred                                 0         (71,836)
  Accrued interest on above debt                           0          (33,761)
 Write-off of loan to TRI, net of repayments               0          (61,539)
   Gain on Sale                                          9,251              0
                                                     $  91,087   $ (2,947,136)

The Company during 1996 acquired 100% of the common stock outstanding of Tonopah Resources International, Inc., which owned a controlling interest in Allen-Moore Diversified Services, Inc., Arizona Hazardous Waste, Inc. and GEC Construction and Management, Inc. Tonopah and its subsidiaries had operating debts unpaid and environmental violation problems prior to the date of the Company's acquisition. At the time, the Company decided to discontinue its operation of Tonopah and its subsidiaries and to liquidate its ownership position, the various entities continued to have financial and legal problems. The contingent liability discussed herein, regards the potential for any of these unpaid debts and/or potential fines by government agencies becoming the financial responsibility of the Company. Legal counsel is unable to render an opinion as to the probability of any of these events becoming a financial liability against the assets of the Company and a reasonable estimate of the potential financial impact is unascertainable.

     Management estimates the maximum amount of exposure to be no greater than $250,000 and $1,000,000 for 1997 and 1996, respectivly based on the last known liabilities of the various entities and the maximum potential fines the courts could levy on the alleged environmental violations. The potential fines that were unascertainable at December 31, 1996 have been resolved. During the year the U.S. District Court assessed TRI $5,400 in fines and the obligation was settled by the new owner of TRI. See Note 3 - Investments - Tonopah Resources International, Inc. Management has elected to still identify $250,000 as its potential maximum exposure based on the last known unresolved issues.

Subsequent Event - Sale of AMR Shares to Alliance
Medical Corporation.

     In February 1998 Citadel agreed to sell its investment in AMR and certain other assets to Alliance Medical Corporation ("Alliance"). Alliance was established for the sole purpose of acquiring controlling interest of both AMR and a direct competitor, Orris, Inc. Concurrent with Citadel, the majority shareholders of Orris agreed to tender their shares and certain other assets to Alliance. In conjunction with the acquisition of AMR and Orris, Alliance commenced an offering of up to 1,000,000 shares of its common stock at approximately $2.00 per share and a tender offer for the remaining AMR and Orris shares. Citadel received 545,035 shares of Alliance common stock in exchange for its equity interest in AMR and 1,750,000 shares of Alliance convertible preferred stock in exchange for $720,000 in AMR loans, related accrued interest of $43,328 and accrued management fees of $45,000. The shareholders of Orris received 1,000,000 shares of Alliance common stock and 1,750,000 shares of Alliance convertible preferred stock in exchange for certain assets.

     The terms of Citadel's investment in AMR provided that shareholders of the previously separate companies comprising
AMR would receive shares in AMR providing that they agree to sell 51% of the AMR shares received to Citadel in exchange for Citadel common stock. Certain shareholders of the previously separate companies comprising AMR have not yet surrendered their shares for equity in AMR and therefore represent a minority interest in AMR. If these shareholders elect to exchange their shares for AMR stock, Citadel would acquire 51% of these shares in exchange for 227,962 shares of Citadel common stock. The tender offer with Alliance provides that 76,251 shares of Alliance remain in escrow for Citadel's benefit and represent the number of Alliance shares issuable for Citadel's interest in the additional shares of AMR.


     The Alliance private placement resulted in the issuance of approximately 3,000,000 common shares and 3,500,000
convertible preferred shares.   Citadel's percentage ownership
in Alliance after the completion of the private placement is 18%, or 35% assuming conversion of the preferred and no issuance of the shares in escrow. As this business combination involving AMR was anticipated when Citadel made its initial investment, it was expected from the onset that Citadel's control position in AMR would only be temporary. Due to uncertainty as to whether the subsequent business combination involving AMR would actually occur, however, Citadel reflected AMR's financial position and results of operation in Citadel's consolidated financial statements for the quarters ended March 31,1997, June 30, 1997 and September 30,
1997. Subsequent to September 30, 1997 the likelihood of the business combination involving AMR occurring increased to where it was no longer considered appropriate to include
AMR in Citadel's consolidated financial statements.
Accordingly, AMR is reflected on the equity method on the December 31, 1997 balance sheet of Citadel. Citadel's results of operations for the year ended December 31, 1997 include a loss of $776,569 representing the portion of AMR's operations consolidated with Citadel during the period.

 ITEM 7.FINANCIAL STATEMENTS

The Consolidated Financial Statements of the Company are attached as follows:

     Index to Financial Statements                            F-1
     Citadel Environmental Group, Inc. Financial
       Statements as of and  for the year ended December 31,
        1997 and 1996                                 F-3 through  F-17

 ITEM 8.CHANGES IN AND DISAGREEMENTS
   WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL  DISCLOSURE

None

               PART III

 ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Information with respect to the executive officers and directors of the Company is set forth below:


                                            Company Positions
     Name                          Age         and Offices

     Robert R. Barber              56     Chairman of the Board

     Louis F. Coppage              60     President,Chief Financial
                                           Officer and Director

     Georgette  W. Pagano          40     Corporate Secretary

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

Louis F. Coppage. Mr. Coppage was elected to the Board of Directors of Citadel in August, 1997 and was elected President and Chief Financial Officer in September 1997. Mr. Coppage is also acting Chairman and CEO of American Consolidated Growth Corporation (AMGC). He has over twenty years of executive and managerial experience with both domestic and international operations involving finance and business development for both private and public corporations. From 1993 to present, he has held advisory positions and has provided investment banking consulting services for AMGC and its affiliate companies, where he assisted in the turnaround and restructuring of the companies. He is currently a member of the Board of Directors of AGTsports, Inc.. Mr. Coppage has served as financial consultant for numerous clients in real estate, energy, insurance management and investment holdings related businesses. He holds memberships in several civic, social and charitable organizations.

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

Compliance With Section 16(a) of the Exchange Act

The following officers, directors and/or 10 percent shareholders of the Company have filed late reports of Forms
3, 4 or 5 with respect to the number of transactions indicated or have failed to file a required Form 3, 4 or 5 for the period of January 1, 1997 to December 31, 1997 as indicated in the following table:

    Name     Number of Late Reports   0
             Number of Transactions   0
             Failure to File a Report 0


No late reports

    ITEM 10.EXECUTIVE COMPENSATION

The following table sets forth the total remuneration of the Chief Executive Officer and the four most highly compensated executives whose salary and bonus for the year ended
 December 31, 1997 exceeded $100,000.


       SUMMARY COMPENSATION TABLE


    Name  and
Principal Position       Year    Salary     Bonus     Other
------------------      ------   -------    ------    ------

Louis F. Coppage,        1997          0         0        0
President and CEO (1)    1996          0         0        0

Richard Landi,           1997          0         0        0
President and CEO (2)    1996   $ 25,000         0        0

Wayne Boss,              1997          0         0        0
President and CEO (3)    1996          0         0        0
_____________________________
(1) Mr. Coppage commenced employment in September 1997 and serves without salary.
(2) Mr. Landi commenced employment in September 1996 and resigned in February 1997.
(3) Mr. Boss resigned in August 1996.

    OPTION GRANTS IN LAST FISCAL YEAR
                  NONE

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

 ITEM  11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

The following table sets forth information regarding the ownership of the Company's equity securities by (i) each person known by the Company to own 5 % or more of each class of equity securities, (ii) each officer and director of the Company, and by (iii) all executive officers and directors as a group.

  Name and Address of          Amount and Nature of
  Beneficial Owner                  Ownership           Percent of Class


  Robert R. Barber (1)                    0                     0
3617 East Thousand Oaks Blvd
Suite 223
Thousand Oaks, CA 91362

 Louis F. Coppage (1)                  10,000                   *
3617 East Thousand Oaks Blvd
Suite 223
Thousand Oaks, CA 91362

  Georgette  W. Pagano                     0                    0
3617 East Thousand Oaks Blvd
Suite 223
Thousand Oaks, CA 91362

 Pauline R. Sill                       517,620                  8%
c/o Arizona Medical Waste
4519 W. Colter
Glendale, AZ 85301

  Frances Enterprises Limited           808,400                 13%
c/o Ms. Pauline Gale
Royal Bank of Scotland
Trust Company "IOM Limited"
P.O. Box 151
Victory House
Douglas, Isle on Man IM99 1NJ

 Koshar Limited                        1,467,205                 23%
c/o Jean-Paul da Costa
Piper, Smith & Basham
31 Warwick Square
London, England SWIV2AF


  All Directors and Officers              10,000                  *
 as a Group (2)
________________________

(1)  Director.
  * under 1%

 ITEM 12.CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

On September 22, 1997, the Company sold its equity interest in Tonopah Resources International, Inc. to the Chairman of the Board of Citadel for $9,250 in cash.




 ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K


(a)Exhibits
 Exhibit No.        Description                              Page

3.1      Articles of Incorporation.

3.2      By-laws.


10.1     Share Exchange Agreement between Citadel
           Environmental Group, Inc. and Applied Medical
           Recovery, Inc. dated as of March 26, 1997.

10.2     Purchase and Sales Agreement between Citadel
           Environmental Group, Inc. and Robert R. Barber dated September 22, 1997.

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

  Citadel Environmental Group, Inc.
  (Registrant)

  Date: July 6, 1998             By:     Louis F Coppage
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  Signature                           Title
                                                                  Date
                         President, Chief Financial
 Louis F. Coppage         Officer and Director                    7/6/98

 Robert R. Barber         Chairman of the Board                   7/6/98




    CITADEL ENVIRONMENTAL GROUP, INC.
      INDEX TO FINANCIAL STATEMENTS


                                                             PAGE
Citadel Environmental Group, Inc. as of and for the years ended
            December 31, 1997 and 1996:

     Report of Independent Accountants               F-3/4
     Balance Sheets                                  F-5/6
     Statements of Operations                        F-7
     Statements of Cash Flows                        F-8
     Statements of Changes in Stockholders' Equity   F-9
     Notes to Financial Statements                   F-10

F-1

           FINANCIAL STATEMENTS
   CITADEL ENVIRONMENTAL GROUP, INC.
 AS OF AND FOR THE YEARS ENDED DECEMBER
           31, 1997 AND 1996

      INDEPENDENT AUDITORS' REPORT



To The Board of Directors and Stockholders of Citadel Environmental Group, Inc.
(Formerly Citadel Asset Management, Ltd.)
Thousand Oaks, California


     We have audited the accompanying balance sheets of Citadel Environmental Group, Inc. (formerly Citadel Asset Management, Ltd.), as of December 31, 1997 and 1996 and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Citadel Environmental Group, Inc.
(formerly Citadel Asset Management, Ltd.) as of December
31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principals.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8, Going Concern, to the financial statements, the Company has not had significant operating revenues in several years and as of December 31, 1997 does not own any assets that would generate any significant operating revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 9, Subsequent Events. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

F-3
To The Board of Directors and Stockholders of Citadel Environmental Group, Inc.
Page 2



      INDEPENDENT AUDITORS' REPORT



     As more fully discussed in Note 7, Discontinued
Operations, during 1996 the Company discontinued its operations of its wholly owned subsidiary Tonopah Resources
International, Inc. and instituted a plan of liquidation.

     The Company, through its ownership of Tonopah
Resources International, Inc. has a potential Contingent
Liability as more fully discussed in Note 10, Contingent
Liability. Management has elected not to accrue any liability due to the undeterminable probability of the Contingent
Liability and the unascertainable financial impact.




SKEEHAN & COMPANY
Pasadena, California
June 29, 1998

    CITADEL ENVIRONMENTAL GROUP, INC.
(Formerly Citadel Asset Management, Ltd.)


             BALANCE SHEETS
ASSETS
                                          December 31,
Current Assets                          1997         1996
   Cash                             $   1,548    $   43,256
   Note receivable from affiliate           0        50,000
   Receivable from affiliate                0            69
   Total current assets                 1,548        93,325

Investments                                 0             0

                                     $   1,548     $  93,325


See Accompanying independent Auditor's Report
F-5



    CITADEL ENVIRONMENTAL GROUP, INC.
(Formerly Citadel Asset Management, Ltd.)

             BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFEICT

                                                   December 31,
Current Liabilities                            1997            1996
   Accounts payable                      $   102,017     $    75,473
   Payroll taxes payable                       4,540          16,518
   Notes payable                             118,000       1,225,836
   Accrued expenses                          197,136          33,761
   Franchise tax payable                         800               0
   Stock subscriptions                             0         280,000
   Convertible debentures                    210,000               0
     Total current liabilities               632,494       1,631,588
     Total liabilities                       632,494       1,631,588

Stockholders' deficit
Preferred stock- convertible, no par
 value,  authorized  1,199,000 shares,
 issued and outstanding: 1,199,000
 shares in 1997 and 0 shares in 1996         953,250               0

Preferred stock-series A, .01 par value,
 authorized 1,500,000 shares, issued and
 outstanding: 0 shares in 1997 and
 1,500,000 shares  in 1996                         0          15,000

Preferred stock-series B, .01 par value,
authorized 1,500,000 shares, issued and
outstanding: 0 shares in 1997 and
1,500,000 shares  in 1996                           0         15,000

Preferred stock-series C, .01 par value,
authorized 2,000,000 shares, issued
and outstanding: 0 shares in 1997 and
2,000,000 shares  in 1996                           0         20,000

Common stock, no par value, authorized
 25,000,000 shares, issued and
 outstanding: 6,304,647 shares in
 1997 and 1,784,644 shares in 1996           3,353,032      2,112,637

Accumulated deficit                         (4,937,228)    (3,700,900)

     Total Stockholders' deficit              (630,946)    (1,538,263)

                                        $        1,548   $     93,325

See Accompanying independent Auditor's Report

    CITADEL ENVIRONMENTAL GROUP, INC.
(Formerly Citadel Asset Management, Ltd.)

        STATEMENTS OF OPERATIONS
                                           Year Ended December 31,
                                             1997         1996
Revenues:
   Management fees - affiliate            $  45,000      $     0
   Interest income - affiliate               43,259           86
                                             88,259           86

Operating expenses:
   General and administrative expenses      571,026      247,286
       Total Operating Expenses             571,026      247,286

Net loss from operations                   (482,736)    (247,200)

Other Income/Expenses:
   Provision for uncollectible from
       affiliate                           (813,874)           0
        Net Loss Before Income Tax       (1,296,610)    (247,200)

Provision for income tax                        800            0
Net Loss Before Discontinued Operations  (1,297,410)    (247,200)

Income (loss) from discontinued
 operations                                  86,020   (2,943,136)

Net loss                               $ (1,211,390)$  (3,190,336)


Net loss per weighted-average share
of CommonStock outstanding:
       From continuing operations          $ (0.24)     $ (0.22)
       From discontinued operations           0.01        (2.65)
       Total loss per share                $ (0.23)      $(2.87)

Weighted-average number of common
  shares outstanding                      5,189,492     1,108,694

See Accompanying independent Auditor's Report

    CITADEL ENVIRONMENTAL GROUP, INC.
(Formerly Citadel Asset Management, Ltd.)

        STATEMENTS OF CASH FLOWS
                                           Year Ended December 31,
                                           1997             1996
Operating activities:
Net loss                              $ (1,211,390)     $(3,190,336)
Adjustments to reconcile net loss to
Net cash used in operating activities:
 Provision for uncollectibles from
  affiliate                                813,874                0
    (Increase) decrease in:
        Receivable from affiliate          (88,258)          12,431
     Increase (decrease) in:
        Accounts payable                    26,544           75,211
        Payable to stockholders                  0           (7,730)
       Assumption of Tonopah debt                0        1,225,836
       Franchise tax payable                   800                0
       Accrued expenses                    151,398           50,279
       Stock issued to acquire
         discontinued operations                 0        1,596,000

Net cash used in operating activities     (307,032)        (238,309)

Investing activities:
       Loans to affiliates                (670,000)               0
Net cash used in investing activities     (670,000)               0

Financing activities:
       Proceeds from the sale of
         preferred stock                   903,250                0
       Proceeds from the sale of
         common stock                    1,209,910                0
       Proceeds from the sale of
         convertible debt                  210,000                0
       Decrease in notes payable        (1,107,836)               0
       Stock subscriptions                (280,000)         280,000
Net cash provided by financing
  activities                               935,324          280,000

Net increase (decrease) in cash            (41,708)          41,691

Cash and cash equivalents at the
 beginning of the year                      43,256            1,565

Cash and cash equivalents at the
 end of the year                        $    1,548        $  43,256

See Accompanying independent Auditor's Report

        CITADEL ENVIRONMENTAL GROUP, INC.
    (Formerly Citadel Asset Management, Ltd.)

  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                           Common Stock       Preferred Stock   Contri-     Accumu-       Stock-
                           ------------      ---------------     buted       lated       holders'
                         Shares    Amount     Shares   Amount   Capital    (Deficit)    (Deficit)
Balance, 12/31/95        432,744   $476,637             $        $40,000   $(510,564)      $ 6,073
Reclassify to Common                 40,000                      (40,000)
Correct Shares Issued      1,900
Shares Issued to
 Purchase Tonopah      1,050,000  1,596,000   2,000,000  50,000                          1,646,000
Net (Loss) 12/31/96                                                        (3,190,336)  (3,190,336)
Balance 12/31/96        1,784,644 2,112,637  2,000,000   50,000     0      (3,700,900)  (1,538,263)
Common Shares Issued      186,667   280,000                                                280,000
Preferred Shares Issued                        717,500  673,250                            673,250
Conversion of Common     (186,667) (280,000)   280,000  280,000                                  0
Shares Issued to
  Acquire AMR           1,633,608         0                                                      0
Conversion of Preferred
  and Debt              2,840,000  1,150,000  (2,000,000) (50,000)                       1,100,000
Conversion of Debt
  and Interest             84,601     65,457                                                65,457
Preferred Dividend         24,938     24,938                                   (24,938)          0
Net Loss 12/31/97                                                           (1,211,390) (1,211,390)

See Accompanying independent Auditor's Report

                        CITADEL ENVIRONMENTAL GROUP, INC.
                    (Formerly Citadel Asset Management, Ltd.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Company Organization
  Citadel Environmental Group, Inc. (formerly Citadel Asset Management, Ltd.) (the "Company") was organized on July
  1, 1983 for the primary purpose of providing investment advisory services. The Company was a registered investment advisor under the Investment Advisors Act of 1940 until December, 1992. The Company was inactive during 1993, 1994, and 1995. On August 12, 1996 the
  Company changed its name, recommenced operations and changed its purpose to that of an investment company which acquires controlling and non-controlling interest in operating companies. The Company will provide operating capital, management advisory services, and assistance in market development for emerging growth companies in which it invests.

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

 Principles of Consolidation

It is the Company's policy to prepare its financial statements consolidated with subsidiaries when the Company owns a controlling interest of 50% or more of the outstanding voting stock in the subsidiary. The Company will prepare its financial statements on the equity method when the controlling interest is between 20% and 50%, or when the controlling interest exceeds 50%, but expectation for maintaining a controlling interest is temporary. On investments for less than 20% the Company will present the investment at cost.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results may differ from those estimates.


Investment of Subsidiary
During 1997 the Company acquired an interest in Applied
Medical Recovery, Inc. (AMR). The acquisition has been reported on the equity method, see Note 3 - Investments.
As of the date of this report, the financial statements of AMR have not been audited, although they are in the process. Because of this, the Company has decided to attach no value to either the investment in AMR or any monies advances to or due from AMR, see Notes 2 and
3. Upon completion of audited financial statements of AMR a more reasonable value may be ascertained.
Selected unaudited financial information of AMR at December 31, 1997 is as follows:

         Total Assets                                $ 1,671,000
         Total Liabilities                             2,566,000
         Stockholders' Deficit                          (895,000)
         Total Liabilities and Stockholders' Deficit $ 1,671,000

         For the Year ended December 31, 1997:
             Revenue                               $   1,382,000
             Expenses                                 (3,000,000)
             Net Loss                               $ (1,618,000)


NOTE 2    NOTE RECEIVABLE FROM AFFILIATE

         The note receivable is evidenced by a Multiple Advance Promissory Note from AMR in an amount not to exceed $3,500,000, bearing interest at Wells Fargo prime rate plus two percent (2%) per annum and dated July 1, 1997, with principal and interest due and payable on or before July 1, 1998. The note is secured by a Security Agreement on all of the assets of AMR and its subsidiaries.

         On December 31, 1996 the note receivable represented a loan to Applied Medical Technologies, Inc., (an Arizona Limited Liability Company), and subsequently a subsidiary of AMR, in the amount of $50,000, bearing interest at the rate of 10% per annum. The note was converted into the AMR Multiple Advance Promissory Note on July 1, 1997.

         Accrued interest receivable at December 31, 1997 and 1996 was $43,327 and $69, respectively.

         In conjunction with the Alliance Medical Corporation acquisition of AMR in February 1998, Citadel will cancel this indebtedness and certain other amounts due from AMR in exchange for 1,750,000 shares of Alliance convertible preferred stock. See Note 9, Subsequent Event - Sale of AMR Shares to Alliance Medical Corporation.


NOTE 3   INVESTMENTS

         Tonopah Resources International, Inc., ("TRI")

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

                        CITADEL ENVIRONMENTAL GROUP, INC.
                    (Formerly Citadel Asset Management, Ltd.)
                        NOTES TO THE FINANCIAL STATEMENTS

         Following the acquisition, the shareholders of TRI owned approximately 56% of the outstanding shares of Citadel's common stock and 100% of Citadel's preferred shares. Effective September 30, 1996 the Board of Directors of the Company voted to discontinue the operations of TRI. In conjunction with the discontinuance and in order to strengthen the financial position of the Company and encourage new investors, the Company issued 2,840,000 shares of Citadel Common Stock in exchange for all of the Series A, B and C Preferred Stock and the cancellation of $1,100,000 in TRI debt. On September 22, 1997, the
         Company sold its equity interest in TRI to the Chairman of the Board of Citadel for $9,250 in cash. See Note 7 - Discontinued Operations.

         Applied Medical Recovery, Inc. ("AMR")

         On March 26, 1997, the Company acquired a 64.45% interest in Applied Medical Recovery, Inc. ("AMR"), an Arizona corporation, engaged in reprocessing and recycling of non-critical medical instruments and devices in exchange for 1,633,608 shares of common stock. In February 1998 Citadel agreed to tender its investment in AMR and certain other assets to Alliance Medical Corporation ("Alliance"). Alliance was established for the sole purposes of acquiring controlling interest of both AMR and a direct competitor, Orris, Inc. See Note 9, Subsequent Event - Sale of AMR Shares to Alliance Medical Corporation.

 NOTE 4  NOTES PAYABLE

Notes payable are as follows as of December 31, 1997 and 1996:
                                                         1997            1996
Unsecured promissory note payable to previous Chief
  Financial Officer of Citadel dated August 1, 1997,
  representing unpaid compensation, due on demand
  with interest at 10%.                             $     52,000     $       0

Unsecured convertible promissory note dated August
  11, 1997, due on demand with interest at 10%.  (1)      30,000             0

Unsecured convertible promissory note dated September
  17, 1997, due on demand with interest at 10%.   (1)     10,000             0

Unsecured convertible promissory note in the amount of
  $200,000 dated September 26, 1997, due March 26, 1998
  with interest at 10%.  Note is convertible into common
  shares of Citadel based on a conversion price  equal to
  50% of the average closing bid price as reported by the NASD for the ten days prior to the notice of conversion.  On
  December 8, 1997,  $20,000 in principal and $4,000 in
  accrued interest were converted into 43,144 shares of
  Citadel common stock.                                   180,000            0


                        CITADEL ENVIRONMENTAL GROUP, INC.
                    (Formerly Citadel Asset Management, Ltd.)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 4   NOTES PAYABLE (Continued)
 Unsecured promissory note dated December 20, 1997, due
   on demand with interest at 10%.                         16,000            0

 Promissory notes payable to Stockholder's of TRI, secured
   by the Stock in TRI bearing interest at Prime plus 3.5%
   per annum. (2)                                               0    1,100,000

 Short term debt on related party stockholders' of TRI
   assumed by  the Company. (2)                                 0       30,000

 Promissory note payable in favor of Charine Management
   dated December 1, 1996 bearing interest at the rate of
   10% per annum. Principal is repayable on demand with
   interest Payable monthly starting January 1, 1997 and
   continuing each month until the principal is fully paid.
   The note is unsecured and was for services rendered in
   connection with the acquisition of TRI. (2)                  0        20,000

 Promissory note payable  bearing interest at the rate of 10%
   per annum.  Principal and interest are repayable on
   demand. This note was assumed during the acquisition of
    TRI. (2)                                                     0        4,000

 Promissory note payable to a former director of the
   Company and an officer of TRI, for various loans made
   and services rendered and unpaid by TRI. (2)                  0       71,836

         Total notes payable                           $   298,000   $1,225,836

         ________________
         (1) The notes provide the lender with the option to convert the principal and accrued interest into either Citadel common stock at $1.00 per share or into shares of a private placement which is to be concluded in the Company's subsidiary, AMR, or its merged company, if formed, at $2.00 per share.
         (2) The Company had note payable obligations as of December 31, 1996 that were assumed and or guaranteed through the acquisition of Tonopah
           Resources International, Inc. (TRI) as of August 12, 1996. The notes were retired in 1997 through the issuance of Citadel stock. See Note 6 - Stockholders' Equity.

         Accrued interest payable at December 31, 1997 and 1996 is $ 33,803 and $33,761, respectively.

                        CITADEL ENVIRONMENTAL GROUP, INC.
                    (Formerly Citadel Asset Management, Ltd.)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 ACCRUED EXPENSES

         Accrued expenses are as follows as of December 31, 1997 and 1996:

                                              1997           1996
         Interest on notes payable         $  33,803    $  33,761
         Accrued severance                    83,334            0
         Accrued consulting fees              80,000            0
                                         $   197,137    $  33,761

         On January 14, 1997 the Company entered into an agreement with Richard Landi, accepting his retirement as President of the Company effective February 1, 1997. Pursuant to the agreement the Company became liable for twelve months of full compensation from February 1, 1997 through January 1, 1998 at $8,333 per month payable bi-monthly. The Company made payments through March 31, 1997 and due to lack of available funds has not made any further payment to date. The remaining balance at October 31, 1997 is $83,333. The Company is seeking arbitration to reach a mutually satisfactory settlement.


   NOTE 6  STOCKHOLDERS' EQUITY

         Private Placement of Convertible Preferred Stock

         On April 30, 1997 the Company completed a private placement of 717,500 units consisting of one share of no par convertible preferred stock, one A warrant and one B warrant, for $1.00 per unit. The preferred stock is convertible into common stock on a one-for-one basis and carries a 5% annual dividend payable in common shares.
         Two A warrants allow the holder to purchase one share of common stock at $1.25 per share. The warrants expire one year from date of issuance (October 1997) or 90 days following the registration of the underlying common shares, whichever is greater. Two B warrants allow the holder to purchase one share of common stock at $1.50 per share.
         The warrants expire two years from date of issuance (October 1998) or 90 days following the registration of the underlying common shares, whichever is greater. In conjunction with this private placement, all shareholders who acquired stock in the Company's previous private placement (See Private Placement - Common Stock below), converted their common shares and warrants into preferred stock and warrants issued in accordance with the terms of this private placement.

         On October 31, 1997 the Board of Directors authorized the issuance of 24,938 shares of common stock in payment of the semi annual dividend requirement on the preferred stock.

         On November 8, 1997 the Board of Directors voted to extend the expiration dates for the Series A and B warrants to October 1998 and October 1999, respectively.

         Private Placement - Common Stock

                        CITADEL ENVIRONMENTAL GROUP, INC.
                    (Formerly Citadel Asset Management, Ltd.)
                        NOTES TO THE FINANCIAL STATEMENTS

   NOTE 6   STOCKHOLDERS' EQUITY (Continued)
         Effective September 30, 1996, the Company completed a private placement of 186,667 units consisting of one share of no par convertible preferred stock and one warrant, for $1.50 per unit. The warrant allows the purchaser to purchase one share of common stock at $3.00 per share and expireS two years from date of issuance. In conjunction with a subsequent private placement of preferred stock see above, all common shares acquired under this private placement converted their shares and warrants into convertible preferred stock and warrants issued in accordance with the terms of the subsequent private
         placement.   The common shares issuable under this
         placement were not issued as of December 31, 1996 and were accordingly shown as stock subscriptions under current liabilities on the December 31, 1996 financial statements.

         Retirement of Series A, B, and C Preferred

         The Company issued 2,840,000 shares of Citadel Common
         Stock during fiscal 1997 in exchange for all of the Series A, B and C Preferred Stock issued in conjunction with the TRI acquisition and the cancellation of $1,100,000 in assumed TRI indebtedness.

         Accrued Interest

         Subsequent to December 31, 1996 and pursuant to the Company's Board of Directors meeting held October 21, 1996 the Company issued 21,457 shares of Common Stock as partial payment on the accrued interest as of December 31, 1996.

   NOTE 7 DISCONTINUED OPERATIONS

         Effective September 30, 1996 the Board of Directors of the Company voted to discontinue the operations of TRI. In conjunction with the discontinuance, and in order to strengthen the financial position of the Company and encourage new investors, the Company issued 2,840,000 shares of Citadel Common Stock during fiscal 1997 in exchange for all of the Series A, B and C Preferred Stock and the cancellation of $1,100,000 in TRI debt. On September 22, 1997, the Company sold its equity interest in TRI to the Chairman of the Board of Citadel for $9,250 in cash and contingent consideration of $100,000.


         Discontinued operations for the years ended December 31, 1997 and 1996 includes the following:

                                               1997                1996
Value of Citadel common and preferred
  stock issued                             $       0        $ (1,646,000)
        Debt (assumed) retired                81,836          (1,134,000)
        Subsequent debt incurred                   0          (   71,836)
        Accrued interest on above debt             0             (33,761)
        Write-off of loan to TRI, net of
          repayments                               0             (61,539)
        Gain on Sale                           9,251                   0
                                           $  91,087        $ (2,947,136)




                        CITADEL ENVIRONMENTAL GROUP, INC.
                    (Formerly Citadel Asset Management, Ltd.)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 7   DISCONTINUED OPERATIONS (Continued)
   In conjunction with the discontinuance of TRI, certain subsidiaries of TRI were sold. Despite the sale of these subsidiaries, certain liabilities at the subsidiary level could be asserted to be Citadel liabilities. These contingent liabilities related to the disposal of TRI subsidiaries aggregate approximately $1,000,000. See Note 10 - Contingent
   Liability.

NOTE 8   GOING CONCERN

   The Company's continued existence is in doubt.  The
   Company has not had any significant operating revenues in several years and as of December 31, 1997 the Company does not own any liquid assets that would generate any operating revenues.

   Management believes that actions subsequent to December
   31, 1997 and that were started before December 31, 1997 will correct their financial requirements and provide the necessary funds to acquire the assets needed to generate the required operating revenues and therefore, be able to recover from prior operating losses.


NOTE 9   SUBSEQUENT EVENTS

   Subsequent Event - Sale of AMR Shares to Alliance
Medical Corporation.

   In March 1997, the Company acquired controlling interest in Applied Medical Recovery, Inc. in exchange for Citadel
   Common Stock.   At the time of the acquisition, it was
   anticipated that a subsequent business combination involving AMR would occur in preparation for an anticipated initial public offering.

   In February 1998 Citadel agreed to sell its investment in AMR and certain other assets to Alliance Medical Corporation ("Alliance"). Alliance was established for the sole purposes of acquiring controlling interest of both AMR and a direct competitor, Orris, Inc. Concurrent with Citadel, the majority shareholders' of Orris agreed to tender their shares and certain other assets to Alliance. In conjunction with the acquisition of AMR and Orris, Alliance commenced an offering of up to 1,000,000 shares of its common stock at approximately $2.00 per share and a tender offer for the remaining AMR and Orris shares. Citadel received 545,035 shares of Alliance common stock in exchange for its equity interest in AMR and 1,750,000 shares of Alliance convertible preferred stock in exchange for $720,000 in AMR loans, related accrued interest of $43,328 and accrued management fees of $45,000. The shareholders of Orris received 1,000,000 shares of Alliance common stock and 1,750,000 shares of Alliance convertible preferred stock in exchange for certain assets.

   The terms of Citadel's investment in AMR provided that shareholders of the previously separate companies comprising
   AMR would receive shares in AMR providing that they agree to sell 51% of the AMR shares received to Citadel in exchange for Citadel common stock. Certain shareholders of the previously separate companies comprising AMR have not yet surrendered their shares for equity in AMR and therefore represent a minority interest in AMR. If these shareholders elect to exchange their shares for AMR stock, Citadel would acquire 51% of these shares in exchange for 227,962 shares of Citadel common stock. The tender offer with Alliance provides that 76,251 shares of Alliance remain in escrow for Citadel's benefit and represent the number of Alliance shares issuable for Citadel's interest in the additional shares of AMR.



                        CITADEL ENVIRONMENTAL GROUP, INC.
                    (Formerly Citadel Asset Management, Ltd.)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 9   SUBSEQUENT EVENTS (Continued)

   The Alliance private placement resulted in the issuance of approximately 3,000,000 common shares and 3,500,000 convertible preferred shares, reducing Citadel's percentage ownership in Alliance to 18%, or 35% assuming conversion of the preferred and no issuance of the shares in escrow. As this business combination involving AMR was anticipated when
   Citadel made its initial investment, it was expected from the onset that Citadel's control position in AMR would only be temporary. Accordingly, AMR is reflected on the equity method on the December 31, 1997 balance sheet of Citadel.
   No value has been attributed to this transaction due to the lack of audited financials of AMR at December 31, 1997.


 NOTE 10CONTINGENT LIABILITY

   The Company during 1996 acquired 100% of the common stock outstanding of Tonopah Resources International, Inc., which owned a controlling interest in Allen-Moore Diversified Services, Inc., Arizona Hazardous Waste, Inc. and GEC Construction and Management, Inc. Tonopah and its subsidiaries had operating debts unpaid and environmental violation problems prior to the date of the Company's acquisition. At the time, the Company decided to discontinue its operation of Tonopah and its subsidiaries and to liquidate its ownership position, the various entities continued to have financial and legal problems. The contingent liability discussed herein, regards the potential for any of these unpaid debts and/or potential fines by government agencies becoming the financial responsibility of the Company. Legal counsel is unable to render an opinion as to the probability of any of these events becoming a financial liability against the assets of the Company and a reasonable estimate of the potential financial impact is unascertainable.

   Management estimates the maximum amount of exposure to be no greater than $250,000 and $1,000,000 for 1997 and 1996, respectivly based on the last known liabilities of the various entities and the maximum potential fines the courts could levy on the alleged environmental violations. The potential fines that were unascertainable at December 31, 1996 have been resolved. During the year the U.S. District Court assessed TRI $5,400 in fines and the obligation was settled by the new owner of TRI. See Note 3 - Investments - Tonopah Resources International, Inc. Management has elected to still identify $250,000 as its potential maximum exposure based on the last known unresolved issues.


NOTE 11	LITIGATION

The Company is presently involved in legal arbitration involving a past president regarding the payment of amounts due under a severance agreement. See Note 5 Accrued Expenses.

In December 1997 an individual filed a complaint against the Company alleging non payment of a $100,000 finders fee relating to the AMR acquisition and seeking payment plus accrued interest from March 26, 1997. Management believes that the allegations are without merit and intends to vigorously defend the Company in this matter. The Company has not accrued any provision for this claim.

The Company is not a party to any other pending legal proceedings which management believes could have a material adverse effect on its financial position.