Form 10QSB
period 1998-03-31
CITADEL ENVIRONMENTAL GROUP INC
filed 1998-07-06
CIK 799097

U.S. Securities and Exchange Commission
                      Washington, DC  20549

                           FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31 , 1998


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

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes             No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                   Class              Outstanding at April 30, 1998
               Common Stock,
              no par value                      6,411,850

Transitional Small Business Disclosure Format:  Yes      No  X

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED BALANCE SHEETS
(unaudited)
                                              MARCH 31,    DEC  31,
                                                1998        1997
Assets
Current Assets:
  [S]                                            [C]          [C]
 Cash and cash equivalents                 $     (220)    $  43,256
 Accounts receivable                                0             0
 Notes receivable                                   0        50,000
 Other current assets                               0            69
    Total current assets                         (220)       93,325

Property and equipment                              0             0
Goodwill                                            0             0
Other assets                                        0             0
                                            $    (220)     $ 93,325
Liabilities
Current Liabilities:
 Accounts payable                           $  102,017     $  75,473
 Accrued expenses                              211,525             0
 Notes payable                                 273,000     1,225,836
 Stock subscriptions                                 0       280,000
 Other liabilities                               8,340        50,279
      Total current liabilities                624,882     1,631,588

Stockholders' Equity (Deficiency)
Preferred stock, Series A, $0.01
 par value, 1,500,000 shares
 authorized and issued, no shares
 outstanding                                         0        15,000
Preferred stock, Series B, $0.01
 par value, 1,500,000 shares
 authorized and issued, no shares
 outstanding                                         0        15,000
Preferred stock, Series C, $0.01
 par value, 2,000,000 shares
 authorized and issued, no shares
 outstanding                                         0        20,000
Preferred stock, Convertible, no
 par value, 1,280,000 shares
 authorized, 1,199,000 issued and
 outstanding                                   953,250              0
Common stock, no par value,
 25,000,000 shares authorized,
 6,279,709 issued and outstanding            3,388,063      2,112,637
Accumulated deficit                         (4,966,415)    (3,700,900)
Total stockholders' equity (deficiency)       (625,102)    (1,538,263)
                                         $        (220)   $    93,325

See notes to condensed consolidated financial statements
                                  1

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

                                                     Three Months Ended
                                                         March 31,
                                                   1998          1997
[S]                                                [C]           [C]
Revenues                                      $          0    $        0

Selling, general and administrative                 29,187       200,721

Net income (loss)                             $    (29,187)   $ (200,721)

Net income (loss) per share
                                              $      (0.00)   $    (0.11)

Weighted Average Number of Common
 Shares Outstanding                               6,357,756     1,857,249





See notes to condensed consolidated financial statements























CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                           Three Months Ended March 31,
                                                1998          1997
Cash flows from operating activities:
Current Assets:
[S]                                             [C]            [C]
Net income (loss)                       $     (29,187)  $   (200,721)
Adjustments to reconcile net income
 (loss) to net cash
 provided (used) by operating activities:
Increase/decrease in accounts payable           3,000         (56,699)
Increase in accrued expenses                   14,389         173,821
Increase in bank over draft                         0          18,843
                                              (11,798)        (64,756)
Cash flows from investing activities:
Investment in affiliate                             0         (90,000)
                                                    0         (90,000)

Cash flows from financing activities:
Proceeds from the sale of preferred stock           0          111,500
Proceeds from the sale of common stock         35,030                0
Repayment of notes payable                    (25,000)               0
                                               10,030          111,500

Net increase (decrease) in cash and cash
  equivalents                                  (1,768)         (43,265)

Cash and cash equivalents:
   Beginning of period                          1,548           43,256
   End of period                         $       (220)     $         0


See notes to condensed consolidated financial statements



                  CITADEL ENVIRONMENTAL GROUP, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)

1.   BASIS OF PRESENTATION

The financial statements included in this Form 10-QSB have been prepared by Citadel Environmental Group, Inc. (the "Company"), without audit, ursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations.
These financial statements should be read in conjunction with the financial statements and related notes included in the Company's December 31, 1997 Form 10-KSB.

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

2.   INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stock by the weighted average number of hares of common stock and common share equivalents outstanding during each period.

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

Citadel expects to assist in the national and international expansion of Alliance by providing capital (generally in the form of loans) and certain management expertise. Citadel had committed to AMR that Citadel would make available either through Citadel and/or other third parties a $1,500,000 working capital line of credit and assist in obtaining an additional $2,000,000 in debt financing for expansion.
To
date, Citadel has loaned AMR $720,000 under the line of credit. In conjunction with the Alliance acquisition of AMR discussed above, Citadel has agreed to cancel this indebtedness and certain other amounts due from AMR in exchange for 1,750,000 shares of Alliance convertible preferred stock.

Liquidity and Capital Resources

The Company's cash and cash equivalents at March 31, 1998 are $
(220) compared to $1,548 at December 31, 1997.   The decrease in
cash and cash equivalents of $1,768 is principally due to cash used by operating activities of $ 11,798, offset by cash provided by financing activities of $10,030.

For the three months ended March 31, 1998 the Citadel incurred an operating loss of $29,187. The cash used by operating activities was $17,389 less, or $11,798 principally due to an increase in accounts payable and accrued expenses of $3,000 and $14,389, respectively, which do not use cash.

The cash provided by financing activities consists principally of $35,031 of proceeds from the conversion of indebtedness and accrued interest to common stock discussed below, offset by a net repayment of notes payable of $25,000.

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

The Alliance private placement resulted in the issuance of approximately 3,000,000 common shares and 3,500,000 convertible
preferred shares.   Citadel's percentage ownership in Alliance after
the completion of the private placement is 18%, or 35% assuming conversion of the preferred and no issuance of the shares in escrow. As this business combination involving AMR was anticipated when Citadel made its initial investment, it was expected from the onset that Citadel's control position in AMR would only be temporary. Accordingly, AMR is reflected on the equity method on the March 31, 1998 balance sheet of Citadel.

Debt Conversion

On March 31, 1998, a holder of convertible indebtedness elected pursuant to the terms of the indebtedness to convert $30,000 in principal and $5,031 in accrued interest into 64,059 shares of common stock.


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















                                          6
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Citadel Environmental Group, Inc.
  (Registrant)

  Date: July 6, 1998By:  Louis F. Coppage
    President
































