Form 10QSB
period 1998-09-30
CITADEL ENVIRONMENTAL GROUP INC
filed 1999-04-14
CIK 799097

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                             FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30 , 1998


 [  ]     TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the transition period from                to

                    Commission File Number:  0-16423

                  CITADEL ENVIRONMENTAL GROUP, INC.
  (Exact name of small business issuer as specified in its charter)


             Colorado                     84-0907969
   (State or Other Jurisdiction of     (I.R.S. Employer
   Incorporation or Organization)     Identification No.)

           621 17th Street
          Denver, Colorado                   80293
(Address of Principal Executive Offices)  (Zip Code)

                           (303) 297-9656
         (Registrant's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required
o file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes  X          No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class              Outstanding at October 1, 1998
         Common Stock,
         no par value                      7,122,338

Transitional Small Business Disclosure Format:  Yes      No  X

                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)
                                                       SEPT 30,    DEC  31,
                                                         1998        1997
ASSETS
Current Assets:
 Cash and cash equivalents                           $   1,356    $  1,548
 Deferred expense                                      215,552           0
                                                       -------       -----
                                                     $ 216,908    $  1,548
                                                       =======       =====

LIABILITIES
Current Liabilities:
 Accounts payable                                    $  94,154    $102,017
 Accrued expenses                                      251,225     197,136
 Notes payable                                         252,000     328,000
 Other liabilities                                       1,758       5,340
                                                       -------     -------
      Total current liabilities                        599,137     632,494


STOCKHOLDERS' DEFICIENCY
Preferred stock, Series A, $0.01 par value, 1,500,000
  shares authorized and issued, no shares outstanding         0           0
Preferred stock, Series B, $0.01 par value, 1,500,000
  shares authorized and issued, no shares outstanding         0           0
Preferred stock, Series C, $0.01 par value, 2,000,000
  shares authorized and issued, no shares outstanding         0           0
Preferred stock, Convertible, no par value, 1,280,000
 shares authorized, 1,199,000 issued and outstanding    953,250     953,250
Common stock, no par value, 25,000,000 shares
 authorized, 7,122,338 issued and outstanding         3,891,848   3,353,032
Accumulated deficit                                  (5,227,327) (4,937,228)
                                                      ----------  ----------
      Total stockholders' deficiency                   (382,229)   (630,946)
                                                      ----------  ----------
                                                   $    216,908 $     1,548
                                                      ==========  ==========

See notes to condensed consolidated financial statements

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                       SEPTEMBER 30,          SEPTEMBER 30,
                                      1998      1997         1998      1997

Revenues                         $        0  $ 490,201  $       0  $  781,055

Selling, general and administrative 128,448  1,089,011    265,162   2,004,477

Net loss                         $ (128,448)$ (598,810) $(265,162)$(1,223,422)

Net loss per share                   $(0.02)    $(0.10)    $(0.04)    $ (0.26)

Weighted Average Number of Common
 Shares Outstanding               7,076,560   6,279,709  6,663,472   4,726,901



See notes to condensed consolidated financial statements

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                          1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Current Assets:
Net loss                                            $  (265,162)   $ (1,223,422)
Adjustments to reconcile net loss to net cash
 used by operating activities:
Depreciation                                                  0          45,198
Amortization                                             43,110          11,682
Decrease in accounts receivable                               0         110,123
Increase in current assets                                    0         (10,372)
Increase (decrease) in accounts payable                  (7,862)        279,739
Increase in accrued expenses                             54,089         435,449
Increase in minority interest                                 0           1,000
Decrease in other liabilities                            (3,583)              0
                                                       (179,408)       (350,603)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                            0         (97,288)
Cash effect of consolidation of subsidiary                    0         (92,680)
                                                              0        (189,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of preferred stock                     0         673,250
Proceeds from the sale of common stock                  210,216               0
Increase in short-term debt                                   0         292,000
Increase in long-term debt                                    0          30,000
Repayment of notes payable                              (31,000)       (319,334)
                                                        179,216         675,916

Net increase (decrease) in cash and cash equivalents       (192)        135,345

CASH AND CASH EQUIVALENTS:
   Beginning of year                                      1,548          43,256
   End of year                                        $   1,356       $ 178,601


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

4.    NOTES PAYABLE

During the nine months ending June 30, 1998 the Company repaid short-term indebtedness of $31,000 and converted $95,000 in short-term indebtedness to common stock, pursuant to the debtors election to convert such indebtedness. The Company also incurred additional short-term indebtedness aggregating $50,000, $25,000 of which was converted into common stock as discussed above. The new indebtedness bears interest at 10% and is due on demand.

5.    COMMON STOCK

Pursuant to the conversion of $30,000 in debt and $5,031 in accrued interest, 64,059 shares of common stock were issued effective March 17, 1998.

Pursuant to the conversion of $25,000 in debt and $185 in accrued interest, 34,722 shares of common stock were issued effective June 16, 1998.

Pursuant to the conversion of $40,000 in debt and $25,823 in accrued penalties and interest, 82,500 shares of common stock were issued effective July 16, 1998.


6.    STOCK DIVIDEND

On June 22, 1998 the Citadel Environmental Group, Inc. (the "Company") authorized a stock dividend in kind to all Citadel common shareholders of recorders of July 17, 1998. On September 25, 1998 the Board of Directors of the Company voted to rescind the stock dividend.

7.    CONSULTING AGREEMENT
On July 1, 1998 the Company entered into a consulting agreement with Estate Management Services ("EMS") for business development services. The agreement expires December 31,2000 and was paid as follows:

        Citadel Environmental Group Common Stock             323,328  shares
        Alliance Medical Corporation Common Stock              27,250 shares

Based on a fair market value of $0.80 and $0 for the Citadel and Alliance shares , respectively, the Company recognized $ 258,662 in compensation expense as a result of this agreement, $ 215,552 of which has been deferred as of September 30, 1998 and will be amortized over the remaining period of the contract.

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

On March 6, 1998, the Company acquired a 64.45% interest in Applied Medical Recovery, Inc. ("AMR"), an Arizona corporation, engaged in reprocessing and recycling of non-critical medical instruments and devices in exchange for 1,633,608 shares of common stock. In February 1998 Citadel tendered its investment in AMR to Alliance Medical Corporation ("Alliance"). Alliance was established for the sole purpose of acquiring controlling interest of both AMR and a direct competitor, Orris, Inc.

PLAN OF OPERATIONS

The Company intends to assist Alliance's expansion of its medical reprocessing and recovery activities on a national and international basis and explore possible new investments.

Citadel expects to assist in the national and international expansion of Alliance by providing capital (generally in the form of loans) and certain management expertise. Citadel had committed to AMR that Citadel would make available either through Citadel and/or other third parties a $1,500,000 working capital line of credit and assist in obtaining an additional $2,000,000 in debt financing for expansion. To date, Citadel has loaned AMR $720,000 under the line of credit and has assisted AMR and/or its successors in obtaining approximately $1,200,000 in additional capital.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at September 30, 1998 are $ 1,356
compared to $1,548 at December 31, 1997.   The decrease in cash and cash
equivalents of $ 192 is principally due to cash used by operating activities of $179,408, offset by cash provided by financing activities of $179,216.

For the nine months ended September 30, 1998 Citadel incurred an operating loss of $ 265,162. The cash used by operating activities was $112,970 less, or $ 179,408 principally due to $ 43,110 of amortization expense related to the amortization of deferred expense related to the Estate Management Services consulting agreement described below and an increase in accrued expenses of $ 54,089, which do not use cash, and a $ 7,862 decrease in accounts payable.

The cash provided by financing activities consists principally of $ 210,216 of proceeds from the sale of common stock, offset by a net decrease in notes payable of $ 31,000.

                                    6
 SALE OF AMR SHARES TO ALLIANCE MEDICAL CORPORATION.

In March 1998 Citadel sold its investment in AMR to Alliance Medical Corporation ("Alliance"). Alliance was established for the sole purpose of acquiring controlling interest of both AMR and a direct competitor, Orris, Inc.
Citadel received approximately 600,000 shares of Alliance common stock in exchange for its equity interest in AMR. Alliance acquired 100% of the outstanding stock of AMR and Orris.

Citadel's percentage ownership in Alliance after the completion of the private placement was approximately 30%. As this business combination involving AMR was anticipated when Citadel made its initial investment, it was expected from the onset that Citadel's control position in AMR would only be temporary. Accordingly, AMR has been reflected on the equity method on the balance sheet of Citadel.

Due to uncertainty regarding the value of the company's investment in AMR and its successor Alliance, as well as uncertainty regarding the ability of Alliance to repay the assumed AMR indebtedness, Citadel has fully reserved the following assets and allocated no value to the issuance of the 1,633,608 shares of common stock issued to acquire AMR which were trading at approximately $1.25 per share at the time of the exchange for an implied valuation of $2,042,010:

        Management fees due from AMR         $    60,000
        Interest receivable from AMR              97,000
        Note receivable - AMR                    715,000
        AMR investment                         2,042,010
                                               ---------
            Total reserve                    $ 2,914,010
                                               =========

DEBT CONVERSION

On March 31, 1998, a holder of convertible indebtedness elected pursuant to the terms of the indebtedness to convert $30,000 in principal and $5,031 in accrued interest into 64,059 shares of common stock.

On June 16, 1998, a holder of convertible indebtedness elected pursuant to the terms of the indebtedness to convert $25,000 in principal and $185 in accrued interest into 34,772 shares of common stock.

On July 16, 1998, a holder of indebtedness elected to utilize the $40,000 in debt and $25,823 in accrued penalties and interest to exercise a warrant to acquire 82,500 shares of common stock.

CONSULTING AGREEMENT

On July 1, 1998 entered into a consulting agreement with Estate Management Services ("EMS") for business development services. The agreement expires December 31, 2000 and was paid as follows:

        Citadel Environmental Group Common Stock              323,328  shares
        Alliance Medical Corporation Common Stock              27,250 shares

Based on a fair market value of $0.80 and $0 for the Citadel and Alliance shares, respectively, the Company recognized $ 258,662 in compensation expense as a result of this agreement, $ 215,552 of which has been deferred as of September 30, 1998 and will be amortized over the remaining period of the contract.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued FAS No.131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. This Statement will be adopted by the Company in 1998 year-end financial statements and will not impact the Company's results of operations or financial position.

In March 1998, the American Institute of Certified Public Accountant (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of
Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The Statement outlines the accounting treatment for certain costs related to the development or purchase of software to be used internally and requires that costs incurred during the preliminary project and post-implementation-operations stages be expensed, and that costs incurred during the application development stage be capitalized and amortized over the estimated useful life of the software. Costs incurred prior to the initial application of this Statement cannot be adjusted to the amounts that would have been capitalized had the Statement been in effect when those costs were incurred. Adoption of this Statement is not expected to have a material impact on the Company's results of operations or financial position.

In April 1998, the AICPA also issued SOP 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5, which is effective for fiscal year beginning after December 15, 1998, requires that all costs of start- up activities, including organization costs, be expensed as incurred. The impact of adoption of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. Adoption of this Statement is not expected to have a material impact on the Company's results of operations or financial position.

In June 1998, the FASB issued FAS No.133, "Accounting for Derivative instruments and Hedging Activities" which requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings to the extent the derivatives are not effective as hedges. This Statement is effective for fiscal years beginning after June 15, 1999, and is effective for interim periods in the initial year of adoption. Adoption of this Statement is not expected to have a material impact on the Company's results of operations or financial position.

Forward-Looking Statements

This management's discussion and analysis of results of operations and financial condition contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of Coachman Incorporated and involve risks and uncertainties that could cause actual future events and results of operations to be materially different from those in the forward-looking statements. Important factors that could cause such differences include, among others, greater than expected expenses associated with the Company's personnel needs or activities, the competitive pricing environment applicable to the Company's operations, changes in customers' business environments or changes in government regulations.

YEAR 2000

Like many other companies, the Year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, the Company's operations could be adversely impacted as a result of system failures and business process interruption.




                       PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings - Not Applicable

ITEM 2. Changes in Securities - Not Applicable

ITEM 3. Defaults Upon Senior Securities - Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders - Not Applicable

ITEM 5. Other Information - Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K.

       a)                                  Exhibits:
        None

       b)  Reports on Form 8-K were filed as follows:
         Filed September 25, 1998 regarding recission of stock dividend



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Citadel Environmental Group, Inc.
          (Registrant)

Date: April 13, 1999      By:   Louis F. Coppage
                                ----------------
                                  President