Form 10KSB
period 1998-12-31
CITADEL ENVIRONMENTAL GROUP INC
filed 1999-07-13
CIK 799097

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                             FORM 10-KSB
      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended    December 31, 1998

                                  OR

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from              to

                    Commission file number 0-16423

                    CITADEL ENVIRONMENTAL GROUP, INC.
             (Name of Small Business Issuer in Its Charter)

             Colorado                       84-0907969
  (State or Other Jurisdiction of        (I.R.S. Employer
  Incorporation or Organization)       Identification  No.)

    621 17th Street, Suite 1730
         Denver, Colorado                      80293
(Address of Principal Executive Offices)    (Zip Code)

              Issuer's Telephone Number:  (303)297-9656

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

     The aggregate market value of the voting stock held by non-affiliates, based upon the average bid and asked prices of the Common Stock on April 30, 1999 was $ 1,070,791. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the issuer's Common Stock, as of April 30, 1999 was 7,470,650.

                   DOCUMENTS INCORPORATED BY REFERENCE

                                  NONE

                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                      GENERAL DEVELOPMENT OF BUSINESS

Citadel Asset Management, Ltd. was registered as an investment adviser under the Investment Advisers Act of 1940 upon its incorporation in Colorado in July 1983 and,until September 1992, was primarily engaged in the business of rendering investment advisory and management services. The Company was inactive from fiscal 1993 through fiscal 1995. The name was changed to Citadel Environmental Group, Inc. (The "Company", or "Citadel") in August 1996.

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

On March 26, 1997, the Company acquired a 64% interest in Applied Medical Recovery, Inc. ("AMR"), an Arizona corporation, engaged in reprocessing and recycling of non-critical medical instruments and devices in exchange for 1,633,608 shares of common stock. In March 1998 Citadel tendered its investment in AMR to Alliance Medical Corporation ("Alliance"). Alliance was established for the sole purposes of acquiring controlling interest of both AMR and a direct competitor, Orris, Inc.

The Company's executive offices are located at 621 17th Street, Suite 1730, Denver, Colorado 80293 and its telephone number is (303) 297-9656.

                          DESCRIPTION OF BUSINESS

The Company acquired a 64% interest in Applied Medical Recovery, Inc. ("AMR"), an Arizona corporation, engaged in reprocessing and recycling of non-critical medical instruments and devices on March 26, 1997. At the time of the acquisition, it was anticipated that a subsequent business combination involving AMR would occur in preparation for an anticipated initial public offering.

In February 1998 Citadel tendered its investment in AMR to Alliance Medical Corporation ("Alliance"). Alliance was established for the sole purpose of acquiring controlling interest of both AMR and a direct competitor, Orris, Inc. Concurrent with Citadel, the majority shareholders' of Orris agreed to tender their shares to Alliance. Citadel received 621,025 shares of Alliance common stock in exchange for its equity interest in AMR, representing an ownership interest of approximately 30%. As this business combination involving AMR was anticipated when Citadel made its initial investment, it was expected from the onset that Citadel's control position in AMR would only be temporary. Accordingly, the Company's investment in AMR was accounted for under the equity method on the December 31, 1997 balance sheet of Citadel.

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

The reprocessing system protocol includes performing the following general functions:

     1)   Initial cleaning - both ultrasonic and manual;
     2)   Log-in inspection - tracking each instrument for individual history;
     3)   Sharpening and honing (if necessary);
     4)   Quality control microscopic inspection;
     5) Final cleaning - instrument is dried and lubricated (if necessary) and prepared for packaging;
     6)   Quality control inspection;
     7)   Packaging and sterilization;
     8)   Quality control inspection;
     9)   Sterilization of instrument is validated by independent laboratory;
          and
    10)   Instrument shipped back to healthcare facility client for reuse.

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

EMPLOYEES

As of December 31, 1998, Citadel employs two persons full time, all of which are in executive positions.

ITEM 2.       DESCRIPTION OF PROPERTY

Citadel's executive and administrative offices are located in Denver, Colorado. The Company leases this office on a month-to-month basis, with a monthly rental of approximately $3,000. These facilities are believed to be adequate for current operations.



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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

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

The following table reflects the high and low bid prices of the Company's Common Stock as reported by the OTC Bulletin Board . Such prices are inter-dealer quotations without retail mark-ups, mark- downs or commissions, and may not represent actual transactions.

        Fiscal
         Year         Quarter          High           Low
          1998       03/31/98           1 1/4          1 1/8
          1998       06/30/98           1 1/8          3 1/32
          1998       09/30/98           1 1/8            3/16
          1998       12/31/98             3/8            3/16

          1997       03/31/97             5/8          1 5/8
          1997       06/30/97           1 1/16         1 9/16
          1997       09/30/97           1 1/16         1 7/32
          1997       12/31/97            15/16         1 3/8




As of June 30, 1999, there were approximately 115 holders of record of the Company's common stock.

The Company has no formal policy concerning the declaration of dividends and has not issued any common stock dividends to date. The payment of dividends is within the discretion of the Board of Directors. The payment of any future dividends will be contingent upon future earnings, if any, its financial condition and capital requirements, general business conditions and other factors.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS

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

On March 26, 1997, the Company acquired a 64.45% interest in Applied Medical Recovery, Inc. ("AMR"), an Arizona corporation, engaged in reprocessing and recycling of non-critical medical instruments and devices in exchange for 1,633,608 shares of common stock. In March 1998 Citadel tendered its investment in AMR to Alliance Medical Corporation ("Alliance"). Alliance was established for the sole purpose of acquiring controlling interest of both AMR and a direct competitor, Orris, Inc.


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



LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at December 31, 1998 are $0 compared
to $1,548 at December 31, 1997.   The decrease in cash and cash equivalents of
$1,548 is principally due to proceeds of $ 255,216 from the issuance of equity for cash and conversion of indebtedness, debt proceeds of $53,498 offset by repayment and conversion of $ 31,561 and $ 95,000 in indebtedness, respectively, less the cash requirements of operations for the period of $ 183,701.

The operating loss for the period of $ 391,328 was reduced by certain expenditures not utilizing, including $86,221 in amortized deferred consulting expense, and an increase in accounts payable and other liabilities of $ 121,406.

SALE OF AMR SHARES TO ALLIANCE MEDICAL CORPORATION.

     In February 1998 Citadel sold its investment in AMR to Alliance Medical Corporation ("Alliance"). Alliance was established for the sole purpose of acquiring controlling interest of both AMR and a direct competitor, Orris, Inc. Concurrent with Citadel, the majority shareholders of Orris agreed to
tender their shares and certain other assets to Alliance.   Citadel received
621,025 shares of Alliance common stock in exchange for its equity interest in AMR.

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

PROVISION FOR UNCOLLECTIBLES FROM AFFILIATE

     Due to uncertainty regarding the value of the company's investment in AMR and its successor Alliance, as well as uncertainty regarding the ability of Alliance to repay the assumed AMR, the Company has fully reserved the following assets and has allocated no value to the issuance of the 1,633,608 shares of common stock issued to acquire AMR which were trading at approximately $1.25 per share at the time of the exchange for an implied valuation of $2,042,010:

                                      December 31,
                                    1998         1997
Management fees due from AMR $      60,000 $    45,000
Interest receivable from AMR       145,627      43,327
Note receivable - AMR              720,575     720,000
AMR/Alliance investment          1,952,358   2,042,010
                              $  2,878,560 $ 2,914,010

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

CONSULTING AGREEMENT

On July 1, 1998 entered into a consulting agreement with Estate Management Services ("EMS") for business development services. The agreement expires December 31, 2001 and was paid as follows:

        Citadel Environmental Group Common Stock              323,328 shares
        Alliance Medical Corporation Common Stock              27,250 shares

Based on a fair market value of $0.80 and $0 for the Citadel and Alliance shares, respectively, the Company recognized $ 258,662 in compensation expense as a result of this agreement, $ 198,308 of which has been deferred as of December 31, 1998 and will be amortized over the remaining period of the contract.

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

ACQUISITION OF APPLIED MEDICAL RECOVERY, INC.
On March 26, 1997, the Company acquired a 64.45% interest in Applied Medical Recovery, Inc. ("AMR"), an Arizona corporation, engaged in reprocessing and recycling of non-critical medical instruments and devices in exchange for 1,633,608 shares of common stock. See "Investment in Alliance Medical Corporation ("Alliance")."

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

Discontinued operations for the years ended December 31, 1997 includes the following:

Debt (assumed) retired                  $  81,836
Gain on Sale                                9,251
                                        $  91,087

SUBSEQUENT EVENT - SETTLEMENT OF CONVERTIBLE NOTE PAYABLE IN
DEFAULT
In January 1999 the Company settled a convertible note payable in default. The note payable and accrued interest of $162,082 as of December 31, 1998 were settled for the issuance of 145,000 shares of Alliance. The Company's investment in Alliance is fully reserved and accordingly, the shares issued in this transaction were valued at $0, for total consideration of $0 and a gain on settlement of debt of $ 162,082. The settlement is contingent upon Alliance receiving no less than $2,000,000 pursuant to a private placement. In the event that this private placement does not occur on or before September 1, 1999, the convertible note will be reinstated in the amount of $180,000 and the convertible noteholder will retain the Alliance shares received.

SUBSEQUENT EVENT - SETTLEMENT OF NOTE PAYABLE IN DEFAULT
In March 1999 the Company settled a note payable in default. The note payable and accrued interest of $62,291 as of December 31, 1998 were settled for a cash payment of $35,000 and the issuance of 300,000 shares of Citadel and valued at $ 15,000, for total consideration of $ 50,000 and a gain on settlement of debt of $ 12,291. In conjunction with this settlement, the President and CEO of Citadel loaned the Company the $35,000 necessary for the payment of the settlement pursuant to a 10% promissory note with interest and principal due March 1, 2001. The promissory note is secured by 17,500 shares of Alliance and provides an option to purchase the shares comprising the collateral at a price of $2.00 per share for a period of up to one year following the repayment of the note.

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

In March 1998, the American Institute of Certified Public Accountant (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The Statement outlines the accounting treatment for certain costs related to the development or purchase of software to be used internally and requires that costs incurred during the preliminary project and post-implementation-operation stages be expensed, and that costs incurred during the application development stage be capitalized and amortized over the estimated useful life of the software. Costs incurred prior to initial application of the Statement cannot be adjusted to the amounts that would have been capitalized had the Statement been in effect when those costs were incurred. Adoption of this Statement is not expected to have a material impact on the Company's results of operations or financial position.

In April 1998, the AICPA also issued SOP 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5, which is effective for fiscal year beginning after December 15, 1998, requires that all costs of start-up activities, including organization costs, be expensed as incurred. The impact of adoption of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. Adoption of this Statement is not expected to have a material impact on the Company's results of operations or financial position.

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

FORWARD-LOOKING STATEMENTS

This management's discussion and analysis of results of operations and financial condition contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of Citadel Environmental Group and involve risks and uncertainties that could cause actual future events and results of operations to be materially different from those in the forward-looking statements. Important factors that could cause such differences include, among others, greater than expected expenses associated with the Company's personnel needs or activities, the competitive pricing environment applicable to the Company's operations, changes in customers' business environments or changes in government regulations.

YEAR 2000

Like many other companies, the Year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, the Company's operations could be adversely impacted as a result of system failures and business process interruption.

ITEM 7.   FINANCIAL STATEMENTS

The Consolidated Financial Statements of the Company are attached as follows:

Index to Financial Statements                                          F-1
Citadel Environmental Group, Inc. Financial Statements as of and
     for the year ended December 31, 1998 and 1997                F-3 to F-17


ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

           ACCOUNTING AND  FINANCIAL  DISCLOSURE

None

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

Information with respect to the executive officers and directors of the Company is set forth below:

                                   Company Positions
       Name                 Age      and Offices
     Robert R. Barber        57    Chairman of the Board

     Louis F. Coppage        61    President, Chief Financial Officer and
                                   Director

     Georgette  W. Pagano    41    Corporate Secretary


Business experience of Directors and Executive Officers of Citadel.

ROBERT R. BARBER. Mr. Barber was elected to the Board of Directors of Citadel in August 1996 and was elected Chairman of the Board in January 1997. Mr. Barber has for more than the past five years been Chairman of the Board and the Chief Executive Officer of North American Recycling Systems, Inc. Prior to forming North American Recycling Systems, he was the President and Chief Executive Officer of North American Recycling Corporation since its inception in 1974 which has been involved in medical waste treatment among other businesses. He is a past Vice Chairman of the National Solid Waste Recyclers Council and is a member of the Steering Committee for the New York Solid Waste Industries Association. Mr. Barber is also a member of the National Solid Waste Management Association. Mr. Barber obtained a BA degree in Liberal Arts from Siena College in 1970.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following officers, directors and/or 10 percent shareholders of the Company have filed late reports of Forms 3, 4 or 5 with respect to the number of transactions indicated or have failed to file a required Form 3, 4 or 5 for the period of January 1, 1998 to December 31, 1998 as indicated in the following table:


                         Number of     Number of    Failure to
                         Late Reports  Transactions File a Report
Name
No late reports          0             0            0


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the total remuneration of the Chief Executive Officer and the four most highly compensated executives whose salary and bonus for the year ended December 31, 1998 exceeded $100,000.

                                   None

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
as a Group (2)
________________________

(1)  Director.
  * under 1%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 22, 1997, the Company sold its equity interest in Tonopah Resources International, Inc. to the Chairman of the Board of Citadel for $9,250 in cash.


In March 1999 the Company settled a note payable in default. The note payable and accrued interest of $62,291 as of December 31, 1998 were settled for a cash payment of $35,000 and the issuance of 300,000 shares of Citadel and valued at $ 15,000, for total consideration of $ 50,000 and a gain on settlement of debt of $ 12,291. In conjunction with this settlement, the President and CEO of Citadel loaned the Company the $35,000 necessary for the payment of the settlement pursuant to a 10% promissory note with interest and principal due March 1, 2001. The promissory note is secured by 17,500 shares of Alliance and provides an option to purchase the shares comprising the collateral at a price of $2.00 per share for a period of up to one year following the repayment of the note.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Citadel Environmental Group, Inc.
         (Registrant)

Date: July 12,1999       By:      Louis F Coppage
                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  Signature                           Title                   Date

                              President, Chief Financial
Louis F. Coppage                Officer and Director         7/12/99



Robert R. Barber                Chairman of the Board        7/12/99

                     CITADEL ENVIRONMENTAL GROUP, INC.
                       INDEX TO FINANCIAL STATEMENTS


                                                           PAGE
CITADEL ENVIRONMENTAL GROUP, INC. AS OF AND FOR THE YEARS
ENDED
            DECEMBER 31, 1998 AND 1997:

     Report of Independent Accountants                      F-3
     Balance Sheets                                        F-4/5
     Statements of Operations                               F-6
     Statements of Cash Flows                               F-7
     Statements of Changes in Stockholders' Deficit         F-8
     Notes to Financial Statements                          F-9

                            FINANCIAL STATEMENTS
                     CITADEL ENVIRONMENTAL GROUP, INC.
          AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

Skeehan & Company
180 S. Lake Avenue, 7th Floor
Pasadena, CA 91101
(626) 792-3842


INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of Citadel Environmental Group, Inc.
(Formerly Citadel Asset Management, Ltd.)
Thousand Oaks, California

We have audited the accompanying balance sheets of Citadel Environmental Group, Inc. (formerly Citadel Asset Management, Ltd.), as of December 31, 1998 and 1997 and the related statements of operations, cash flows, and changes in stockholders' deficit for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Citadel Environmental Group, Inc. (formerly Citadel Asset Management, Ltd.) as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principals.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, Going Concern, to the financial statements, the Company has not had significant operating revenues in several years and as of December 31, 1998 does not own any assets that would generate any significant operating revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note
2, Going Concern, and Note 11, Subsequent Events. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SKEEHAN & COMPANY
Pasadena, California
June 15, 1999

CITADEL ENVIRONMENTAL GROUP, INC.
(Formerly Citadel Asset Management, Ltd.)

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

ASSETS
                                            1998           1997
Current Assets
     Cash                                 $      9    $    1,548
     Prepaid expense                       198,308             0

     Total Current Assets                   198,317        1,548

     Investments                                  0            0

Other Assets
     Note receivable-affiliated             720,575      720,000
     Management fees receivable-affiliate    60,000       45,000
     Accrued interest receivable-affiliate  145,627       43,327
                                            926,202      808,327
     Less: Provision for uncollectibles    (926,202)    (808,327)

     Total Other Assets                           0            0

     Total Assets                       $   198,317     $  1,548



CITADEL ENVIRONMENTAL GROUP, INC.
(Formerly Citadel Asset Management, Ltd.)

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

LIABILITIES AND STOCKHOLDERS' DEFICIT


                                           1998              1997
Current Liabilities
     Accounts payable                 $   151,883        $   102,018
     Payroll taxes payable                  1,826              4,540
     Notes payable                         74,938            118,000
     Accrued expenses                     291,378            197,136
     Franchise tax payable                  1,600                800
     Convertible debentures               180,000            210,000

          Total Current Liabilities       701,625            632,494

          Total Liabilities               701,625            632,494

Stockholders' Deficit

Preferred stock- convertible, no par
value, authorized 1,199,000 shares,
issued and outstanding: 917,500 shares
 in 1998 and 997,500 shares in 1997       873,250            953,250

Preferred stock-series A, .01 par value,
 authorized 1,500,000 shares, issued and
 outstanding: 0 sharesin 1998 and 1997          0                  0

Preferred stock-series B, .01 par value,
 authorized 1,500,000 shares, issued and
 outstanding: 0 shares   in 1998 and 1997       0                  0

Preferred stock-series C, .01 par value,
 authorized 2,000,000 shares, issued and
 outstanding: 0 shares in 1998 and 1997         0                  0

Common stock, no par value, authorized
25,000,000 shares, issued and outstanding:
 7,170,650 in 1998 and 6,367,791 shares
 in 1997                                 3,994,660         3,353,032

Accumulated deficit                     (5,371,218)       (4,937,228)

     Total Stockholders' Deficit          (503,308)         (630,946)

Total Liabilities and Stockholders'
 Deficit                                 $ 198,317       $     1,548

See Accompanying Independent Auditors' Report

CITADEL ENVIRONMENTAL GROUP, INC.
(Formerly Citadel Asset Management, Ltd.)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                               1998               1997
Revenues:
     Management fees-affiliate          $    15,000             $ 45,000
     Interest income-affiliate              107,875               43,259
Total Revenue                               122,875               88,259

Operating Expenses:
     General and administrative expenses    362,406              545,406
          Total Operating Expenses          362,406              545,406

          Net Loss From Operations         (239,531)            (457,147)

Other Income (Expenses):
Interest expense                            (28,034)             (25,589)
Provision for uncollectibles from affiliate(117,875)            (813,874)
          Total Other Income Expenses      (145,909)            (839,463)

Net Loss Before Discontinued Operations    (385,440)          (1,296,610)

Income From Discontinued Operations               0               86,020

Net Loss Before Provision For Income Taxes (385,440)          (1,210,590)

          Provision For Income Taxes           (800)                (800)

          Net Loss                   $     (386,240)          (1,211,390)


Net Loss Per Weighted-Average Share of Common
     Stock Outstanding:
          From continuing operations    $    (0.06)    $         (0.25)
          From discontinued operations        0.00                0.02
          Total Loss Per Share           $   (0.06)    $         (0.23)

Weighted-Average Number of Common Shares
Outstanding Used in Basic EPS Calculation  6,785,326           5,189,492

See Accompanying Independent Auditors' Report

CITADEL ENVIRONMENTAL GROUP, INC.
(Formerly Citadel Asset Management, Ltd.)

STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1998 AND 1997

                                               1998                1997
Operating Activities:
Net loss                                 $   (386,240) $         (1,211,390)
Adjustments to Reconcile Net Loss to
     Net Cash Used in Operating Activities:
     (Increase) Decrease in:
     Receivable from affiliate                       0              (88,258)
     Increase (Decrease) in:
     Accounts payable                           49,866               26,544
     Franchise taxes payable                       800                  800
     Accrued expenses                          140,610              151,398
Net Cash Used in Operating Activities         (194,964)          (1,120,906)

Investing Activities:
     Loan advance to affiliate                    (575)            (670,000)
     Payment received in affiliate note          5,000                    0
Net Cash Provided By Investing Activities        4,425             (670,000)

Financing Activities:
     Proceeds from convertible debentures       25,000              240,000
     Proceeds from exercises of warrants       159,000                    0
     Proceeds from stock sales common                0              280,000
     Proceeds from stock sales preferred             0              673,250
     Proceeds from loans                         5,000              555,948
Net Cash Provided By Financing Activities      189,000            1,749,198

     Net Increase/Decrease in Cash              (1,539)             (41,708)

     Beginning Cash                              1,548               43,256

     Ending Cash                                $    9           $    1,548


See Accompanying Independent Auditors' Report

CITADEL ENVIROMENTAL GROUP, INC.
(Formerly Citadel Asset Management, Ltd.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                             Common Stock       Preferred Stock   Accumulated  Stockholders'
                           Shares    Amount    Shares     Amount   (Deficit)    (Deficit)
Balance December31, 1996  1,784,644 $2,112,637 2,000,000 $ 50,000 $  (3,700,900) (1,538,263)
Common shares sold and
 issued                     186,667    280,000                                      280,000
Preferred shares sold and
issued                                           717,500  673,250                   673,250
Conversion of common to
 preferred                 (186,667)  (280,000)  280,000  280,000                         0
Shares issued to
 acquire AMR              1,633,608          0                                            0
Conversion of preferred
 and debt                 2,840,000  1,150,000 (2,000,000)(50,000)                1,100,000
Conversion of debt
 and interest                84,601     65,457                                       65,457
Preferred dividend-
 common stock                24,938     24,938                         (24,938)           0
Net loss - 1997                                                     (1,211,390)  (1,211,390)

Balance December 31,
 1997                     6,367,791  3,353,032    997,500  953,250  (4,937,228)    (630,946)

Common stock issued
 for consulting fee         323,328    258,662                                      258,662
Common shares issued
 on warrant sales           202,222    154,185                                      154,185

Common stock issued-
 acquisition AMR              3,000

Conversion of debt and
 interest to stock          146,559    101,031                                      101,031
Conversion of preferred
 stock to common             80,000     80,000    (80,000)(80,000)

Preferred dividend-
common stock                 47,750     47,750                        (47,750)
Net loss - 1998                                                      (386,240)      (386,240)

Balance December 31,
 1998                     7,170,650  3,994,660    917,500 873,250  (5,371,218)      (503,308)

See Accompanying Independent Auditors' Report

CITADEL ENVIRONMENTAL GROUP, INC.
(Formerly Citadel Asset Management, Ltd.)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1998 and 1997


   NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Company Organization
Citadel Environmental Group, Inc. (formerly Citadel Asset Management, Ltd.) (the "Company") was organized on July 1, 1983. The Company was inactive during 1993, 1994, and 1995. On August 12, 1996 the Company changed its name, recommenced operations and changed its purpose to that of an investment company, which acquires controlling and non-controlling interest in operating companies.
The Company will provide operating capital, management advisory services, and assistance in market development for emerging growth companies in which it invests.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

See Accompanying Independent Auditors' Report

CITADEL ENVIRONMENTAL GROUP, INC.
(Formerly Citadel Asset Management, Ltd.)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


  NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

     Concentration Risk
The Company currently only receives income from its affiliate AMR, therefore this concentration gives added risk to the potential lack of future revenues.

Year 2000
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Currently the Company's operations do not require the company to utilize an accounting software package to track and record the Company's transactions. Based on recent assessments, the Company determined that it will be able to continue processing the Company's transactions manually, at least until such time as the Company's operations require significant modifications or changes in its software and hardware requirements. Accordingly, the Company does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's ability to track or record current or future transactions.

Should the Company require an accounting software and hardware system, the Company would acquire and utilize only Year 2000 compliant products. But currently the company does not expect to incur any costs within the next 12 months.

Operating Leases
The Company during the years 1998 and 1997 leased office facilities in Thousand Oaks, California through June 1998 on a month to month basis. Subsequent to that the company has operated out of the corporate secretary home office without any rental obligations. Starting in April 1999 the corporate offices have been moved to Denver, Colorado. The Company shares office space with the president of the company on a month to month rental agreement of $1,600 per month.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results may differ from those estimates.

          Compensating Absences
The Company has not recorded a liability for employees' compensation for future absences because the amount cannot be reasonably estimated. The Company's policy is to recognize the costs of compensated absences when actually paid to employees.

See Accompanying Independent Auditors' Report

CITADEL ENVIRONMENTAL GROUP, INC.
(Formerly Citadel Asset Management, Ltd.)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


  NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

Provision for Uncollectibles
Due to uncertainty regarding the Company's receivables from AMR, the Company has classified the receivables as impaired and has fully reserved the following assets. The amounts due from AMR and its parent Alliance are as follows:

                                       December 31,
                                    1998        1997
Note Receivable               $   720,575  $  720,000
Management Fee                     60,000      45,000
Accrued Interest                  145,627      43,327
                              $   926,202  $   808,327

     Financial Instruments
     The Company has elected to value its notes and other receivables due from AMR and its investment in common shares of Alliance at zero, based on management's estimate of the fair market value and estimated collectability. See Notes 4 and 5 for valuation details on the receivables and investment.

     Earnings Per Share
     Earnings per share were computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the year.

     The Company has not disclosed fully diluted earnings per share information in these financial statements due to the fact the reserved 2,562,500 shares of common stock for convertible preferred stock and outstanding warrants and 15,000 shares of common stock for convertible bonds would be antidilutive.

  NOTE 2  GOING CONCERN

The Company's continued existence is in doubt. The Company has not had any significant operating revenues in several years and as of December 31, 1998 the Company does not own any liquid assets that would generate any operating revenues.

Management believes that the reduction of debt initiated prior to and subsequent to December 31, 1998, along with the disposition of their primary asset, Alliance, will assist their financial deficiencies and provide the necessary financing to acquire the assets needed to generate the sufficient operating revenues and recover from continued operating losses

          In the event the Company is unable to correct the current financial situation, it may be forced to discontinue operations. Currently there is a shortage of assets, for creditors or shareholders to recover, resulting in losses for the Company's creditors and shareholders.

See Accompanying Independent Auditors' Report

CITADEL ENVIRONMENTAL GROUP, INC.
(Formerly Citadel Asset Management, Ltd.)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


  NOTE 3  PREPAID EXPENSE

On July 1, 1998 entered into a consulting agreement with Estate Management Services ("EMS") for business development services. The agreement expires December 31, 2000 and was paid as follows:

          Citadel Environmental Group Common Stock      323,328 shares
          Alliance Medical Corporation Common Stock      27,250 shares

Based on a fair market value of $0.80 and $0 for the Citadel and Alliance shares, respectively, the Company recognized $258,662 in consulting expense as a result of this agreement, $198,308 of which has been deferred as of December 31, 1998 and will be amortized over the remaining period of the contract. Fair market value was derived from stock prices on actual trading activity for the year.

  NOTE 4  DUE FROM AFFILIATE

Note receivable and accrued interest
The note receivable due from an affiliate is a Multiple Advance Promissory Note from AMR, a former subsidiary of the company and currently a wholey owned subsidiary of the Alliance a 20% owned Investment of Citadel in an amount not to exceed $3,500,000, bearing interest at Wells Fargo prime rate plus two percent (2%) per annum and dated July 1, 1997, with principal and interest due and payable on or before July 1, 1998. The note is in default and effective July 1, 1998 the interest rate increased to the default rate of 18%. The principal and accrued interest is currently due and payable.

Accrued interest receivable at December 31, 1998 and 1997 was $145,627 and $43,327, respectively. Interest income for the years ending December 31, 1998 and 1997 was $107,875 and $43,259.

Management fees
Management fees were accrued pursuant to an agreement between the Company and AMR, which was terminated in March 1998 concurrent with the acquisition of AMR by Alliance. Total management fees earned in 1998 and 1997 was $15,000 and $45,000 respectively.

Valuation reserve
Due to concerns regarding the ability of Alliance to repay the indebtedness, accrued interest and management fees, a provision for uncollectibles was established to provide a reserve for all receivables due from AMR. The provision for uncollectibles from the affiliate was $117,875 and $813,874 for the years ending December 31, 1998 and 1997, respectively.

  NOTE 5  INVESTMENTS

Alliance Medical Corporation (Alliance)/Applied Medical Recovery, Inc. ("AMR") On March 26, 1997, the Company acquired a 64.45% interest in Applied Medical Recovery, Inc. ("AMR"), an Arizona corporation, engaged in reprocessing and recycling of non-critical medical instruments and devices in exchange for 1,633,608 shares of common stock. In March 1998 Citadel tendered its investment in AMR to Alliance Medical Corporation ("Alliance") in exchange for 621,025

See Accompanying Independent Auditors' Report

CITADEL ENVIRONMENTAL GROUP, INC.
(Formerly Citadel Asset Management, Ltd.)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


  NOTE 5    INVESTMENTS CONT'D

shares or 32% of Alliance. Alliance was established for the sole purposes of acquiring controlling interest of both AMR and a direct competitor, Orris, Inc. Due to subsequent issuance of stock by Alliance, Citadel's percentage of ownership was reduced to 20% as of December 31, 1998.

During the period between March 26, 1997 (The Acquisition date) and the companies year end December 31, 1997 management became aware that the real value of the AMR was substantially lower then the $2,042,010 originally recorded. The Company decided to sell its ownership in AMR in exchange for Alliance stock. The company policy as stated in Note 1 under Principles of Consolidation, elected not to consolidate AMR for financial statement reporting but show the investment using the equity method net of the valuation allowance. The net loss from AMR for 12/31/97 is $1,618,574 with 64.45% allocable to Citadel the company's realizable loss is $1,043,171. AMR's consolidated value of stockholders equity without inclusion of the 12/31/97 loss was $723,092 with 64.45% allocable to Citadel in the amount of $466,033. Management therefore elected to carry the value of its investment in AMR at zero.

The Alliance stock received in exchange for the AMR stock was valued at the fair market value of the assets given up, which was determined by management to be zero. The only financial information for Alliance available to management is the unaudited May 31, 1998 consolidated financial statements which shows a net loss of $978,247 with 20% allocable to Citadel in the amount of $195,649. Alliance has a net stockholders deficit prior to the net loss for five months in the amount of $1,227,035 allocable to Citadel would be $245,407. Therefore management has decided to carry the investment at zero.

The Company has not recognized in these financial statements the value of Alliance shares accepted by one of its creditors as described in Note 11 Subsequent Events. The value determined by a third party acceptance would thereby give determinable value to the asset and create Other Comprehensive Income of $162,082 as reportable on the Statements of Operations. Management has elected not to recognize this transaction in the current year based on the material contingency of the transaction as reported in Note 11.

The following is a summary of unaudited financial information for AMR and Alliance as of December 31, 1997 and May 31, 1998 respectively.

                           December 31, 1997    May 31, 1998
Total Current Assets         $   625,095          $  1,171,014
Net Property and Equipment       642,485             1,002,614
Total other Assets               403,239               422,284
Total Assets                 $ 1,670,820          $  2,595,912

Total Current Liabilities    $ 2,452,934          $  4,347,586
Total Long-Term Debts            173,368               153,588
Private  Placement Debts               0               170,000
Total Liabilities              2,566,302             4,801,177
Total Stockholders (Deficit)    (895,482)           (2,205,262)
Total Liabilities and
 Stockholders' Deficit        $1,670,820          $  2,595,912

See Accompanying Independent Auditors' Report

CITADEL ENVIRONMENTAL GROUP, INC.
(Formerly Citadel Asset Management, Ltd.)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


  NOTE 5 INVESTMENTS CONT'D

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

     Following the acquisition, the shareholders of TRI owned approximately 56% of the outstanding shares of Citadel's common stock and 100% of Citadel's preferred shares. Effective September 30, 1996 the Board of Directors of the Company voted to discontinue the operations of TRI. In conjunction with the discontinuance and in order to strengthen the financial position of the Company and encourage new investors, the Company issued 2,840,000 shares of Citadel Common Stock in exchange for all of the Series A, B and C Preferred Stock and the cancellation of $1,100,000 in TRI debt. On September 22, 1997, the Company sold its equity interest in TRI to the Chairman of the Board of Citadel for $9,250 in cash. See Note 10 - Discontinued Operations.

  NOTE 6 NOTES PAYABLE

     Notes payable are as follows as of December 31, 1998 and 1997:

                                                        1998       1997
Unsecured promissory note payable to previous Chief
  Financial Officer of Citadel dated August 1, 1997,
  representing unpaid compensation, due on demand
  with interest at 10%.                               $ 54,938   $ 52,000

Unsecured promissory note dated December1,
  1996, due on demand with interest at 10%.                  0     10,000

Unsecured convertible promissory note dated August
   11, 1997, due on demand with interest at 10%.             0     30,000

Unsecured convertible promissory note dated September
  17, 1997, due on demand with interest at 10%.              0     10,000

Unsecured promissory note dated December 20, 1997, due
   on demand with interest at 10%.                           0     16,000

Unsecured promissory note to an individual dated
   June 22, 1998, due on demand with interest at 10%.   20,000          0

Total Notes Payable                                   $ 74,938  $ 118,000

See Accompanying Independent Auditors' Report

CITADEL ENVIRONMENTAL GROUP, INC.
(Formerly Citadel Asset Management, Ltd.)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


  NOTE 6 NOTES PAYABLE CONT'D

     Convertible debentures are as follows as of December 31, 1998 and 1997:

                                                        1998          1997
Unsecured convertible promissory note dated
September 30 1997, due on demand or July 1,
2002 with interest at 8.75%, convertible based on
$2.00 per common share                                $ 30,000     $ 30,000

Unsecured convertible promissory note in the
amount of $200,000 dated September 26, 1997,
due March 26, 1998 with interest at 10%,
convertible based on 50 % of the common stocks
average closing bid price for the previous10 days
(See Subsequent Events Note 11 first paragraph)        150,000      180,000

          Total Convertible Debentures               $ 180,000     $210,000


     Accrued interest payable at December 31, 1998 and 1997 is $ 24,662 and $33,803, respectively.

Interest expense for the years ending December 31, 1998 and 1997 was $28,034 and $25,589, respectively.

At December 31, 1988 the Company was in default under the terms of all notes and convertible debentures payable and all principal and accrued interest was currently due and payable.

  NOTE 7  ACCRUED EXPENSES

     Accrued expenses are as follows as of December 31, 1998 and 1997:

                               1998            1997
Interest on notes payable    $ 24,662         $ 33,803
Accrued severance              83,334           83,334
Accrued consulting fees       180,000           80,000
Miscellaneous                   3,382                0
Total Accrued Expenses       $291,378         $197,137

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

See Accompanying Independent Auditors' Report

CITADEL ENVIRONMENTAL GROUP, INC.
(Formerly Citadel Asset Management, Ltd.)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


  NOTE 8  PROVISION FOR INCOME TAXES

The Company files it's tax returns using the same accounting method as it does for financial statement reporting. The Company has unused net operating losses carried forward from inception in the amount of $5,137,448. Management has elected not to record the potential tax benefits that may occur if profits are realized due to the going concern problems as noted in Note 2. The only provision that is reflected in these statements is for the minimum franchise tax due to the State of California in the amount of $800 for each year 1998 and 1997. The potential tax benefit not recognized in these financial statements due the potential uncertainty of the Company's continued existence is $770,617. The benefit was calculated using the lowest federal tax rates expected to be in effect.

  NOTE 9  STOCKHOLDERS' EQUITY (DEFICIT)

     Private Placement of Convertible Preferred Stock
On April 30, 1997 the Company completed a private placement of 717,500 units consisting of one share of no par convertible preferred stock, one A warrant and one B warrant, for $1.00 per unit. The preferred stock is convertible into common stock on a one-for-one basis and carries a 5% annual dividend payable in common shares. Two A warrants allow the holder to purchase one share of common stock at $1.25 per share. The warrants expire one year from date of issuance (October 1997) or 90 days following the registration of the underlying common shares, whichever is greater. Two B warrants allow the holder to purchase one share of common stock at $1.50 per share. The warrants expire two years from date of issuance (October 1998) or 90 days following the registration of the underlying common shares, whichever is greater. In conjunction with this private placement, all shareholders who acquired stock in the Company's previous private placement , converted their common shares and warrants into preferred stock and warrants issued in accordance with the terms of this private placement.

In 1997 and 1998 the Board of Directors authorized the issuance of 24,938 shares and 47,750 shares of common stock, respectively, in payment of the semi-annual dividend requirement on the preferred stock.

On November 8, 1997 the Board of Directors voted to extend the expiration dates for the Series A and B warrants to October 1998 and October 1999, respectively.

The preferred stock is non-voting with a participating cumulative dividend and has no preferences on involuntary conversion other than for payment at stated value. At December 31, 1998 2,562,500 shares of common stock have been reserved for issuance pursuant to 917,500 preferred shares, 740,000 A warrants and 905,000 B warrants.

     Retirement of Series A, B, and C Preferred
The Company issued 2,840,000 shares of Citadel Common Stock during fiscal 1997 in exchange for all of the Series A, B and C Preferred Stock issued in conjunction with the TRI acquisition and the cancellation of $1,100,000 in assumed TRI indebtedness.

See Accompanying Independent Auditors' Report

CITADEL ENVIRONMENTAL GROUP, INC.
(Formerly Citadel Asset Management, Ltd.)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


  NOTE 10      DISCONTINUED OPERATIONS

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

     Discontinued operations for the year ended December 31, 1997 includes the following:

1997
     Value of Citadel common and preferred stock issued          $    0
     Debt (assumed) retired                                      81,836
     Subsequent debt incurred                                    (5,067)
     Accrued interest on above debt                                   0
     Write-off of loan to TRI, net of repayments                      0
     Gain on Sale                                                 9,251
                                                               $ 86,020

     Income tax benefits are provided from the Provision for Income Taxes See
Note 8.

  NOTE 11 SUBSEQUENT EVENTS

In January 1999 the Company settled a convertible note payable in default. The note payable and accrued interest of $162,082 as of December 31, 1998 were settled for the issuance of 145,000 shares of Alliance. The Company's investment in Alliance is fully reserved and accordingly, the shares issued in this transaction were valued at $0, for total consideration of $0 and if certain contingencies are met there will be a gain realizable in the amount of $162,082. The settlement is contingent upon Alliance receiving no less than $2,000,000 pursuant to a private placement. In the event that this private placement does not occur on or before September 1, 1999, the convertible note will be reinstated in the amount of $180,000 and the convertible note holder will retain the Alliance shares received

In March 1999 the Company settled a note payable in default. The note payable and accrued interest of $62,291 as of December 31, 1998 were settled for a cash payment of $35,000 and the issuance of 300,000 shares of Citadel and valued at $ 15,000, for total consideration of $ 50,000 and a gain on settlement of debt of $ 12,291. In conjunction with this settlement, the President and CEO of Citadel loaned the Company the $35,000 necessary for the payment of the settlement pursuant to a 10% promissory note with interest and principal due March 1, 2001. The promissory note is secured by 17,500 shares of Alliance and provides an option to purchase the shares comprising the collateral at a price of $2.00 per share for a period of up to one-year following the repayment of the note.

See Accompanying Independent Auditors' Report

CITADEL ENVIROMEMTAL GROUP, INC.
(Formerly Citadel Asset Management, Ltd.)

NOTES TO THE FINANCIAL STATEMENT
DECEMBER 31, 1998 AND 1997


  NOTE 12  LITIGATION

     The Company is presently involved in legal arbitration involving a past president regarding the payment of amounts due under a severance agreement. See Note 7 Accrued Expenses.

     The Company is not a party to any other pending legal proceedings which management believes could have a material adverse effect on its financial position.

  NOTE 13  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information:        1998       1997
     Cash paid for income taxes               $     0    $      0
     Cash paid for interest expense           $28,967    $      0

     Schedule of non-cash investing and financing activities:
In 1997, 280,000 shares of preferred stock valued at $280,000 was converted into 187,667 shares of common stock.

In 1997, 2,000,000 shares of preferred stock valued at $50,000 and debt valued at $1,100,000 was converted into 2,840,000 shares of common stock.

In 1997, debt valued at $65,457 was converted into 84,601 shares of common stock.

In 1997, the Board of Directors declared and issued a common stock dividend of 24,931 shares valued at $24,931 payable to the preferred stock holders.

In 1998, the Company issued 323,328 shares of common stock valued at $258,662 in exchange for consulting services.

In 1998, 3000 shares of common stock was issued to a former shareholder of AMR.

In 1998, debt valued at $101,031 was converted into 146,550 shares of common stock.

In 1998, 80,000 shares of preferred stock valued at $80,000 was converted into 80,000 shares of common stock.

In 1998, the Board of Directors declared and issued a common stock dividend of 47,750 shares valued at $47,750 to the preferred shareholders.

See Accompanying Independent Auditors' Report