Form 10QSB
period 1999-03-31
CITADEL ENVIRONMENTAL GROUP INC
filed 1999-09-28
CIK 799097

U.S. Securities and Exchange Commission
               Washington, DC  20549

                    FORM 10-QSB


      [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1999


 [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to

                    Commission File Number:  0-16423

                CITADEL ENVIRONMENTAL GROUP, INC.
(Exact name of small business issuer as specified in its charter)

                    Denver                         84-0907969
         (State or Other Jurisdiction of         (I.R.S. Employer
        Incorporation or Organization)       Identification No.)

           621 17th Street, Suite 1730
               Denver, Colorado                    80293
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
               Yes  X         No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                                Outstanding at June 30, 1999
Common Stock, no par value                                   7,470,650

Transitional Small Business Disclosure Format:  Yes      No  X

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED BALANCE SHEETS
(unaudited)

                                                          MARCH 31,    DEC  31,
                                                            1999        1998
Assets
Current Assets:
 Cash and cash equivalents                                $        9   $       9
 Prepaid expenses                                            172,442     198,308
    Total current assets                                     172,451     198,317
Due from Affiliate:
 Note receivable                                             720,575     720,575
 Accrued interest                                            175,624     145,627
 Management fees                                              60,000      60,000
                                                             956,199     926,202
 Less valuation reserve                                     (956,199)   (926,202)
Net due from affiliate                                             0          0
Investments                                                        0          0
                                                           $ 172,451   $ 198,317
Liabilities
Current Liabilities:
  Accounts payable                                         $ 165,100   $ 151,883
  Accrued expenses                                           274,974     293,204
  Notes payable                                               55,000      74,938
  Franchise tax payable                                        1,600       1,600
 Convertible debentures                                       30,000     180,000
      Total current liabilities                              526,674     701,625

Stockholders' Deficiency
Preferred stock, Convertible, no par value, 1,280,000
 shares authorized, 917,500 and 997,500 issued and
 outstanding in 1999 and 1998                                873,250     873,250
Common stock, no par value, 25,000,000 shares
 authorized, 7,470,650 and 6,434,850 issued and
 outstanding in 1999 and 1998                              4,009,660   3,994,660
Accumulated deficit                                       (5,237,133) (5,371,218)
      Total stockholders' deficiency                        (354,223)   (503,308)
                                                         $   172,451  $  198,317

See notes to condensed financial statements

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

                                                    Three Months Ended
                                                          March 31,
                                                      1999        1998
Revenues - gain on settlement of debt            $  174,374    $      0

Selling, general and administrative                  40,290      29,187

Net income (loss)                                $  134,084    $(29,187)

Net income (loss) per share
                                                 $     0.02    $  (0.00)

Weighted average number of common
  shares outstanding                              7,190,650    6,357,756




See notes to condensed financial statements

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                  Three Months Ended March 31,
                                                      1999           1998
Cash flows from operating activities:
Current Assets:
Net income (loss)                              $     134,084      $ (29,187)
Adjustments to reconcile net income
(loss) to net cash
 provided (used) by operating activities:
Gain on settlement of debt                          (174,374)             0
Amortization of prepaid consulting                    25,866              0
Increase in accounts payable                          13,217          3,000
Increase (decrease) in accrued expenses               (6,148)        14,389
                                                      (7,355)       (11,798)

Cash flows from investing activities:                      0              0


Cash flows from financing activities:
Proceeds from the sale of common stock                     0          35,030
Increase (decrease) in notes payable                   7,355         (25,000)
                                                       7,355          10,030
Net increase (decrease) in cash and
cash equivalents                                          (0)         (1,768)

Cash and cash equivalents:
   Beginning of period                                     9            1,548
   End of period                                   $       9       $     (220)

See notes to condensed  financial statements

     CITADEL ENVIRONMENTAL GROUP, INC.
     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The financial statements included in this Form 10-QSB have been prepared by Citadel Environmental Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's December
31, 1998 Form 10-KSB.

The financial statements presented herein reflect in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.


2.   LOSS PER COMMON SHARE

Net loss per common share is computed by dividing net loss applicable to common stock by the weighted average number of shares of common stock and common share equivalents outstanding during each period.

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

4.   SETTLEMENT OF NOTES PAYABLE IN DEFAULT

In January 1999 the Company settled a convertible note payable in default.
The note payable and accrued interest of $162,082 as of December 31, 1998 were settled for the issuance of 145,000 shares of Alliance. The Company's investment in Alliance is fully reserved and accordingly, the shares issued in this transaction were valued at $0, for total consideration of $0 and a gain on settlement of debt of $ 162,082. The settlement is contingent upon Alliance receiving no less than $2,000,000 pursuant to a private placement. In the event that this private placement does not occur on or before September 1, 1999, the convertible note will be reinstated in the amount of $180,000 and the convertible note holder will retain the Alliance shares received.

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

5.   SUBSEQUENT EVENTS

The Company received $30,010 on April 6, 1999 pursuant to two separate promissory notes. The notes bear interest at 14% and are payable on demand commencing May 6, 1999. The notes and accrued interest are convertible into either shares of Citadel at 50% of the average trading price as of the date of conversion or shares of Alliance at $2.00 per share, or any combination of both, at the option of the note holders.

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

In March, 1997, the Company acquired a 64% interest in Applied Medical Recovery, Inc. ("AMR"), an Arizona corporation, engaged in reprocessing and recycling of non-critical medical instruments and devices in exchange for 1,633,608 shares of common stock. In March 1998 Citadel tendered its investment in AMR to Alliance Medical Corporation ("Alliance") in exchange for 621,025 shares, or 32% of Alliance. Alliance was established for the sole purposes of acquiring controlling interest of both AMR and a direct competitor, Orris, Inc. Due to subsequent issuance of stock by Alliance, Citadel's percentage ownership was reduced to 20% as of December 31, 1998.

Due to uncertainty regarding the value of the company's investment in AMR the Company has allocated no value to the issuance of the 1,633,608 shares of common stock issued to acquire AMR. As AMR and its successor Alliance have incurred operating losses subsequent to the acquisition, the investment is unchanged under the equity method of accounting.


Plan of Operations

The Company intends to assist Alliance's expansion of its medical reprocessing and recovery activities on a national and international basis and explore possible new investments.

Liquidity and Capital Resources

The Company's cash and cash equivalents at March 31, 1999 are $ 9
compared to $ 9 at December 31, 1998.   The decrease in cash and cash
equivalents of $ 0 is principally due to cash used by operating activities of $ (7,355) , offset by cash provided by financing activities of $ 7,355.

For the three months ended March 31, 1999 and 1998 Citadel incurred operating income (loss) of $134,083 and $ (29,187), respectively. The cash
used by operating activities in 1999 was $ 141,438   greater, or $ (7,355)
principally due to a gain on the settlement of debt of $ 174,373 that did not generate cash, amortization of prepaid consulting expense of $25,866 and an increase in accounts payable of $13,217 which did not use cash and a decrease in accrued expenses of $ 6,148 which did not use cash.

For the three months ended March 31, 1998 Citadel incurred an operating loss of $29,187. The cash used by operating activities was $17,389 less, or $11,798 principally due to an increase in accounts payable and accrued expenses of $3,000 and $14,389, respectively, which do not use cash.

The cash provided by financing activities in 1999 consists of an increase in notes payable of 7,355. The cash provided by operations in1998 consists principally of $35,031 of proceeds from the conversion of indebtedness and accrued interest to common stock discussed below, offset by a net repayment of notes payable of $25,000.

Settlement of Notes Payable in Default
In January 1999 the Company settled a convertible note payable in default.
The note payable and accrued interest of $162,082 as of December 31, 1998 were settled for the issuance of 145,000 shares of Alliance. The Company's investment in Alliance is fully reserved and accordingly, the shares issued in this transaction were valued at $0, for total consideration of $0 and a gain on settlement of debt of $ 162,082. The settlement is contingent upon Alliance receiving no less than $2,000,000 pursuant to a private placement. In the event that this private placement does not occur on or before September 1, 1999, the convertible note will be reinstated in the amount of $180,000 and the convertible note holder will retain the Alliance shares received.

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

Subsequent Events
The Company received $30,010 on April 6, 1999 pursuant to two separate promissory notes. The notes bear interest at 14% and are payable on demand commencing May 6, 1999. The notes and accrued interest are convertible into either shares of Citadel at 50% of the average trading price as of the date of conversion or shares of Alliance at $2.00 per share, or any combination of both, at the option of the note holders.

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

Date: July 16, 1999       By:   Louis F. Coppage
                                President