Form 10QSB
period 1999-06-30
CITADEL ENVIRONMENTAL GROUP INC
filed 1999-10-20
CIK 799097

U.S. SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, DC  20549

                     FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended   June 30, 1999


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                        Outstanding atJune 30, 1999
         Common Stock,
         no par value                              7,493,588

Transitional Small Business Disclosure Format:  Yes      No  X

                     PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

                                                 JUNE 30,  DECEMBER  31,
                                                  1999        1998
ASSETS
Current Assets:
 Cash and cash equivalents                   $    2,818   $        9
 Prepaid expenses                               146,576      198,308
    Total current assets                        149,394      198,317
Due from Affiliate:
 Note receivable                                720,575      720,575
 Accrued interest                               205,954      145,627
 Management fees                                 60,000       60,000
                                                986,529      926,202
 Less valuation reserve                        (986,529)    (926,202)
Net due from affiliate                                0            0
Investments                                           0            0
                                   							    $ 149,394  $   198,317

LIABILITIES
Current Liabilities:
  Accounts payable                            $ 136,533  $   151,883
  Accrued expenses                              275,799      293,204
  Notes payable                                 112,010       74,938
  Franchise tax payable                           1,600        1,600
 Convertible debentures                          30,000      180,000
      Total current liabilities                 555,942      701,625

STOCKHOLDERS' DEFICIENCY
Preferred stock, Convertible, no par value,
  1,280,000 shares authorized, 917,500 and
  997,500 issued and outstanding in 1999 and
  1998 						       873,250     873,250
Common stock, no par value, 25,000,000
 shares authorized, 7,493,588 and 6,434,850
 issued and  outstanding in 1999 and 1998      4,032,598   3,994,660
Accumulated deficit                           (5,312,396) (5,371,218)
      Total stockholders' deficiency            (406,548)   (503,308)
                                             $   149,394 $   198,317

See notes to condensed financial statements

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    JUNE 30,             JUNE 30,
                                                 1999      1998        1999      1998
Revenues - gain on settlement of debt        $       0 $        0    $ 174,374  $       0

Selling, general and administrative             52,325    107,527       92,615    136,714

Net income (loss)                            $ (52,325)$ (107,527)    $ 81,759  $(136,714)

Net income (loss) per share                     $(0.01)    $(0.02)     $  0.01    $ (0.02)

Weighted Average Number of Common
 Shares Outstanding                          7,486,197   6,353,192   7,338,423   6,350,492


See notes to condensed consolidated financial statements

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                          SIX MONTHS ENDED JUNE 30,
                                                             1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Current Assets:
Net income (loss)                                      $     81,759   $ (136,714)
Adjustments to reconcile net income (loss) to net cash
 provided (used) by operating activities:
Gain on settlement of debt                                 (174,373)           0
Amortization of prepaid consulting                           51,732            0
Increase in current assets                                        0      (17,949)
Increase (decrease) in accounts payable                     (15,350)      19,354
Increase (decrease) in accrued expenses                      (5,324)      59,695
Decrease in other liabilities                                     0       (2,226)
                                                            (61,555)     (77,840)

CASH FLOWS FROM INVESTING ACTIVITIES:                             0            0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock                            0       88,216
Increase in short-term debt                                  64,364       79,983
Repayment of notes payable                                        0      (65,000)
                                                             64,364      103,199

Net increase in cash and cash equivalents                     2,809       25,359

CASH AND CASH EQUIVALENTS:
   Beginning of year                                              9        1,548
   End of year                                          $     2,818    $  26,907

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

5.   NOTES PAYABLE

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

The Company received $5,000 on May 14, 1999 pursuant to a promissory note. The note bear interest at 14% and is payable on demand commencing June 14, 1999. The note and accrued interest are convertible into either shares of Citadel at 50% of the average trading price as of the date of conversion or shares of Alliance at $2.00 per share, or any combination of both, at the option of the note holder.

The Company received $22,000 on May 27, 1999 pursuant to a promissory note to its President and CEO. The note bear interest at 14% and is payable on demand commencing June 27, 1999. The note and accrued interest are convertible into either shares of Citadel at 50% of the average trading price as of the date of conversion or shares of Alliance at $2.00 per share, or any combination of both, at the option of the note holder.

5.   SUBSEQUENT EVENTS

In July 1999 the Company settled with Alliance Medical Corporation regarding balances due Citadel. The settlement provided for the conversion of Citadel's $720,575 note receivable into 266,880 shares of Alliance, or $2.70 per share. The settlement also provided for a $150,000 cash payment for accrued interest on the note and a $14,250 cash payment for consulting services, for a total cash payment of $164,250. As Citadel has fully reserved all amounts due from Alliance, the settlement will result in a gain of $164,250 in Citadel's third quarter.

In July 1999 the Company settled indebtedness to a third party in the amount of $54,115. The debt was settled in exchange for 100,000 shares of Citadel valued at $5,000 and 20,000 shares of Alliance, and will result in a gain on the settlement of debt of $49,115 in Citadel's third quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at June 30, 1999 are $2,818
compared to $ 9 at December 31, 1998.   The increase in cash and cash
equivalents of $2,809 is principally due to cash provided by financing activities of $64,364 offset by cash used by operating activities of $(61,555).

For the six months ended June 30, 1999 and 1998 Citadel incurred operating income (loss) of $81,759 and $(136,714), respectively. The cash used by operating activities in 1999 was $143,314 greater, or $(61,555) principally due to a gain on the settlement of debt of $ 174,373 that did not generate cash, amortization of prepaid consulting expense of $51,732 which did not use cash and an decrease in accounts payable and accrued expenses of $(15,349) and $(5,324) which required cash.

For the six months ended June 30, 1998 Citadel incurred an operating loss of $136,714. The cash used by operating activities was $58,874 less, or $77,840 principally due to an increase in accounts payable and accrued expenses of $19,354 and $59,695, respectively, which do not use cash, and an increase in current assets of $17,949, which does not provide cash.

The cash provided by financing activities in 1999 consists of an increase in notes payable of $64,364. The cash provided by operations in1998 consists principally of $88,216 of proceeds from the conversion of indebtedness and accrued interest to common stock discussed below, offset by a net repayment of notes payable of $14,983.

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

ADDITIONAL INDEBTEDNESS
The Company received $30,010 on April 6, 1999 pursuant to two separate promissory notes. The notes bear interest at 14% and are payable on demand commencing May 6, 1999. The notes and accrued interest are convertible into either shares of Citadel at 50% of the average trading price as of the date of conversion or shares of Alliance at $2.00 per share, or any combination of both, at the option of the note holders.

The Company received $5,000 on May 14, 1999 pursuant to a promissory note. The note bear interest at 14% and is payable on demand commencing June 14, 1999. The note and accrued interest are convertible into either shares of Citadel at 50% of the average trading price as of the date of conversion or shares of Alliance at $2.00 per share, or any combination of both, at the option of the note holder.

The Company received $22,000 on May 27, 1999 pursuant to a promissory note to its President and CEO. The note bear interest at 14% and is payable on demand commencing June 27, 1999. The note and accrued interest are convertible into either shares of Citadel at 50% of the average trading price as of the date of conversion or shares of Alliance at $2.00 per share, or any combination of both, at the option of the note holder.

SUBSEQUENT EVENTS

In July 1999 the Company settled with Alliance Medical Corporation regarding balances due Citadel. The settlement provided for the conversion of Citadel's $720,575 note receivable into 266,880 shares of Alliance, or $2.70 per share. The settlement also provided for a $150,000 cash payment for accrued interest on the note and a $14,250 cash payment for consulting services, for a total cash payment of $164,250. As Citadel has fully reserved all amounts due from Alliance, the settlement will result in a gain of $164,250 in Citadel's third quarter.

In July 1999 the Company settled indebtedness to a third party in the amount of $54,115. The debt was settled in exchange for 100,000 shares of Citadel valued at $5,000 and 20,000 shares of Alliance, and will result in a gain on the settlement of debt of $49,115 in Citadel's third quarter.

             PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings - Not Applicable

ITEM 2. Changes in Securities - Not Applicable

ITEM 3. Defaults Upon Senior Securities - Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders - Not
Applicable

ITEM 5. Other Information - Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K.

       a)Exhibits:
            None

       b)Reports on Form 8-K were filed as follows:
         Filed May 3, 1999 regarding cancellation of dividend.


                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Citadel Environmental Group,Inc.
          (Registrant)

Date: July 30, 1999       By:   Louis F. Coppage
                                President