Form 10QSB
period 1999-09-30
CITADEL ENVIRONMENTAL GROUP INC
filed 1999-11-15
CIK 799097

U.S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, DC  20549

                        FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended   September30, 1999


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                 Outstanding at September 30, 1999
         Common Stock,
         no par value                      8,119,348

Transitional Small Business Disclosure Format:  Yes      No  X

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

                                                     SEPTEMBER 30,DECEMBER  31,
                                                          1999        1998
ASSETS
Current Assets:
  Cash and cash equivalent                              $  22,147  $       9
  Prepaid expenses                                        154,047    198,308
    Total current assets                                  176,194    198,317
Due from Affiliate:
  Note receivable                                               0    720,575
  Accrued interest                                              0    145,627
  Management fees                                               0     60,000
                                                                0    926,202
  Less valuation reserve                                       (0)  (926,202)
         Net due from affiliate                                 0          0
Investments                                                     0          0
                                                        $ 176,194  $ 198,317
LIABILITIES
Current Liabilities:
  Accounts payable                                      $  65,931  $ 151,883
  Accrued expenses                                              0    293,204
  Notes payable                                            90,224     74,938
  Franchise tax payable                                     1,600      1,600
 Convertible debentures                                         0    180,000
      Total current liabilities                           157,755    701,625

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, Convertible, no par value, 1,280,000
  shares authorized, 917,500 and 997,500 issued and
  outstanding in 1999 and 1998                            873,250     873,250
Common stock, no par value, 25,000,000 shares
  authorized, 8,119,348 and 6,434,850 issued and
  outstanding in 1999 and 1998                          4,063,886   3,994,660
Accumulated deficit                                    (4,918,697) (5,371,218)
      Total stockholders' equity (deficiency)              18,439    (503,308)
                                                       $  176,194  $  198,317

See notes to condensed financial statements

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                              SEPTEMBER 30,         SEPTEMBER 30,
                                           1999         1998      1999        1998
Revenues - gain on settlement of debt $  331,687   $       0    $ 506,061   $       0

Selling, general and administrative       62,012     128,448       30,602     265,162

Net income (loss)                     $  393,699  $ (128,448)   $ 475,459   $(265,162)

Net income (loss) per share             $   0.05     $ (0.02)     $  0.06     $ (0.04)

Weighted Average Number of
 Common Shares Outstanding              7,726,175     7,076,560  7,467,674  6,663,472


See notes to condensed consolidated financial statements

CITADEL ENVIRONMENTAL GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                       NINE MONTHS ENDED

                                                          SEPTEMBER 30,

                                                       1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Current Assets:
Net income (loss)                                $   475,459    $  (265,162)
Adjustments to reconcile net income (loss) to net cash
 provided (used) by operating activities:
Gain on settlement of debt                         (506,061)              0
Bad debt recovery                                    46,077               0
Amortization of prepaid consulting                   77,599               0
Other amortization                                        0          43,110
Increase in current assets                          (33,337)              0
Increase (decrease) in accounts payable             (16,058)         (7,862)
Increase (decrease) in accrued expenses              (1,827          54,089
Decrease in other liabilities                             0          (3,583)

                                                     41,852        (179,408)

CASH FLOWS FROM INVESTING ACTIVITIES:                     0               0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock                    0         210,216
Increase in short-term debt                          15,286               0
Repayment of notes payable                          (35,000)        (31,000)
                                                     19,714         179,216

Net increase (decrease) in cash
 and cash equivalents                                22,138            (192)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                      9           1,548
   End of year                                     $ 22,147      $    1,356

See notes to condensed consolidated financial statements

                           CITADEL ENVIRONMENTAL GROUP,INC.
                          NOTES TO CONDENSED FINANCIALSTATEMENTS
                                    (UNAUDITED)

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

2.   LOSS PER COMMON SHARE

Net loss per common share is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock and common share equivalents outstanding during each period.

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

4.   SETTLEMENT OF INDEBTEDNESS  IN DEFAULT

In January 1999 the Company settled a convertible note payable in default. The note payable and accrued interest of $162,082 were settled for the issuance of 145,000 shares of Alliance. The Company's investment in Alliance is fully reserved and accordingly, the shares issued in this transaction were valued at $0, for total consideration of $0 and a gain on settlement of debt of $ 162,082.

In March 1999 the Company settled a note payable in default. The note payable and accrued interest of $62,291 were settled for a cash payment of $35,000 and the issuance of 300,000 shares of Citadel valued at $ 15,000, for total consideration of $ 50,000 and a gain on settlement of debt of $ 12,291. In conjunction with this settlement, the President and CEO of Citadel loaned the Company the $35,000 necessary for the payment of the settlement pursuant to a 10% promissory note with interest and principal due March 1, 2001. The promissory note is secured by 17,500 shares of Alliance and provides an option to purchase the shares comprising the collateral at a price of $2.00 per share for a period of up to one year following the repayment of the note.

In July 1999 the Company settled a $54,115 balance due to a vendor.
 The indebtedness was settled in full in consideration of the issuance of 100,000 shares of Citadel valued at $ 5,000, and 20,000 shares of Alliance, for total consideration of $ 5,000 and a gain on settlement of debt of $ 49,115.

In August 1999 the Company settled a $4,513 balance due to a vendor.
 The indebtedness was settled in full in consideration of the issuance of 20,000 shares of Citadel valued at $ 1,000 and resulted in a gain on settlement of debt of $ 3,513.

In August 1999 the Company settled a $ 7,476 balance due to a
vendor.   The indebtedness was settled in full in consideration of the issuance of 10,000 shares of Alliance valued at $ 0 and resulted in a gain on settlement of debt of $ 7,476.

In September 1999 the Company settled a $183,382 balance due to a
vendor.   The indebtedness was settled in full in consideration of the issuance of 255,760 shares of Citadel valued at $ 12,788 and resulted in a gain on settlement of debt of $ 170,594.

In September 1999 the Company settled a $ 30,000 balance due under a convertible debenture and related accrued interest of $5,184. The indebtedness was settled in full in consideration of the issuance of 50,000 shares of Citadel valued at $ 2,500, and 10,000 shares of Alliance, for total consideration of $ 2,500 and a gain on settlement of $ 32,684.

In September 1999 the Company settled a $83,334 balance due to a previous officer of the Company. The indebtedness was settled in full in consideration of a cash payment of $36,500 and the issuance of 150,000 shares of Citadel valued at $ 7,500, and 8,000 shares of Alliance, for total consideration of $ 44,000 and a gain on settlement of debt of $ 39,333.

5.   NOTES PAYABLE

In March 1999, the President and CEO of Citadel loaned the Company the $35,000 necessary for the payment of a settlement pursuant to a 10% promissory note with interest and principal due March 1, 2001.
The promissory note is secured by 17,500 shares of Alliance and provides an option to purchase the shares comprising the collateral at a price of $2.00 per share for a period of up to one year following the repayment of the note. This note, among others, was subsequently assigned to another party. See Note 7 - subsequent events.

The Company received $30,010 on April 6, 1999 pursuant to two separate promissory notes. The notes bear interest at 14% and are payable on demand commencing May 6, 1999. The notes and accrued interest are convertible into either shares of Citadel at 50% of the average trading price as of the date of conversion or shares of Alliance at $2.00 per share, or any combination of both, at the option of the note holders. The noteholders' elected to convert the notes in August 1999, receiving a total of 50,000 shares of Alliance and 15,000 shares of Citadel.

The Company received $5,000 on May 14, 1999 pursuant to a promissory note. The note bears interest at 14% and is payable on demand commencing June 14, 1999. The note and accrued interest are convertible into either shares of Citadel at 50% of the average trading price as of the date of conversion or shares of Alliance at $2.00 per share, or any combination of both, at the option of the note holder. This note, among others, was subsequently assigned to another party. See Note 7 - subsequent events.

The Company received $22,000 on May 27, 1999 pursuant to a promissory note to its President and CEO. The note bear interest at 14% and is payable on demand commencing June 27, 1999. The note and accrued interest are convertible into either shares of Citadel at 50% of the average trading price as of the date of conversion or shares of Alliance at $2.00 per share, or any combination of both, at the option of the note holder. This note, among others, was subsequently assigned to another party. See Note 7 - subsequent events.

6.   SETTLEMENT WITH ALLIANCE

In July 1999 the Company settled with Alliance Medical Corporation regarding balances due Citadel. The settlement provided for the conversion of Citadel's $720,575 note receivable into 266,880 shares of Alliance, or $2.70 per share. The settlement also provided for a $150,000 cash payment for accrued interest on the note and a $14,250 cash payment for consulting services, for a total cash payment of $164,250. As Citadel had fully reserved all amounts due from Alliance, the settlement resulted in a gain of $164,250.

7.   SUBSEQUENT EVENT

On October 1, 1999 the Company assigned certain notes payable in default and related accrued interest aggregating $ 90,224 to another party in exchange for a 14% note due in thirty days. The note provides for conversion into shares of Alliance at $2.00 per share and/or shares of Citadel at 50% of the average fair market trading price, and is secured by 570,656 shares of Alliance. The note was not paid when due and the note holder elected to convert the note and accrued interest into 9,108,200 shares of Citadel common stock.

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

Due to uncertainty regarding the value of the company's investment in AMR the Company allocated no value to the issuance of the 1,633,608 shares of common stock issued to acquire AMR. As AMR and its successor Alliance have incurred operating losses subsequent to the acquisition, the investment is unchanged under the equity method of accounting.

In July 1999 the Company settled with Alliance Medical Corporation regarding balances due Citadel. The settlement provided for the conversion of Citadel's $720,575 note receivable into 266,880 shares of Alliance, or $2.70 per share. The settlement also provided for a $150,000 cash payment for accrued interest on the note and a $14,250 cash payment for consulting services, for a total cash payment of $164,250. As Citadel had fully reserved all amounts due from Alliance, the settlement resulted in a gain of $164,250.

PLAN OF OPERATIONS

The Company intends to assist Alliance's expansion of its medical reprocessing and recovery activities on a national and international basis and explore possible new investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at September 30, 1999 are
$ 22,147 compared to $ 9 at December 31, 1998.   The increase in cash
and cash equivalents of $ 22,138 is principally due to cash provided by operating activities of $ 41,852 offset by cash used by financing activities of $(19,714).

For the nine months ended September 30, 1999 and 1998 Citadel incurred operating income (loss) of $475,459 and $(136,714), respectively. The cash generated by operating activities in 1999 was $ 433,607 less, or $ 41,852 principally due to a gain on the settlement of debt of $ 506,061 that did not generate cash, amortization of prepaid consulting expense of $ 77,599 which did not use cash, and an increase in prepaid expenses of $ 33,337 and an decrease in accounts payable and accrued expenses of $(16,058) and $(1,827) which required cash.

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

The cash provided by financing activities in 1999 consists of an increase in notes payable of $ 15,286, offset be a $ 35,000 repayment of debt. The cash provided by financing activities in 1998 consists principally of $ 210,216 of proceeds from the sale of common stock, offset by a net decrease in notes payable of $ 31,000.


SETTLEMENT OF INDEBTEDNESS IN DEFAULT

In January 1999 the Company settled a convertible note payable in default. The note payable and accrued interest of $162,082 were settled for the issuance of 145,000 shares of Alliance. The Company's investment in Alliance is fully reserved and accordingly, the shares issued in this transaction were valued at $0, for total consideration of $0 and a gain on settlement of debt of $ 162,082.

In March 1999 the Company settled a note payable in default. The note payable and accrued interest of $62,291 were settled for a cash payment of $35,000 and the issuance of 300,000 shares of Citadel valued at $ 15,000, for total consideration of $ 50,000 and a gain on settlement of debt of $ 12,291. In conjunction with this settlement, the President and CEO of Citadel loaned the Company the $35,000 necessary for the payment of the settlement pursuant to a 10% promissory note with interest and principal due March 1, 2001. The promissory note is secured by 17,500 shares of Alliance and provides an option to purchase the shares comprising the collateral at a price of $2.00 per share for a period of up to one year following the repayment of the note.

In July 1999 the Company settled a $54,115 balance due to a vendor.
 The indebtedness was settled in full in consideration of the issuance of 100,000 shares of Citadel valued at $ 5,000, and 20,000 shares of Alliance, for total consideration of $ 5,000 and a gain on settlement of debt of $ 49,115.

In August 1999 the Company settled a $4,513 balance due to a vendor.
 The indebtedness was settled in full in consideration of the issuance of 20,000 shares of Citadel valued at $ 1,000 and resulted in a gain on settlement of debt of $ 3,513.

In August 1999 the Company settled a $ 7,476 balance due to a
vendor.   The indebtedness was settled in full in consideration of the issuance of 10,000 shares of Alliance valued at $ 0 and resulted in a gain on settlement of debt of $ 7,476.

In September 1999 the Company settled a $183,382 balance due to a
vendor.   The indebtedness was settled in full in consideration of the issuance of 255,760 shares of Citadel valued at $ 12,788 and resulted in a gain on settlement of debt of $ 170,594.

In September 1999 the Company settled a $ 30,000 balance due under a convertible debenture and related accrued interest of $5,184. The indebtedness was settled in full in consideration of the issuance of 50,000 shares of Citadel valued at $ 2,500, and 10,000 shares of Alliance, for total consideration of $ 2,500 and a gain on settlement of $ 32,684.

In September 1999 the Company settled a $83,334 balance due to a previous officer of the Company. The indebtedness was settled in full in consideration of a cash payment of $36,500 and the issuance of 150,000 shares of Citadel valued at $ 7,500, and 8,000 shares of Alliance, for total consideration of $ 44,000 and a gain on settlement of debt of $ 39,333.

ADDITIONAL INDEBTEDNESS

In March 1999, the President and CEO of Citadel loaned the Company the $35,000 necessary for the payment of a settlement pursuant to a 10% promissory note with interest and principal due March 1, 2001.
The promissory note is secured by 17,500 shares of Alliance and provides an option to purchase the shares comprising the collateral at a price of $2.00 per share for a period of up to one year following the repayment of the note. This note, among others, was subsequently assigned to another party. See Note 7 - subsequent events.

The Company received $30,010 on April 6, 1999 pursuant to two separate promissory notes. The notes bear interest at 14% and are payable on demand commencing May 6, 1999. The notes and accrued interest are convertible into either shares of Citadel at 50% of the average trading price as of the date of conversion or shares of Alliance at $2.00 per share, or any combination of both, at the option of the note holders. The noteholders' elected to convert the notes in August 1999, receiving a total of 50,000 shares of Alliance and 15,000 shares of Citadel.

The Company received $5,000 on May 14, 1999 pursuant to a promissory note. The note bears interest at 14% and is payable on demand commencing June 14, 1999. The note and accrued interest are convertible into either shares of Citadel at 50% of the average trading price as of the date of conversion or shares of Alliance at $2.00 per share, or any combination of both, at the option of the note holder. This note, among others, was subsequently assigned to another party. See Note 7 - subsequent events.

The Company received $22,000 on May 27, 1999 pursuant to a promissory note to its President and CEO. The note bear interest at 14% and is payable on demand commencing June 27, 1999. The note and accrued interest are convertible into either shares of Citadel at 50% of the average trading price as of the date of conversion or shares of Alliance at $2.00 per share, or any combination of both, at the option of the note holder. This note, among others, was subsequently assigned to another party. See Note 7 - subsequent events.

SUBSEQUENT EVENT

On October 1, 1999 the Company assigned certain notes payable in default and related accrued interest aggregating $ 90,224 to another party in exchange for a 14% note due in thirty days. The note provides for conversion into shares of Alliance at $2.00 per share and/or shares of Citadel at 50% of the average fair market trading price, and is secured by 570,656 shares of Alliance. The note was not paid when due and the note holder elected to convert the note and accrued interest into 9,108,200 shares of Citadel common stock.

                       PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings - Not Applicable

ITEM 2. Changes in Securities - Not Applicable

ITEM 3. Defaults Upon Senior Securities - Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders - Not
Applicable

ITEM 5. Other Information

    On July 15, 1999 the Company accepted the resignation of Georgette Pagano as corporate secretary. Cory J. Coppage was subsequently appointed corporate secretary.

ITEM 6. Exhibits and Reports on Form 8-K.

       a)Exhibits:
            None

       b)Reports on Form 8-K were filed as follows:
            None


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly causedthis report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Citadel Environmental Group, Inc.
                                (Registrant)

Date: November 12, 1999       By:   Louis F. Coppage
                                     President