Form 10KSB
period 1999-12-31
SAN HOLDINGS INC
filed 2000-04-14
CIK 799097

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

     [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

             For the fiscal year ended: December 31, 1999

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from: _____ to ____

                       Commission file number 0-16423

                             SAN HOLDINGS, INC.
     ---------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

            Colorado                                       84-0907969
-------------------------------                        --------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                        Identification  No.)

                      900 W. Castleton Road, Suite 100
                        Castle Rock, Colorado  80104
     ---------------------------------------------------------------
      (Address of Principal Executive Offices, Including Zip Code)

                  Issuer's Telephone Number: (303) 297-9656


Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, No Par Value
       ---------------------------------------------------------------
                               (Title of class)

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the most recent fiscal year were $60,327.

As of March 31, 2000, 8,393,337 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $103,446,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    PART I.

     This annual report on Form 10-KSB may contain forward-looking statements that involve risks and uncertainties. The reader is cautioned that the actual results will differ (and may differ materially) from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Factors That May Affect Future Results" and elsewhere in this Report generally.

ITEM 1.  BUSINESS.

GENERAL

     SAN Holdings, Inc. (the "Company") is a Colorado corporation formed in 1983 as Citadel Asset Management Ltd, an investment advisory business. The Company provided financial management services until 1992 when it became inactive. In 1996, the Company's name was changed to Citadel Environmental Group, Inc. During the years 1996 to 1999, the Company was primarily engaged in developing its investment in a medical instrument reprocessing business, Applied Medical Recovery, Inc. ("AMR"). In March 1998, AMR was sold to Alliance Medical Corporation, of Phoenix, Arizona, and the Company became a creditor and shareholder of Alliance without an operating business or source of revenues. In fiscal 1998 and 1999, the Company adopted a new business plan designed to identify new business opportunities and to eliminate outstanding debts through the issuance of restricted common stock. (See Certain Relationships and Related Transactions, below).

     On January 7, 2000, the Company acquired 100% of the outstanding stock of Storage Area Networks, a data storage solutions and services business, by issuing 3,800,000 shares of the Company's Series BB convertible preferred stock to the shareholders of Storage Area Networks.

     On January 21, 2000, the Company acquired 100% of the outstanding stock of CoComp Inc., a business serving commercial data storage customers in the western United States.

     On March 1, 2000, the Company changed its name to SAN Holdings, Inc. The Company's executive offices are located at 900 W. Castleton Road, Suite 100, Castle Rock, CO 80104. Its telephone number is (303) 660-3933, and its web site address is "www.sanz-inc.com."

     Unless the context otherwise requires, the term "Company" as used herein refers to SAN Holdings, Inc. and its wholly owned subsidiaries Storage Area Networks and CoComp, Inc. These two subsidiaries operate under the name Storage Area Networks.

DESCRIPTION OF BUSINESS

     Storage Area Networks, a Nevada corporation established in 1998, is a wholly owned subsidiary of the Company. It is a provider of data storage solutions for commercial businesses and the federal government, and it provides professional engineering services to design, integrate, and support fibre channel storage area network solutions. Storage area networks are intelligent connectivity infrastructures that link multiple hosts to multiple storage devices. Storage area network applications, such as LAN-free backup, storage consolidation, data sharing, remote mirroring, and high speed performance clustering enable businesses to improve application performance and increase capacity rapidly while reducing the cost of storing and managing their data. Key projects of Storage Area Networks since 1998 include systems integration for the U.S. Federal Government: assisting in the design and installation of an electronic data storage architecture in support of NASA's

Space Flight Operations, a back-up and recovery solution for the Defense Logistics Agency's Supply Centers, and storage systems for the Environmental Protection Agency and over a dozen other federal agencies.

     CoComp is a provider of fibre attach storage area networks to internet-based broad band providers and e-commerce business data centers. The business operations run parallel to the business of Storage Area Networks with an emphasis on providing fibre channel storage area network solutions for commercial customers: e-commerce and "dot.com" companies as well as medium to large traditional businesses with complex data management system requirements. The acquisition of CoComp Inc. provides the Company with greater access to commercial markets and added marketing offices in Dallas, Texas, Phoenix, Arizona, and in Colorado in Colorado Springs, Boulder, Denver and Castle Rock. CoComp has worked with large IT businesses such as HP and INTEL, where CoComp provided production data back-up and recovery support solutions for INTEL's chip manufacturing facilities in the U.S.

PRODUCTS AND SERVICES

     The Company represents manufacturers of "best of breed" storage area network hardware and software products including the BROCADE SilkWorm family of fibre channel switches and software, StorageTek automated tape library systems, METASTOR Disk Storage, Gadzoox managed hubs, EMULEX routers and hubs, Storage Area Networks's own Geospatial Information System, as well as back-up and recovery solutions, and software systems by Tivoli and VERITAS. The Company is a certified BROCADE[R] Fabric Integrator[TM] and has received comprehensive training on advanced storage area network configuration and integration. The Company designs high-performance storage area networks using the best combination of these products for the needs of each customer. The network components are designed to support various forms of storage area network architecture, including point-to-point, arbitrated loop and switched fabric networks. The Company's engineers provide the technical expertise to enable organizations to attain the benefits of these solutions. The following summarizes the key features and benefits of the Company's products: end-to-end data storage solutions for customers featuring "best of breed" devices and components, highly experienced technical engineers, direct relationships with manufacturers and end users featuring "turnkey" solutions.

INDUSTRY BACKGROUND

     Information management has become a necessity for many organizations today. The broad deployment of widely dispersed computer networks combined with the widespread use of the Internet, intranets and electronic commerce have allowed organizations to provide employees, customers and suppliers with access to vast amounts of data. However, this dramatic growth in the amount of data generated, stored, protected and accessed has created increasingly difficult information management problems. Compounding these problems are the greater number and types of users who access this data, as well as the proliferation of various types of software applications across many different computer devices that use different protocols for the input and output of data. Organizations therefore are seeking to implement processes and systems that effectively and efficiently store, manage and ensure the integrity and availability of data 24 hours-a-day, seven days-a-week, 365 days-a-year.

     While data storage capacity and microprocessor speeds have increased dramatically, the speed at which information is transmitted from storage systems to microprocessors has not increased nearly as rapidly. This imbalance has resulted in bottlenecks at the interconnection points where the input and output of data occurs. These interconnect points are commonly referred to as the I/O. These I/O bottlenecks can cause large delays in the movement of data within a network, significantly slowing down the network's day-to-day operations. The I/O bottleneck persists due, in large part, to the limitations of the computer protocols that traditionally have been used to transport data across the I/O.

     One of the most commonly used I/O protocols is the small computer system interface, or SCSI. While widely used, SCSI has inherent performance limitations, including:

     *  the amount of data SCSI can transport at one time;

     *  the physical distances over which SCSI can operate;

     * the limited number of storage devices SCSI can connect to a server;

     * SCSI's inability to grow with and adapt to the requirements of growing and changing computer networks;

     *  SCSI's lack of management capabilities; and

     * SCSI's inability to connect more than one server to a storage device, thereby restricting data accessibility.

     For example, a SCSI connection enables data throughput of only 40 or 80 megabytes per second, can transmit data over no more than 25 meters, and can support a maximum of only 15 devices. In addition, SCSI does not have any inherent capability to manage storage systems or any devices attached to those systems. As a result, already busy network servers also must perform these tasks. Finally, a SCSI-connected device can only be accessed by a single server. If the server becomes unavailable for any reason, data on its connected device becomes inaccessible. Despite its limitations, SCSI currently is the most prevalent interconnect, or I/O, protocol and is expected to remain an important I/O protocol in the future.

     Adding to the problems created by the I/O bottleneck is the so-called "point-to-point" architecture used in the vast majority of enterprise computing systems today. This architecture relies on a dedicated, point-to-point SCSI connection between each server and only one storage device. In effect, each server/storage pair becomes an island. To perform data backup -- making a copy of data to protect it from loss or corruption -- data must be moved from a storage system, through its attached server, over the primary computer network (referred to as the local area network, or LAN), then through another server to a backup storage system.

     Because users can access information residing on a storage device only from the server connected to that storage device, and because a significant amount of data must be moved across the local area network, two bottlenecks occur. First, the amount of data which can traverse the SCSI interconnect between the server and the storage device at a given time is severely limited, the information going to and coming from the storage device is more difficult to access and manage, and the risk of data loss is increased. As the number of requests for stored data from the server grows, congestion within the server increases and server performance further decreases. Second, the LAN becomes congested, slowing an organization's day-to-day operations. As a result, many organizations are moving away from point-to-point storage system architectures to reduce I/O bottlenecks and improve their overall information management.

FIBRE CHANNEL STORAGE AREA NETWORKS

     The higher performance Fibre Channel protocol has received broad recognition as a means to address many of the current limitations and difficulties of information management. Fibre Channel is an industry standard interconnect protocol developed in the early 1990s and approved by the American National Standards Institute in 1994. Fibre Channel enables data throughput of more than 100 megabytes per second, can transmit data over distances of up to 10 kilometers and can enable the interconnection of hundreds of different servers and storage systems. As a result of these capabilities, Fibre Channel has enabled the evolution of a new network storage architecture: the storage area network.

     A storage area network is a high-speed computer network dedicated to data storage that allows different types of storage devices, such as tape libraries and disk arrays, to be shared by all end users through network servers. Similar to the way in which traditional local and wide area computer networks permit any end user on the network to access any network server, a storage area network creates a "pool" of data storage that can be shared by multiple servers. Through various configurations similar to those used in traditional computer networks, storage area network's can connect any server with any storage system, and storage systems with each other. This any-to-any connectivity enables large amounts of data to be shared and accessed among servers and storage systems running different computer operating systems or software applications.

     Three key devices enable the interconnection of a storage area network with other network components, as well as the various components of the storage area network with each other:

     * The Storage Hub is a Fibre Channel-based device which connects Fibre Channel servers to Fibre Channel storage devices via a single shared data communication path. Leading suppliers of storage hubs include Gadzoox Networks and Vixel.

     * The Storage Switch is a Fibre Channel-based device which connects Fibre Channel servers to Fibre Channel storage devices via multiple
        communication paths. Leading suppliers of   storage switches include
        Ancor Communications, Brocade Communications and McDATA.

     * The Storage Router is a device which, in effect, translates communications across different computer protocols, including both SCSI and Fibre Channel, in order to connect all of the various components of the storage area network, including servers, storage systems, storage hubs and storage switches. By enabling data transport across multiple computer protocols, storage routers facilitate seamless communication between the storage area network and attached SCSI-based servers and storage systems. As such, storage routers enable both server-to-storage and storage-to-storage communication.

     Fibre Channel storage area networks have enabled a number of important applications, including:

     * LAN-FREE BACKUP. Disruptions to a computer system can result in the loss or corruption of data. Therefore, most organizations regularly perform data backup by moving data from storage systems to separate or off-site storage systems or data centers where the data can be safely stored. Because data backup can account for a significant portion of the data traffic over local area networks, it is often a major contributor to bottlenecks at the input/output interconnect. As networks are increasingly required to be available to users on an around-the-clock basis, the available time during which data backup can be performed has decreased, while the time required to perform backup has increased due to the growth of the amount of data being backed up. Unlike traditional backup which entails the use of multiple servers to access each of their storage devices, LAN-free backup uses the storage area network to move data from a storage system through one server then directly to a backup storage system. By moving the data backup function from the LAN to the storage area network, LAN-free backup substantially reduces I/O bottlenecks.

     * SERVER-FREE BACKUP. The development of server-free backup has the potential to further extend the benefits of LAN-free backup by virtually removing the server from the backup process. This application will enable automated data movement between storage systems directly across the storage area network, allowing data backup while utilizing a very small percentage of the server's internal data processing capacity. As a result, organizations will no longer need to identify lengthy time periods, or "backup windows," for disconnecting servers from the network in order to perform backup.

     * SHARED STORAGE. In the traditional point-to-point storage architecture, a significant portion of storage resources are underutilized because they are accessible only by a single server which may not efficiently use the resource. With storage area network's multiple servers can access the same storage devices, enabling more stored data to be available to more users, and reducing the need to add more servers or storage devices to support greater storage requirements.

     * DATA MIRRORING AND DISASTER TOLERANCE. Storage area network's improve an organization's ability to ensure the integrity of its data by facilitating data replication, or mirroring, and enhanced disaster tolerance and recovery. In mirroring, two copies of transaction data are created and maintained on separate storage systems. This redundancy reduces the chance of data loss or corruption. Because storage area network's enable very high data transmission rates and support transmission distances of up to 10 kilometers per Fibre Channel link, storage area network's enable mirroring across storage systems that may be many kilometers apart from each other. These capabilities also facilitate the creation and maintenance of offsite data centers that support business recovery in the event data is lost at a primary storage site.

     As storage area networks are relatively new, most storage devices in the market continue to be sold with the small computer system interface. Additionally, most organizations have made significant investments in storage devices and servers that use the small computer system interface. Thus, in order to enable organizations to achieve the benefits of deploying a storage area network, the storage area network must be able to operate in conjunction with the different I/O protocols employed by the devices which are connected to it or within it. Because many organizations have made significant investments in computer equipment which uses the small computer system interface protocol, organizations are reluctant to replace these devices on a wholesale basis or to stop purchasing them. As a result, these organizations will require their Fibre Channel-based storage area network's to communicate with SCSI-based devices.

     Several other current and emerging I/O protocols also are expected to be incorporated into commercial storage area network products, servers and storage systems in the future. These protocols include asynchronous transfer mode, which would support the high-speed transmission of data between multiple storage area network's via networks operating over large distances, otherwise known as wide area networks. Other current and future I/O protocols under development are intended to reduce the incidence of I/O bottlenecks. These include Next Generation I/O (NGIO) and Future I/O, as well as Infiniband, the recently announced combination of these two competing protocols. As new protocols achieve commercial acceptance, the products and services provided by the Company will be increasingly essential to connect these devices to the storage area network, enabling seamless communication among servers, storage devices and other storage area network components that utilize different computer protocols.

THE COMPANY'S SOLUTION

     The Company designs and implements comprehensive data storage solutions and provides technical consulting and servicing for customers on a national basis. The Company is not a manufacturer; its products and services are purchased by end-user organizations of all sizes in the public and private sector. The Company is a provider of professional engineering services to design, integrate, and support fibre channel storage area network solutions.

     Management believes that the Company's products and services help organizations improve and reduce their total cost of information management by offering a number of important benefits, including:

     FACILITATING EFFICIENT BACKUP AND RECOVERY. The Company's applications help connect SCSI tape storage systems to Fibre Channel storage area networks for LAN-free backup. By allowing the backup process to be accomplished across the storage area network, rather than across the local area network, a storage area network helps remove a common source of congestion within the LAN. As a result, the primary computer network has greater availability to perform day-to-day operations. LAN-free backup also provides flexibility to conduct backup at any time of day. This capability is increasingly important as users demand network availability around the clock and from geographically dispersed locations. By removing the server almost entirely from the backup process, server-free backup will offer further significant reductions in network server utilization. The Company's systems also support the distance capabilities of Fibre Channel storage area networks, enabling long distance data mirroring and the creation of redundant data sites to restore data when a dedicated storage system fails or is damaged.

     PROVIDING BROAD, VERIFIED INTEROPERABILITY. Many of the Company's high quality products are designed by the best manufacturers in the industry to function together, or interoperate, with all commercially available Fibre Channel storage hubs and storage switches, as well as other storage area network components, including storage devices, host bus adapters, operating systems and storage management software. Such products can function in thousands of different configurations of storage area network's, thus providing organizations with flexibility in designing and changing their storage area networks to fit their own specific needs. Furthermore, the Company's storage solutions support concurrent transmissions of data utilizing multiple computer protocols, including SCSI and the Internet Protocol. The Company's storage solutions can be deployed in storage area network's which connect servers running diverse operating systems, including NetWare, Unix and Windows NT.

     INCREASING SCALABILITY AND IMPLEMENTATION FLEXIBILITY.   The Company's
customized systems are designed to operate in any storage area network computing environment and are designed to be able to adapt as organizations grow and change their computer networks to address their increasing data storage and information management needs. The Company utilizes components designed to work in all Fibre Channel storage area network configurations so that organizations can modify their storage architecture to address their changing needs without changing their existing storage components. Organizations can incrementally add storage hardware as backup demands grow or as new storage devices are added to their networks. Many of the devices sold by the Company can be configured to support data transmission over copper or fiber optic lines.

     ENHANCING STORAGE AREA NETWORK MANAGEABILITY. The Company's storage area network systems are designed with features that support an organization's ability to conduct systems diagnostics and management, as well as real-time application monitoring, from remote locations. In addition, the proprietary software embedded in our storage routers enhances the ability of an organization to manage storage systems that are attached to the storage router by translating network management protocols to storage management protocols. To this end, we work closely with leading independent software vendors, such as BMC Software, Computer Associates, Hewlett-Packard and Tivoli Systems, to ensure that our storage routers can be managed through their network management software products.

     LEVERAGING EXISTING SERVER AND STORAGE SYSTEM INVESTMENTS.   The
Company's storage routers enable an organization's continued use of its large installed base of servers and storage devices that rely on the small computer system interface within a storage area network. In addition to enabling organizations to preserve these existing investments, the Company's storage routers improve the functionality of those systems when operated in conjunction with a storage area network. For example, by connecting SCSI-only servers to storage area network's, a process referred to as server migration, our storage routers enable those SCSI servers to run applications on a storage area network. By allowing consolidation of storage resources in centralized facilities, the Company's solutions also reduce the need for organizations to maintain a number of geographically dispersed and costly data storage centers and enable them to more efficiently use their existing data storage capacity.

SALES AND MARKETING

     The Company bases its sales and marketing strategy on a direct sales model executed through a sales staff of approximately 15 individuals based in Dallas, Texas; Phoenix, Arizona; and Castle Rock, Colorado. For the past two years, the Company's sales activity has focused principally on direct marketing to federal and commercial customers throughout the United States.
As the market for storage area networks products matures, the Company believes that direct sales will represent an increasing percentage of its total revenues. While the Company sells most of its products today through direct sales, with an expanded sales channel the Company believes that it will gain broader brand awareness and a greater presence in the departmental and mid-sized business markets where distributors, resellers and system integrators generally have a strong presence and can influence product adoption choices.

     The Company's marketing organization primarily focuses on coordinating strategic planning activities which help the Company to determine market segments to pursue, understand size and growth characteristics of these market segments, analyze competition within the market segments, define product features to successfully penetrate market segments and construct business analyses to measure expected return on investments. Additionally, the Company's marketing efforts are geared toward developing key relationships with OEMs, distributors, resellers and system integrators; participating in tradeshows to promote and launch our services, and coordinating the Company's involvement in various industry standards organizations. In order to raise potential customer awareness of the benefits of our data storage solutions and services, the Company also intends to increase its advertising in trade publications.

MANUFACTURING

     The Company manufactures no products and is a reseller of OEM "best of breed" components produced by manufacturers such as BROCADE, CROSSROADS SYSTEMS, IBM, STORAGETEK, METASTOR, VERITAS, and others.

RESEARCH AND DEVELOPMENT

     The Company is not engaged in material research and development activities excepting certain testing procedures of storage area network systems at its interoperability and testing center in Colorado. At the center, the Company's technical managers supervise the design and implementation of storage systems and solutions to ensure the highest levels of performance as required by the Company's customers.

COMPETITION

     The market for storage area networks products and services is increasingly competitive. The Company anticipates that the market for its services and systems will continually evolve and will be subject to rapid technological change. The Company currently faces competition from ATTO, Vanguard, MCSI, Cranel, Chaparral, Pathlight and, to some extent, Computer Network Technologies. In addition, the Company expects to face competition in the future from one or more of the following sources:

     *  OEMs, including the Company's customers and potential customers;

     *  LAN router manufacturers;

     * storage system industry suppliers, including manufacturers and vendors of other storage area networks products or entire storage area networks systems; and

     *  other innovative start-up companies.

     As the market for storage area networks products grows, the Company also may face competition from traditional networking companies and other manufacturers of networking products. These networking companies may enter the storage router market by introducing their own products or by entering into strategic relationships with or acquiring other existing storage area network product providers. It is also possible that OEM customers could develop and introduce products competitive with the Company's product offerings.

     Management believes the competitive factors in the storage are network market include the following:

     *  OEM endorsement;

     *  product reliability and verified interoperability;

     *  customer service and technical support;

     *  product performance and features;

     *  brand awareness and credibility;

     *  ability to meet delivery schedules;

     *  strength of distribution channel; and

     *  price.

TRADE NAMES

     The Company has registered the trade name "Storage Area Networks" in forty-six states.

INTELLECTUAL PROPERTY

     The Company does not own any patents or intellectual property.

EMPLOYEES

     At December 31, 1999, the Company employed no persons full time, with two executive officer positions filled on a part time basis. As a result of the January 2000 acquisitions of Storage Area Networks and CoComp, the Company now has four 4 executive officer employees and 25 subsidiary employees with 4 engaged in engineering; 12 in sales; 6 in marketing and customer support; and 3 in administration, information technology, human resources and finance.
None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the other information in this Form 10-KSB, the following factors should be considered in evaluating our business. The risks and uncertainties described below are those that we believe may materially affect our company. Additional risks and uncertainties that we are unaware of or that we deem immaterial also may become important factors that affect our company.

DUE TO OUR LIMITED OPERATING HISTORY AND THE UNCERTAIN DEVELOPMENT OF THE STORAGE AREA NETWORK MARKET, WE MAY HAVE DIFFICULTY ACCURATELY PREDICTING REVENUE FOR FUTURE PERIODS AND APPROPRIATELY BUDGETING FOR EXPENSES.

     We have generated product revenue for approximately two years through our two subsidiaries and, thus, we have only a short history from which to predict future revenue. This limited operating experience, combined with the rapidly evolving nature of the storage area network market in which we sell our products and other factors which are beyond our control, reduces our ability to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any shortfall of revenue. We are currently expanding our staff and increasing our expenses in anticipation of future revenue growth. If our revenue does not increase as anticipated, significant losses could result due to our higher expense levels.

WE HAVE EXPERIENCED AND EXPECT TO CONTINUE TO EXPERIENCE SIGNIFICANT PERIOD-TO-PERIOD FLUCTUATIONS IN OUR REVENUE AND OPERATING RESULTS, WHICH MAY RESULT IN VOLATILITY IN OUR STOCK PRICE.

     We have experienced and expect to continue to experience significant period-to-period fluctuations in our revenue and operating results due to a number of factors, and any such variations and factors may cause our stock price to fluctuate. Accordingly, you should not rely on the results of any past quarterly or annual periods as an indication of our future performance. It is likely that in some future period our operating results will be below the expectations of public market analysts or investors. If this occurs, our stock price may drop, perhaps significantly.

      A number of factors may particularly contribute to fluctuations in our revenue and operating results, including:

     * the timing of orders from, and product integration by, our customers, and the tendency of these customers to change their order requirements frequently with little or no advance notice to us;

     * the rate of adoption of storage area networks as an alternative to existing data storage and management systems;

     * deferrals of customer orders in anticipation of new products, services or product enhancements from us or our competitors or from other providers of storage area network products; and

     * the rate at which new markets emerge for products we are currently developing.

OUR BUSINESS IS DEPENDENT ON THE STORAGE AREA NETWORK MARKET WHICH IS NEW AND UNPREDICTABLE, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE, OUR BUSINESS WILL SUFFER.

     Fibre Channel-based storage area networks, or SANs, were first deployed in 1997. As a result, the market for SANs and related products has only recently begun to develop and is rapidly evolving. Because this market is new, it is difficult to predict its potential size or future growth rate. Our service and product offerings emphasize storage area networking technology and, therefore, our business is dependent to a large degree on the SAN market. Accordingly, the widespread adoption of SANs for use in organizations' computing systems is critical to our future success. Most of the organizations that potentially may purchase our products have invested substantial resources in their existing computing and data storage systems and, as a result, may be reluctant or slow to adopt a new approach like SANs. SANs are often implemented in connection with the deployment of new storage systems and servers. Therefore, our future success is also substantially dependent on the market for new storage systems and servers. Furthermore, the ability of the different components used in a SAN to function effectively, or interoperate, with each other when placed in a computing system has not yet been achieved on a widespread basis. Until greater interoperability is achieved, customers may be reluctant to deploy SANs.

WE ARE A RELATIVELY SMALL COMPANY WITH LIMITED RESOURCES COMPARED TO SOME OF OUR CURRENT AND POTENTIAL COMPETITORS.

     Some of our current and potential competitors have longer operating histories, significantly greater resources, broader name recognition and a larger installed base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, some of our current and potential competitors have already established supplier or joint development relationships with decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing products from us or to persuade them to replace our products with their products. Increased competition could decrease our prices, reduce our sales, lower our margins, or decrease our market share. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN OUR CURRENT PERSONNEL AND HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO SELL OUR PRODUCTS COULD BE HARMED.

     We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. In particular, due to the relatively early stage of our business, we believe that our future success is highly dependent on L. W. Buxton and Warren Smith, the co-founders of Storage Area Networks, to provide continuity in the execution of our growth plans. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

     As part of our growth strategy, we intend to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

     * problems integrating the acquired operations, technologies or products with our existing business and products;

     *  diversion of management's time and attention from our core business;

     * difficulties in retaining business relationships with suppliers and customers of the acquired company;

     * risks associated with entering markets in which we lack prior experience; and

     *  potential loss of key employees of the acquired company.

INSIDERS WILL CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER OUR COMPANY AND COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL.

     At March 31, 2000, our executive officers and directors, and their respective affiliates, beneficially owned, in the aggregate, approximately 33% of our outstanding common stock. As a result, these stockholders will be able to exert significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of voting power could delay or prevent an acquisition of our company on terms which other stockholders may desire.

OUR STOCK PRICE MAY BE VOLATILE.

     The market price of our common stock has been volatile in the past and may be volatile in the future. The market price of our common stock may be significantly affected by the following factors:

     *  actual or anticipated fluctuations in our operating results;

     * changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

     * changes in market valuations of other technology companies, particularly those that sell products used in storage area networks;

     * announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

     *  departures of key personnel.

The stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK.

     Although there is a limited market for the Company's Common Stock, there can be no assurance that such a market can be sustained. The investment community could show little or no interest in the Company in the future. As a result, purchasers of the Company's securities may have difficulty in selling such securities should they desire to do so. The Common Stock currently trades on the NASD's Bulletin Board.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's principal administrative, sales and marketing, education, customer support and research and development facilities are located in a single office building at 900 W. Castleton Road, Castle Rock, CO 80104. The Company currently occupies approximately 10,000 square feet of office space in the facility. The term of the lease is 5 years; June 1, 1999 through May 31, 2005, and represents a lease commitment of $122,147 per year. The Company also maintains sales and marketing offices, each with 400 square feet or less, in Dallas, Texas, Phoenix, Arizona, Boulder, Colorado, and Colorado Springs, Colorado.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal proceedings which management believes could have a material adverse effect on its financial position, except as follows:

     On May 15, 1999, the Company filed a lawsuit against 3Si Holdings, Inc. ("3Si") in the District Court, Arapahoe County, Colorado, Civil Action No. 99 CV 1784, seeking payment of fifteen unpaid invoices totaling $745,637.

     On March 16, 2000 the Company entered into a Settlement Agreement(the "Agreement") with 3Si in which 3Si stipulated that the amount of debt owed by 3Si to the Company is $2,261,047.88. The Company agreed to convert this debt into 6,460,137 shares of the common stock of 3Si, which values the shares at $.35 per share. 3Si is a publicly-traded company whose shares trade on the OTC Bulletin Board under the symbol TSIH. The Agreement further provides that 3Si is required to redeem the shares under the provisions set forth in the Agreement. As revenues come in from certain specified sources, 3Si is required to use those funds to redeem the shares issued to the Company. In addition 3Si is required to pay to the Company 50% of any equity infusions or loans. All redemptions during the first six months will be at a price of $.35 per share, and all redemptions thereafter will be at $.52 or the then current market price, whichever is higher.

     The shares of 3Si which the Company will receive will be restricted shares, but 3Si has agreed that if it has not redeemed at least $750,000 of the shares within 185 days, it will file a registration statement with the SEC to cover the resale of the remaining shares owned by the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There have been no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. The Company's Common Stock trades in the over-the-counter market, under the symbol "SANZ." The following table sets forth the high and low bid prices for the Company's Common Stock for the periods indicated as reported by the OTC Bulletin Board. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

           QUARTER ENDED                 HIGH BID*    LOW BID*
           -------------                 --------     -------
     March 31, 1998                       $41.625     $31.50
     June 30, 1998                        $40.50      $32.625
     September 30, 1998                   $32.625     $ 9.00
     December 31, 1998                    $ 9.00      $ 6.75

     March 31, 1999                       $ 6.75      $ 2.25
     June 30, 1999                        $ 6.75      $ 2.25
     September 30, 1999                   $ 2.52      $ 2.25
     December 31, 1999                    $ 7.20      $ 1.125

* The above prices have been adjusted to reflect the 1 for 36 reverse split effective March 2, 2000.

     (b) HOLDERS. As of March 28, 2000, the Company had 140 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

     On December 20, 1999, the Company declared a dividend of its shareholdings of Alliance Medical Corporation. 578,190 Alliance common shares, a private non-trading security, are payable to all common and preferred shareholders of Citadel, pro rata, as of December 31, 1999 with any fractional shares rounded up to equal one share. The Company has placed the Alliance shares in escrow with James K. Kreutz and Associates, P.C. of Englewood, Colorado. These shares will be distributed once Alliance becomes an SEC reporting Company. If this does not occur by December 31, 2001, the shares will be returned to the Company.

     (d) RECENT SALES OF UNREGISTERED SECURITIES. During the three months ended December 31, 1999, the Company had five transactions involving the sale of unregistered shares of the Company's common stock:

     1. During October 1999, the Company issued 50,000 (pre-split) shares to an existing shareholder upon conversion of a debenture.

     2. During November 1999, the Company issued 9,108,200 (pre-split) shares to an accredited investor upon conversion of $91,082 in debt owed by the Company to the investor.

     3. During November 1999, the Company issued a total of 432,000 (pre-split) shares to seven partners of a law firm as payment for prior legal services.

     4. During November 1999, the Company issued 1,765,725 (pre-split) shares to Estate Management Services ("EMS") in connection with the termination of a

Consulting Agreement which the Company had entered into with EMS on July 1, 1998. EMS was already a shareholder of the Company and was an "accredited investor."

     5. During December 1999, the Company issued 22,937 (pre-split) shares to holders of the Company's preferred stock for the October dividend on the preferred stock.

     Each shareholder was provided current information on the Company and given the opportunity to ask questions of management. Except for the dividends on the preferred stock each of these transactions was entered into after negotiations between the Company and the shareholder. Appropriate restrictive legends were placed on all certificates and stop transfer instructions were issued to the transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

OVERVIEW

     The Company's historic focus was to acquire controlling interests in operating companies in growth industries and increase the value of the investment by providing or locating the managerial, administrative and financial assistance necessary to facilitate growth.

     On March 26, 1997, the Company acquired a 64% interest in AMR in exchange for 1,633,608 pre-split shares of the Company's common stock. In March 1998, the Company tendered its investment in AMR to Alliance Medical Corporation ("Alliance"), a private company established for the purpose of merging AMR and a competitor, ORRIS, Inc. As a result of the transaction, the Company received 621,025 Alliance common shares and a note receivable of $720,575. In July 1999, the Company entered into a settlement agreement with Alliance pursuant to which the Company converted the note receivable into 266,880 common shares of Alliance at $2.70 per share, and received a cash payment of accrued interest of $150,000, and payment of consulting fees of $14,250. As the Company had fully reserved all amounts due from Alliance, the settlement resulted in a gain to the Company of $103,923.

     For the year ended December 31, 1999, the Company was principally involved in settling its delinquent indebtedness and collecting amounts due from Alliance. During 1999 the Company settled numerous delinquent accounts payable and notes payable balances in consideration of a combination of cash payments aggregating $83,000, the issuance of 10,530,000 pre-split shares of the Company's common stock valued at $237,000, and 245,000 shares of Alliance valued at $0, for total consideration of $320,000 and a gain on settlement of debt of $544,410.

RESULTS OF OPERATIONS

     As of December 31, 1999 the Company had no assets other than minor cash balances and a leased car and had settled substantially all of its delinquent indebtedness.

     Revenues for the year ended December 31, 1999 were $60,327 as compared to revenues of $122,875 for the year ended December 31, 1998. The only revenue for 1999 was interest income received from Alliance in connection with the settlement of the note receivable from Alliance.

     General and administrative expenses for the year ended December 31, 1999 were $391,967 as compared to $362,406 for the year ended December 31, 1998. The increase in general and administrative expenses was due to the efforts to clean up the Company's balance sheet.

     Interest expense increased from $28,034 in the year ended December 31, 1998 to $104,309 in the year ended December 31, 1999 due to the treatment of the settlements which were reached during 1999 regarding debt owed by the Company in which restricted stock was issued to retire the debt.

     The Company recognized a gain on settlement of $103,923 during the year ended December 31, 1999 due to the settlement of the receivable due from Alliance.

     The Company recognized a gain on extinguishment of debt of $544,026 during the year ended December 31, 1999 due to the settlement of various debts owed by the Company.

     The Company had a net income before tax of $212,384 in the year ended December 31, 1999 compared to a net loss of $385,440 in the year ended December 31, 1998. The 1999 net income was due principally to the extraordinary item relating to the extinguishment of debt.

     The revenues and expenses for the year ending December 31, 2000, will be significantly larger than they were for the prior year due to the acquisitions of the two subsidiaries discussed below and in the Business section in Item 1.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at December 31, 1999, was a negative $31,490 compared to a negative $503,308 at December 31, 1998.

     On January 7, 2000 the Company issued 3,800,000 shares of Series BB convertible preferred stock in exchange for all the outstanding stock of Storage Area Networks. Immediately following the closing of this acquisition, the Company sold 2,685,325 shares of Series AA convertible preferred stock for $1.50 per share, generating approximately $3,652,095 after expenses. The Company also sold 497,334 units of Series AAA convertible preferred stock and common stock warrants for approximately $1,383,562, after expenses. Each unit contains one share of AAA convertible preferred stock and two 120-day common stock warrants with an exercise price of $3.50 per share, and $5.00 per share, respectively.

     On January 21, 2000, the Company acquired all the outstanding stock of CoComp, Inc. in exchange for $1,079,000 in cash, $951,000 in promissory notes and common stock valued at $1,000,000.

YEAR 2000

     The Company did not experience any significant problems relating to the change in the year 2000. Efforts to make changes to systems and establishing contingency plans were effective. Additionally, external parties supplying services to the Company experienced no significant problems. As of March 31, 2000, no significant losses were incurred relating to any customer as a direct result of Y2K. The Company intends to continue to monitor computer data sensitive issues. It is possible, although management does not consider it likely, that other dates in the year 2000 may further affect computer software and systems or that a year 2000 problem has not yet been discovered by the Company, or third parties with which the Company conducts business.

ITEM 7.  FINANCIAL STATEMENTS.

     The Consolidated Financial Statements of the Company are attached as follows:

                                                                Page

     Independent Auditor's Report ............................   F-1

     Balance Sheets - December 31, 1999 and 1998 .............   F-2

     Statements of Operations for the Years Ended
     December 31, 1999 and 1998 ..............................   F-4

     Statements of Cash Flows for the Years Ended
     December 31, 1999 and 1998 ..............................   F-5

     Statements of Changes in Stockholders' Equity
     for the Years Ended December 31, 1999 and 1998 ..........   F-6

     Notes to the Financial Statements - December 31,
     1999 and 1998 ...........................................   F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     Information with respect to the executive officers and directors of the Company is set forth below:

       Name             Age            Company Positions and Offices
       ----             ---            -----------------------------

Louis F. Coppage        63     Chairman of the Board

L.W. Buxton             63     President, Chief Executive Officer and Director

Warren Smith            48     Vice President, Chief Operating Officer and
                               Director

Cory J. Coppage         36     Treasurer, Corporate Secretary and Director

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS OF CITADEL

     LOUIS F. COPPAGE - CHAIRMAN. Mr. Coppage, 63, was elected to the Board of Directors of the Company in August 1997, and served as President from September 1997 to January 2000. He has over twenty years of executive and managerial experience with both domestic and international operations involving finance and business development for both private and public corporations. From 1986 to present, Mr. Coppage has served as a financial consultant for numerous clients in real estate, energy, insurance, and investments. He has provided advisory services with an emphasis on the capital formation process for corporate clients including SyberSay Communications, of Walnut Creek, CA, and Universal Management Inc., of Denver, CO. From 1978 to 1986, Mr. Coppage was founder and principal of American Energy Investments, Inc., of Denver, CO. From 1969 to 1979 he was president of Foresee, Ltd., an energy development company, and of Coppage & Associates, a financial planning company in Denver, CO. Mr. Coppage studied business at the University of Maryland and Emporia State College before beginning his career at Connecticut General Life Insurance Company in 1964, where he was recognized for his achievements in publications such as Time, Newsweek and U.S. World Report. He was a founding member of the insurance and financial planning groups, Top of the Table and The Forum.

     L.W. BUXTON - PRESIDENT AND CEO. L.W. "Buck" Buxton has served as President, CEO and a Director of the Company since January 7, 2000, when the Company completed its acquisition of Storage Area Networks, and he has served as President and a Director of Storage Area Networks since November 1998. Mr. Buxton's professional experience includes 30 years of service in the US Air Force, where he gained experience and insight into data processing economies of scale, and technology support requirements of the federal government. In his final position, he served as a Colonel managing a software development directorate with a total budget approaching $1 billion, before retiring in 1991. From 1995 through 1998 he was employed by and served as a director of 3Si Corporation, of Englewood, CO. Mr. Buxton earned a Bachelor of Science Degree in Accounting from Indiana University and a Master of Business Administration Degree from the University of Southern California.

     WARREN SMITH - CHIEF OPERATING OFFICER, VICE PRESIDENT AND DIRECTOR. Warren Smith has served as Vice President and a Director of the Company since January 7, 2000, when the Company completed its acquisition of Storage Area Networks, and he has served as Vice President and a Director of Storage Area Networks since November 1998. From 1994 to 1997, he was the director of marketing programs to the Federal Government for 3Si Corporation, a software development company in Denver, Colorado. From 1992 to 1994, he was the director of federal programs at CNS in Denver. From 1984 to 1987, he held a progression of engineering and program management positions with Fortune 500 companies, GTE, Entek and Raytheon. Mr. Smith served as a Captain in the US Air Force for 10 years in a variety of positions in the fields of counter-intelligence and satellite operations. He is a graduate (1973) of the US Air Force Academy and received a masters degree in operations research from the USAF Institute of Technology in 1981.

     CORY J. COPPAGE - TREASURER, SECRETARY AND DIRECTOR. Mr. Coppage joined the Company as Secretary in 1999 and became Treasurer and a member of the Board of Directors in January 2000. He has over ten years of business management experience working with various public and private companies. From 1989 to 1994 he was a Vice President of Marketing for Liability Insurance Operations Network, Inc., and W.J. Plemons Insurance Agency of Atlanta, Georgia. From 1994 to 1998, he was Secretary and Director of American Consolidated Growth Corporation, a public holding company. From 1997 to 1999 he served as an officer and director of AGTsports, Inc. of Denver, Colorado. Mr. Coppage holds a Bachelor's of Science Degree in Business Administration from Regis University (1985) and has completed work-study programs in the areas of Business Management and SEC reporting and compliance issues.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The following officers, directors and/or 10 percent shareholders of the Company have filed late reports on Forms 3, 4 or 5 with respect to the number of transactions indicated or have failed to file a required Form 3, 4 or 5 for the period from January 1, 1999 to December 31, 1999, as indicated in the following table:

                          Number of        Number of        Failure to
           Name          Late Reports     Transactions     File a Report
           ----          ------------     ------------     -------------

     No Late Reports          0                0                  0

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer whose total annual salary and bonus exceeded $100,000 for the years ended December 31, 1999 and 1998:

                                  SUMMARY COMPENSATION TABLE

                                                        LONG-TERM COMPENSATION
                                                   ----------------------------------
                           ANNUAL COMPENSATION         AWARDS        PAYOUTS
                          -----------------------  ----------------- --------
                                                            SECURI-
                                                             TIES
                                                            UNDERLY-
                                           OTHER     RE-      ING               ALL
                                           ANNUAL  STRICTED OPTIONS/           OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION       YEAR  SALARY   BONUS   SATION  AWARD(S) (NUMBER)  PAYOUTS  SATION
------------------  ----  -------  -----   ------  -------- --------  -------  ------

Louis F. Coppage,   1999    -0-      0      --       --        --       --       --
  Chairman & CEO    1998    -0-      0      --       --        --       --       --


                       OPTION GRANTS IN LAST FISCAL YEAR

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the ownership of the Company's equity securities by (i) each person known by the Company to own 5 % or more of each class of equity securities, (ii) each officer and director of the Company, and by (iii) all executive officers and directors as a group.

Name and Address of              Amount and Nature of         Percent
  Beneficial Owner                    Ownership               of Class
-------------------              --------------------         --------

Louis F. Coppage                         50,000 (1)              *
900 Castleton Road
Suite 100
Castle Rock, Colorado 80104

L. W. Buxton                          1,447,667 (2)             17.1%
900 Castleton Road
Suite 210
Castle Rock, Colorado 80104

Warren Smith                          1,338,667 (3)             15.8%
900 Castleton Road
Suite 210
Castle Rock, Colorado 80104

Cory J. Coppage                          50,000 (1)               *
900 Castleton Road
Suite 100
Castle Rock, Colorado 80104

All Directors and Officers            2,886,334                 33.4%
as a Group
________________________

*   Less than one percent.

(1) Represents shares underlying currently exercisable options.

(2) Includes 1,367,667 shares held of record by Mr. Buxton and 80,000 shares underlying currently exercisable options.

(3) Includes 1,278,667 shares held of record by Mr. Smith and 60,000 shares underlying currently exercisable options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In March 1999 the Company settled an overdue note payable to a non-affiliated third party. The note payable and accrued interest of $62,291 as of December 31, 1998 were settled for a cash payment of $35,000 and the issuance of 300,000 pre-split shares of Citadel valued at $ 15,000, for total consideration of $ 50,000 and a gain on settlement of debt of $ 12,291. In conjunction with this settlement, Louis Coppage, the President and CEO, loaned the Company the $35,000 necessary for the payment of the settlement pursuant to a 10% promissory note with interest and principal due March 1, 2001. The promissory note was secured by 17,500 shares of Alliance and provided an option to purchase the shares comprising the collateral at a price of $2.00 per share for a period of up to one year following the repayment of the note. In November 1999, the Company redeemed the Note from the Holder's assignee in exchange for 37,042 restricted common shares based on a fair market value of $37,042.

     During fiscal 1999, the Company recognized $292,141 in compensation expense as a result of a July 1, 1998 consulting agreement with Estate Management Services ("EMS"), a principal shareholder, for business development services. The agreement was terminated in November 1999 upon payment of 1,765,725 (pre-split) restricted common shares of the Company. The Company also transferred to EMS 64,466 shares of Alliance Medical Corporation Common Stock, a non-trading security.

     In January 2000, the 917,500 shares of the Company's preferred stock outstanding as of December 31, 1999 were converted into 4,587,500 shares of common stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

Exhibit
Number    Description                        Location
-------   -----------                        --------

  3.1     Articles of Incorporation          Incorporated by reference to
                                             original registration statement

  3.2     By-laws, as amended                Filed herewith electronically

  3.3     Articles of Amendment to           Filed herewith electronically
          Articles of Incorporation
          (Series AA Convertible
          Preferred Stock dated
          January 7, 2000)

  3.4     Articles of Amendment to           Filed herewith electronically
          Articles of Incorporation
          (Series BB Convertible
          Preferred Stock dated
          November 22, 1999)

  3.5     Articles of Amendment to           Filed herewith electronically
          Articles of Incorporation
          (Series AAA Convertible
          Preferred Stock dated
          January 10, 2000)

  3.6     Articles of Amendment to           Filed herewith electronically
          Articles of Incorporation
          Changing the Name to
          SAN Holdings, Inc.

 10       Share Exchange Agreement between   Incorporated by reference to
          Citadel Environmental Group, Inc.  Exhibit 10.1 to the Registrant's
          and Applied Medical Recovery,      Form 10-K dated December 31, 1996
          Inc. dated as of March 26, 1997

 10.1     Purchase and Sales Agreement       Incorporated by reference to
          between Citadel Environmental      Exhibit 10.2 to the Registrant's
          Group, Inc. a Robert R. Barber     Form 10-K dated December 31, 1996
          dated September 22, 1997

 10.2     Share Exchange Agreement between   Incorporated by reference to
          Citadel Environmental Group and    Exhibit 10 to the Registrant's
          Storage Area Networks dated        Form 8-K dated January 7, 2000
          January 7, 2000

 10.3     Purchase Agreement by and among    Incorporated by reference to
          the Company, Storage Area          Exhibit 10.1 to the Registrant's
          Networks and Brent J. Duckworth    Form 8-K dated January 21, 2000

 10.4     Purchase Agreement by and among    Incorporated by reference to
          the Company, Storage Area          Exhibit 10.2 to the Registrant's
          Networks and Lawrence J. Chisesi   Form 8-K dated January 21, 2000

 10.5     Purchase Agreement by and among    Incorporated by reference to
          the Company, Storage Area          Exhibit 10.3 to the Registrant's
          Networks and Kent A. Shields       Form 8-K dated January 21, 2000

 10.6     Purchase Agreement by and among    Incorporated by reference to
          the Company, Storage Area          Exhibit 10.4 to the Registrant's
          Networks and Steve Davis           Form 8-K dated January 21, 2000

 27       Financial Data                     Filed electronically herewith

     (b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                         INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of Citadel Environmental Group, Inc.
Denver, Colorado

I have audited the accompanying balance sheets of Citadel Environmental Group, Inc. as of December 31, 1999 and 1998 and the related statements of operations, cash flows, and changes in stockholders' deficit for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provided a reasonable basis for my opinion.

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Citadel Environmental Group, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not had significant operating revenues in several years and as of December 31, 1999 does not own any assets that could generate any significant operating revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2, Going Concern, and Note 17, Subsequent Events. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Skeehan & Company

SKEEHAN & COMPANY
Pasadena, California
March 23, 2000

                       CITADEL ENVIRONMENTAL GROUP, INC.
                               BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998

                                    ASSETS

                                                   1999              1998
                                                -----------      -----------

Current Assets
  Cash                                          $     2,716      $         9
  Prepaid Expense                                         0          198,308
                                                -----------      -----------
     Total Current Assets                             2,716          198,317
                                                -----------      -----------

Property and Equipment, Net                          27,671                0
                                                -----------      -----------

Other Assets
  Note receivable-affiliate                               0          720,575
  Management fees receivable-affiliate                    0           60,000
  Accrued interest receivable-affiliate                   0          145,627
                                                -----------      -----------
                                                          0          926,202
  Less: Allowance for uncollectibles                      0         (926,202)
                                                -----------      -----------
     Total Other Assets                                   0                0
                                                -----------      -----------
     Total Assets                               $    30,387      $   198,317
                                                ===========      ===========


















                 See Accompanying Independent Auditor's Report
                     and Notes to the Financial Statements

                       CITADEL ENVIRONMENTAL GROUP, INC.
                                BALANCE SHEETS
                            DECEMBER 31, 1999 AND 1998

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                   1999              1998
                                                -----------      -----------

Current Liabilities
  Accounts payable                              $    32,124      $   151,883
  Payroll taxes payable                                   0            1,826
  Capital lease obligations - current                   482                0
  Notes payable                                           0           74,938
  Accrued expenses                                        0          291,378
  Franchise tax payable                               1,600            1,600
  Convertible debentures                                  0          180,000
                                                -----------      -----------
     Total Current Liabilities                       34,206          701,625

Capital Lease Obligations - Net of Current           14,518                0
                                                -----------      -----------
     Total Liabilities                               48,724          701,625
                                                -----------      -----------

Stockholders' Deficit

Preferred stock- convertible, no par value,
  authorized 1,199,000 shares, issued and
  outstanding: 917,500 shares in 1999 and 1998      873,250          873,250

Common stock, no par value, authorized
  25,000,000 shares, issued and outstanding:
  540,228 in 1999 and 199,185 shares in 1998      5,801,049        5,526,168

Accumulated deficit                              (6,692,636)      (6,902,726)
                                                -----------      -----------
     Total Stockholders' Deficit                    (18,337)        (503,308)
                                                -----------      -----------

     Total Liabilities and Stockholders'
       Deficit                                  $    30,387      $   198,317
                                                ===========      ===========







                 See Accompanying Independent Auditor's Report
                     and Notes to the Financial Statements

                       CITADEL ENVIRONMENTAL GROUP, INC.
                           STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                   1999              1998
                                                -----------      -----------
Revenues:
  Management fees-affiliate                     $         0      $    15,000
  Interest income-affiliate                          60,327          107,875
                                                -----------      -----------
     Total Revenue                                   60,327          122,875
                                                -----------      -----------

Operating Expenses:
  General and administrative expenses               391,967          362,406
                                                -----------      -----------
     Loss From Operations                          (331,640)        (239,531)
                                                -----------      -----------

Other Income/(Expense):
  Interest expense                                 (104,309)        (28,034)
  Gain on settlement                                103,923               0
  Provision for uncollectibles from affiliate             0        (117,875)
                                                -----------      -----------
     Total Other Income/(Expense)                      (386)        (145,909)
                                                -----------      -----------
     (Loss) Before Taxes and Extraordinary
      Items                                        (332,026)        (385,440)

     Provision For Income Taxes                           0             (800)
                                                -----------      -----------
     Income/(Loss) Before Extraordinary Item       (332,026)        (386,240)

Extraordinary item - gain on extinguishment
  of debt (net of income tax of $0)                 544,410                0
                                                -----------      -----------
     Net Income (Loss)                          $   212,384      $  (386,240)
                                                -----------      -----------
Earnings Per Common Share:

(Loss) From Operations Before
  Extraordinary Item                            $     (1.28)     $     (2.04)
Extraordinary Item                                     2.11             0.00
                                                -----------      -----------
Net Income/(Loss)                               $      0.83      $     (2.04)
                                                ===========      ===========

Earnings Per Common Share - Diluted:

(Loss) From Operations Before
  Extraordinary Item                            $     (0.87)     $     (2.04)
Extraordinary Item                                     1.45             0.00
                                                -----------      -----------
Net Income/(Loss)                               $      0.58      $     (2.04)
                                                ===========      ===========

Weighted-Average Number of Common Shares
  Outstanding Used in Basic EPS Calculation         258,554          188,481
                                                ===========      ===========
                 See Accompanying Independent Auditor's Report
                     and Notes to the Financial Statements

                       CITADEL ENVIRONMENTAL GROUP, INC.
                           STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                   1999              1998
                                                -----------      -----------
Operating Activities:
Net Income/(Loss)                               $   212,384      $  (386,240)
Adjustments to Reconcile Net Income/(Loss) to
  Cash Used in Operating Activities:
   (Increase) Decrease in:
    Depreciation                                        666                0
    Interest receivable - affiliate                 145,627                0
    Management fees receivable - affiliate           14,250                0
    Allowance for uncollectibles - affiliate        103,923                0
    Prepaid expense                                 198,308                0
    Increase (Decrease) in:
     Accounts payable                              (132,670)          49,866
     Franchise taxes payable                              0              800
     Accrued expenses                               (39,044)         140,610
     Extraordinary gain                            (544,410)               0
                                                -----------      -----------
Cash Used in Operating Activities                   (40,966)        (194,964)
                                                -----------      -----------
Investing Activities:
  Acquisition of capital lease asset                (13,337)               0
  Loan advance to affiliate                               0             (575)
  Payment received on affiliate                           0            5,000
                                                -----------      -----------
Cash Provided By/(Used In) Investing Activities     (13,337)           4,425
                                                -----------      -----------
Financing Activities:
  Proceeds from convertible debentures                    0           25,000
  Proceeds from exercises of warrants                     0          159,000
  Loan repayments                                   (35,000)               0
  Proceeds from loans                                92,010            5,000
                                                -----------      -----------
Cash Provided By Financing Activities                57,010          189,000
                                                -----------      -----------
     Net Increase/(Decrease) in Cash                  2,707           (1,539)

     Beginning Cash                                       9            1,548
                                                -----------      -----------

     Ending Cash                                $     2,716      $         9
                                                ===========      ===========









                 See Accompanying Independent Auditor's Report
                     and Notes to the Financial Statements

                        CITADEL ENVIRONMENTAL GROUP, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                            Common Stock        Preferred Stock     Accumulated     Stockholders'
                        Shares      Amount     Shares     Amount    (Deficit)     Equity/(Deficit)
                       --------   ----------   -------   --------   -----------   ----------------
Balance December 31,
 1997                  $176,883   $3,353,032   997,500   $953,250   $(4,937,228)     $(630,946)
Correction (See Note
 12)                               1,531,508                         (1,531,508)
                       --------   ----------   -------   --------   -----------      ---------
Adjusted Balance
 December 31, 1997      176,883    4,884,540   997,500    953,250    (6,468,736)      (630,946)

Common stock issued
 for consulting fee       8,981      258,662                                           258,662

Common shares issued
 on warrant sales         5,617      154,185                                           154,185

Common stock issued
 acquisition AMR             85

Conversion of debt and
 interest to stock        4,071      101,031                                           101,031

Conversion of preferred
 stock to common          2,222       80,000   (80,000)   (80,000)

Preferred dividend-
 common stock             1,326       47,750                           (47,750)

Net loss - 1998                                                       (386,240)       (386,240)
                       --------   ----------   -------   --------   -----------      ---------
Balance December 31,
 1998, Restated         199,185   $5,526,168   917,500   $873,250   $(6,902,726)     $(503,308)

Preferred dividend -
 common stock             1,274        2,294                             (2,294)

Conversion of debt and
 Interest to common
 stock                  290,721      237,272                                           237,272

Common stock issued
 per EMS termination
 Agreement               49,048       35,315                                            35,315

Net income - 1999                                                       212,384        212,384
                       --------   ----------   -------   --------   -----------      ---------

Balance December 31,
 1999                   540,228   $5,801,049   917,500   $873,250   $(6,692,636)     $(18,337)
                       ========   ==========   =======   ========   ===========      =========



                 See Accompanying Independent Auditor's Report
                     and Notes to the Financial Statements

                      CITADEL ENVIRONMENTAL GROUP, INC.
                     NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Organization

Citadel Environmental Group, Inc. (the "Company") was organized on July 1, 1983. The Company was inactive during 1993, 1994, and 1995. On August 12, 1996 the Company recommenced operations and became an investment company, which acquires controlling and non-controlling interest in operating companies. The Company provided operating capital, management advisory services, and assistance in market development for emerging growth companies in which it invests.

During fiscal 1996 to 1999, the Company was primarily engaged in developing its investment in a medical instrument reprocessing business, Applied Medical Recovery, Inc. ("AMR"). In March 1998, AMR was sold to Alliance Medical Corporation, of Phoenix, Arizona, and the Company became a creditor and shareholder of Alliance without an operating business or source of revenues. In fiscal 1998 and 1999, the Company adopted a new business plan designed to identify new business opportunities and to eliminate outstanding debts through the issuance of restricted common stock.

At December 31, 1999 the Company had pending transactions to acquire 100% of the outstanding stock of Storage Area Networks, a data storage solutions and services business and 100% of the outstanding stock of CoComp, a business
serving commercial data storage customers. See Note 17   Subsequent Events.

Accounting Method

The Company maintains its books and records, presents its financial statements, and files its income tax returns utilizing the accrual method of accounting. The accrual method recognizes income when earned and expenses when incurred.

Property and Equipment

Property and Equipment consists of transportation equipment held under capital leases and are recorded at cost. Depreciation is recorded using the straight-line method over the useful lives of the assets. Depreciation expense for the years ended December 31, 1998 and 1999 was $0 and $666 respectively.

Upon sale or retirement of property and equipment the related cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is recognized. Repairs and maintenance expenditures that do not extend the useful lives are expensed during the period they are incurred.

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


                 See Accompanying Independent Auditor's Report

                      CITADEL ENVIRONMENTAL GROUP, INC.
                     NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Capital Lease

The Company leases an auto under a capital lease agreement expiring in 2002. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. Following is a summary of future minimum lease payments as of December 31, 1999:

                    2000          $   482
                    2001              602
                    2002           13,916
                                  -------
                    Total         $15,000
                                  =======

Concentration Risk

During 1999, the Company only received income from AMR, a related party entity, which the Company owns a minority interest in its parent company, Alliance. Therefore this concentration gives added risk to the potential lack of future revenues.

Operating Leases

The Company during 1998 leased office facilities in Thousand Oaks, California on a month to month basis. Subsequent to that the Company operated out of the corporate secretary's home office without any rental obligations. Starting in March 1999 the corporate offices were moved to Denver, Colorado. During 1999, the Company shared office space with the president of the company on a month to month rental agreement of $1,367 per month. Rent expense for the years ended 1999 and 1998 are $10,140 and $6,355, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results may differ from those estimates.





                 See Accompanying Independent Auditor's Report

                      CITADEL ENVIRONMENTAL GROUP, INC.
                     NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

Provision for Uncollectibles/Asset Impairment

Due to uncertainty regarding the Company's receivables from AMR, the Company has classified the receivables as impaired and has fully reserved the following assets. In 1999, the receivables were negotiated and settled for cash and Alliance stock. The settlement resulted in a gain of $103,923 to the Company and is reported in the statement of operations. The amounts due from AMR and its parent Alliance are as follows:

                                            December 31,
                                          1999        1998
                                        -------     --------

          Note Receivable               $     0     $720,575
          Management Fee                      0       60,000
          Accrued Interest                    0      145,627
                                        -------     --------
                                        $     0     $926,202
                                        =======     ========

Earnings Per Share

Earnings per share were computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the year and was adjusted to reflect the 36 for 1 reverse split (Note 17 Subsequent Events).

NOTE 2 - GOING CONCERN

The Company's continued existence is in doubt. The Company has not had any significant operating revenues in several years and as of December 31, 1999 the Company did not own any liquid assets that would generate any operating revenues.

Management believes that the reduction of debt initiated prior to and subsequent to December 31, 1999 will reduce the Company's financial deficiencies and provide the necessary financing to acquire the assets needed to generate the sufficient operating revenues and recover from continued operating losses. Subsequent to December 31, 1999 the Company acquired two operating companies with aggregate revenues in excess of $21,000,000. See Note 17 Subsequent Events.







                 See Accompanying Independent Auditor's Report

                      CITADEL ENVIRONMENTAL GROUP, INC.
                     NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998

NOTE 3 - PREPAID EXPENSE - CONSULTING FEES

On July 1, 1998 the Company entered into a consulting agreement with Estate Management Services ("EMS") for business development services. The agreement was to expire December 31, 2000 and was paid as follows:

     Citadel Environmental Group Common Stock (Pre-Split)   323,328 shares
     Alliance Medical Corporation Common Stock               27,250 shares

Based on a fair market value of $0.80 and $0 for the Citadel and Alliance shares, respectively, the Company recognized $258,662 in consulting expense as a result of this agreement, $198,308 of which was deferred as of December 31, 1998. Fair market value was derived from stock prices on actual trading activity. In 1999, the Company terminated the contract due to the pending
transaction with S.A.N.   Note 17 Subsequent events and 1,765,725 pre split
shares were issued to terminate the contract. Therefore, the remaining deferred balance was expensed in 1999. Consulting expense for the years ended 1999 and 1998 were $292,141 and $60,354 respectively.

NOTE 4 - DUE FROM AFFILIATE - GAIN ON SETTLEMENT

Note receivable and accrued interest

The note receivable due from an affiliate is a Multiple Advance Promissory Note from AMR a wholly owned subsidiary of Alliance in an amount not to exceed $3,500,000, bearing interest at Wells Fargo prime rate plus two percent (2%) per annum and dated July 1, 1997, with principal and interest due and payable on or before July 1, 1998. The note was settled in 1999 by the receipt of 266,880 shares of Alliance stock in full payment of note.

Management fees

Management fees were accrued pursuant to an agreement between the Company and AMR, which was terminated in March 1998 concurrent with the acquisition of AMR by Alliance. The Company settled with AMR in 1999 for payment of $164,250. The amount received represented $14,250 in accrued management fees and $150,000 in accrued interest.

Valuation reserve

Due to concerns regarding the ability of Alliance to repay the indebtedness, accrued interest and management fees, a provision for uncollectibles was established at December 31, 1998 to provide a reserve for all receivables due from AMR. In 1999, the settlement referenced above resulted in a gain of $103,923 based on the recovery of the valuation reserve over the amount provided for.



                 See Accompanying Independent Auditor's Report

                      CITADEL ENVIRONMENTAL GROUP, INC.
                     NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998

NOTE 5 - INVESTMENTS

Alliance Medical Corporation (Alliance)/Applied Medical Recovery, Inc. ("AMR") On March 26, 1997, the Company acquired a 64.45% interest in Applied Medical Recovery, Inc. ("AMR"), an Arizona corporation, engaged in reprocessing and recycling of non-critical medical instruments and devices in exchange for 1,633,608 shares of pre-split common stock. In March 1998 Citadel tendered its investment in AMR to Alliance Medical Corporation ("Alliance") in exchange for 621,025 shares or 32% of Alliance. Alliance was established for the sole purposes of acquiring controlling interest of both AMR and a direct competitor, Orris, Inc. Due to subsequent issuance of stock by Alliance, Citadel's percentage of ownership was reduced to below 20% as of December 31, 1998. The investment in Alliance was intended to be temporary. At December 31, 1999 the Company no longer had an investment in Alliance. All remaining shares were distributed to the common shareholders as a dividend, see Note 16 Common Stock Dividend.

The Company has not recognized in these financial statements the value of Alliance shares accepted by one of its creditors in 1998. The value determined by a third party acceptance would thereby give determinable value to the asset and create income as reportable on the Statements of Operations. Management recognized this transaction in 1999 year based on the settlement agreed to and the issuance of Alliance stock in 1999 as full payment of the obligation.

Unaudited Financial Summary of Alliance at May 31, 1998 is as follows:

          Total Current Assets                        $ 1,171,014
          Net Property and Equipment                    1,002,614
          Total Other Assets                              422,284
                                                      -----------
               Total Assets                           $ 2,595,912
                                                      -----------

          Total Current Liabilities                   $ 4,347,586
          Total Long-Term Debts                           153,588
          Private Placement Debts                         170,000
                                                      -----------
               Total Liabilities                        4,801,174
           Total Stockholders (Deficit)                (2,205,262)
                                                      -----------
           Total Liabilities and Stockholders'
             Deficit                                  $ 2,595,912
                                                      -----------






                 See Accompanying Independent Auditor's Report

                      CITADEL ENVIRONMENTAL GROUP, INC.
                     NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998

NOTE 6 - NOTES PAYABLE

Notes payable are as follows as of December 31, 1999 and 1998:

                                                         1999        1998
                                                       -------     --------
Unsecured promissory note payable to previous Chief
Financial Officer of Citadel dated August 1, 1997,
representing unpaid compensation, due on demand
with interest at 10%.                                  $     0     $ 54,938

Unsecured promissory note to an individual dated
June 22, 1998, due on demand with interest at 10%.           0       20,000
                                                       -------     --------

     Total Notes Payable                               $     0     $ 74,938
                                                       =======     ========

Convertible debentures are as follows as of December 31, 1999 and 1998:

                                                         1999        1998
                                                       -------     --------
Unsecured convertible promissory note dated
September 30 1997, due on demand or July 1,
2002 with interest at 8.75%, convertible based on
$2.00 per common share                                 $    0      $ 30,000

Unsecured convertible promissory note in the
amount of $200,000 dated September 26, 1997,
due March 26, 1998 with interest at 10%,
convertible based on 50 % of the common stocks
average closing bid price for the previous 10 days
(See Subsequent Events Note 17 first paragraph)             0       150,000
                                                       ------      --------
     Total Convertible Debentures                      $    0      $180,000
                                                       ======      ========

At December 31, 1998 the Company was in default under the terms of all notes and convertible debentures payable and all principal and accrued interest was currently due and payable. During 1999, the Company received cash and issued notes payable to common shareholders in the amount of $92,010. Additionally the Company settled all outstanding notes payable and convertible debentures through the rights to exercise, conversion of notes payable to stock and cash
payments, see Note 14 Extraordinary Item   Debt Restructuring.





                 See Accompanying Independent Auditor's Report

                      CITADEL ENVIRONMENTAL GROUP, INC.
                     NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are as follows as of December 31, 1999 and 1998:

                                                        1999         1998
                                                       ------      --------

Interest on notes payable                              $    0      $ 24,662
Accrued severance                                           0        83,334
Accrued consulting fees                                     0       180,000
Miscellaneous                                               0         3,382
                                                       ------      --------
     Total Accrued Expenses                            $    0      $291,378
                                                       ======      ========

On January 14, 1997 the Company entered into an agreement with Richard Landi, accepting his retirement as President of the Company effective February 1, 1997. Pursuant to the agreement the Company became liable for twelve months of full compensation from February 1, 1997 through January 1, 1998 at $8,333 per month payable bi-monthly. The Company made payments through March 31, 1997 and due to lack of available funds has not made any further payment to date. The remaining balance at December 31, 1998 is $83,334. The Company settled with Richard Landi in 1999 for a cash payment of $36,500 and issuance of 150,000 restricted shares of pre-split common stock and 8,000 shares of Alliance. Accrued consulting fees were settled in 1999 by issuance of 255,760 restricted
shares of pre-split common stock, see Note 14   Extraordinary Item   Debt
Restructuring.

NOTE 8 - INCOME TAXES

The Company files its tax returns using the same accounting method as it does for financial statement reporting. The Company has unused net operating losses carried forward from inception in the amount of $5,137,448. Based on estimated future income tax rates (30%) would result in a deferred tax benefit of $1,541,234. Management has established a valuation allowance equal to the potential benefit of NOL's based on the estimated likelihood that the carryforwards would expire prior to utilization. The only provision that is reflected in these statements is for the minimum franchise tax due to the State of California in 1998 and $0 in 1999. Subsequent to December 31, 1999 the Company was involved in a reverse acquisition (see Note 17 - Subsequent Events). The reverse acquisition created a change in control and therefore will limit future benefits.

NOTE 9 - STOCKHOLDERS' DEFICIT

Private Placement of Convertible Preferred Stock

On April 30, 1997 the Company completed a private placement of 917,500 units consisting of one share of no par convertible preferred stock, one A warrant and one B warrant, for $1.00 per unit. The preferred stock is convertible into common stock on a one-for-one basis and carries a 5% annual dividend payable in common shares. Two A warrants allow the holder to purchase one share of common stock at $1.25 per share. The warrants expire one year from date of issuance. Two B warrants allow the holder to purchase one share of common

                 See Accompanying Independent Auditor's Report

                      CITADEL ENVIRONMENTAL GROUP, INC.
                     NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998

NOTE 9 - STOCKHOLDERS' DEFICIT CONT'D

stock at $1.50 per share. The warrants expire two years from date of issuance. In conjunction with this private placement, all shareholders who acquired stock in the Company's previous private placement , converted their common shares and warrants into preferred stock and warrants issued in accordance with the terms of this private placement. The warrants expired October 31, 1999.

In 1999 and 1998 the Board of Directors authorized the issuance of 45,875 shares and 47,750 shares of pre-split common stock, respectively, in payment of the semi-annual dividend requirement on the preferred stock.

The preferred stock is non-voting with a participating cumulative dividend and has no preferences on involuntary conversion other than for payment at stated value. Subsequent to December 31, 1999 the preferred stockholders converted into common shares at a ratio of five pre-split shares of common to one share of preferred (see Note 17 Subsequent Events).

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information:             1999         1998
                                                   --------      -------
       Cash paid for income taxes                  $      0      $     0
       Cash paid for interest expense              $104,309      $24,752

Schedule of non-cash investing and financing activities:

In 1998, the Company issued 323,328 shares of pre-split common stock valued at $258,662 in exchange for consulting services.

In 1998, 3,000 shares of pre-split common stock was issued to a former shareholder of AMR.

In 1998, debt valued at $101,031 was converted into 146,550 shares of pre-split common stock.

In 1998, 80,000 shares of preferred stock valued at $80,000 were converted into 80,000 shares of pre-split common stock.

In 1998, the Board of Directors declared and issued a pre-split common stock dividend of 47,750 shares valued at $47,750 to the preferred shareholders.

In 1999, the Company issued 10,465,960 shares of Citadel pre-split common stock valued at $237,000, and 245,000 shares of Alliance common stock valued at $0, in conjunction with the settlement of indebtedness to shareholders that was in default.

In 1999, the Board of Directors declared and issued a pre-split common stock dividend of 45,875 shares valued at $2,294 to the preferred shareholders.

In 1999, the Company issued 1,765,725 shares of pre-split common stock valued at $35,315 to EMS in accordance with the termination agreement.

In 1999, the company purchased an auto costing $28,337 for $13,337 in cash and $15,000 in capital lease obligation.

                 See Accompanying Independent Auditor's Report

                      CITADEL ENVIRONMENTAL GROUP, INC.
                     NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998

NOTE 11 - LITIGATION

The Company is not a party to any other pending legal proceedings which management believes could have a material adverse effect on its financial position.

NOTE 12 - CORRECTION OF AN ERROR

In March 1997, the Company acquired AMR for Citadel stock, which was exchanged for shares in AMR's parent Alliance , see Note 5. At the end of 1997, management determined that the investment was worthless. Management valued the investment at the Balance Sheet date of December 31, 1997 instead of the transaction date in March. In the Company's 10-QSB filed for the first quarter of 1997, the transaction was listed at a value of $2,042,010 based on the trading price of the common stock. The stock issued was restricted and therefore, at least, a twenty five percent discount should have applied to that value at the time of the transaction. The amount should have been recorded at an estimate closer to $1,531,508. At December 31, 1997 when management determined that the investment had no value, the $1,531,508 should be written off through operations. This correction is to record the initial investment at $1,531,508 as an increase in the value of common stock and to write off the investment through operations by charging the accumulated deficit. This correction is shown as a restatement of the ending 1997 balance in stockholders' equity. The net effect is no change in total stockholders' equity

NOTE 13 - EARNING PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock. The number of shares used in the calculations for 1999 reflect a 5 for 1 preferred stock conversion on March 28, 2000.

The Company has not disclosed diluted earnings per share information for 1998 because the 71,180 shares of common stock for convertible preferred stock with outstanding warrants and 417 shares of common stock for convertible bonds would be antidilutive.

     Loss from operations before
      extraordinary items                            $(332,026)
     Less: Preferred dividends                          (2,294)
                                                     ---------
     Loss available to common stockholders
      used in basic EPS                              $(334,320)
                                                     ---------
     Loss available to common stockholders
      after assumed conversions of dilutive
      securities                                     $(334,320)
                                                     =========
     Weighted average number of common shares
      Used in basic EPS                                258,554
      Effect of dilutive shares                        124,653
                                                     ---------
     Weighted average number of common shares
      and dilutive potential common stock              383,207
                                                     =========

                 See Accompanying Independent Auditor's Report

                      CITADEL ENVIRONMENTAL GROUP, INC.
                     NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998

NOTE 14 - EXTRAORDINARY ITEM - DEBT RESTRUCTURING

During 1999, the Company retired $636,838 in liabilities for $37,500 in cash and $54,928 in Citadel common stock. The transaction resulted in an extraordinary gain of $544,410 ($1.45 per share and $2.11 per diluted share), net of income tax.

                                             Number of          Amount of
                                          Pre-split Shares         Gain
                                          ----------------      ---------

     Chelius Settlement                         300,000         $ 12,291
     Oriental New Investors Settlement                0          162,082
     Walker Ryan Settlement                     100,000           49,115
     Shareholder Solutions Settlement            20,000            3,513
     Bakamu (McGrain) Settlement                255,760          165,528
     Bar Eleven Settlement                       50,000           32,684
     Landi Settlement                           150,000           39,333
     Nycon Settlement                            25,000           14,491
     Nye Settlement                              25,000           14,481
     Yaspan Settlement                                0            7,476
     Resch Polster                              432,000           43,416
     Underwood Settlement                     9,108,200                0
                                             ----------         --------
         Totals                              10,465,960         $544,410
                                             ==========         ========

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company in 1999 agreed to a settlement with AMR for the outstanding interest receivable, management fees receivable, and a note receivable due and the agreement resulted in a gain on settlement, see Note 4.

The Company, in 1998 and 1999, paid consulting fees and had prepaid expenses to a shareholder of record at December 31, 1999, See Note 3.

The Company, in 1998 and 1999, had notes payable due to officers and shareholders of the Company which were converted into common stock, see Note 6 And Note 14.

The Company, in 1998 and 1999, had accrued expenses due to a former officer and a shareholder of the Company, which were converted into common stock, see
Note 7 and Note 14.

The Company, in 1998 and 1999, had a consulting agreement with a shareholder of the Company and the accrued balance was paid in full with common stock.

The Company during 1999 leased office space on a month to month basis as a subtenant to the president of the Company, see Note 1.




                 See Accompanying Independent Auditor's Report

                      CITADEL ENVIRONMENTAL GROUP, INC.
                     NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998
NOTE 16 - COMMON STOCK DIVIDEND

On December 20, 1999, the Company declared a dividend of its shareholdings of Alliance Medical Corporation. 578,190 Alliance common shares, a private non-trading security, are payable to all common and preferred shareholders of Citadel, pro-rata, as of December 31, 1999 with any fractional shares rounded up to equal one share. The Company has placed the Alliance shares in escrow with James K. Kreutz and Associates, P.C. of Englewood, Colorado. These shares will be distributed once Alliance becomes an SEC reporting company. If this does not occur by December 31, 2001, the shares will be returned to the Company. The transaction represents no value on Citadels financial statements as of December 31, 1999.

NOTE 17 - SUBSEQUENT EVENTS

In January 2000 the original preferred shareholders converted their preferred shares into 4,587,500 shares of pre-split common stock, representing five shares of common for each share of preferred.

On January 7, 2000 the Company issued 3,800,000 shares of Series BB convertible preferred stock in exchange for all the outstanding stock of Storage Area Networks ("SAN"), a data storage provider based in Colorado. The Company announced that it intends to seek shareholder approval of a 1 for 36 reverse stock split in March 2000. Following the closing of this acquisition Citadel issued 3,182,659 shares of Series AA and Series AAA convertible preferred stock for $1.50 and $3.00 per share respectively, generating net proceeds of approximately $5,035,657. The share exchange with SAN will be treated as a reverse acquisition for accounting purposes with San as the acquirer of Citadel. A finders fee equal to 220,000 shares of Citadel common stock is due following the completion of the proposed 1 for 36 reverse stock split.

On January 21, 2000, in exchange for $1,079,000 in cash, $951,000 in promissory notes and Citadel common stock valued at $1,000,000, Citadel acquired all the outstanding stock of Co Comp, Inc., a provider of data storage systems and services based in Colorado. The Citadel common shares were to be issued within 15 days from the effective date of the proposed 1 for 36 reverse stock split. The number of shares of Citadel common stock issued was 88,888.

On March 1, 2000 the shareholders approved a name change from Citadel Environmental Group, Inc. to San Holdings, Inc. Additionally the shareholders approved a 1 for 36 reverse split of the Company's issued and outstanding common stock, which was effective on March 2, 2000.

The Company's unaudited proforma financial statements are presented below and reflect the consolidated balance sheet at December 31, 1999 and statement of income as if the companies were consolidated for the period then ended. SAN's year-end is November 30. The financial information of SAN reflects amounts at November 30, 1999 and for the year then ended.


                 See Accompanying Independent Auditor's Report

                      CITADEL ENVIRONMENTAL GROUP, INC.
                     NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998

NOTE 17 - SUBSEQUENT EVENTS (CONTINUED)

                            Unaudited Proforma Consolidated Balance Sheet
                                             12/31/1999
                                           (In Thousands)

                                               Assets
                                                                    Elimina-         Consoli-
                         SAN     CoComp     CEG        Other         tions            dated
                        ------   ------   -------    -----------    --------        --------

Current Assets          $1,982   $2,027   $     3    $ 5,035 <FN2>  $      0        $  7,968
Current Assets                                        (1,079)<FN4>
Property and Equip.,
 Net                        22      105        27                                        154
Goodwill, Net                                          1,079 <FN4>      (983)<FN6>     2,047
 Goodwill, Net                                           951 <FN3>
 Goodwill, Net                                         1,000 <FN1>
Other Assets             2,326                                                         2,326
                        ------   ------   -------    -------        --------        --------
     Total              $4,330   $2,132   $    30    $ 6,986        $   (983)       $ 12,495
                        ======   ======   =======    =======        ========        ========

                                   Liabilities and Stockholder Equity

Current Liabilities     $4,199   $1,131   $    34    $     0        $      0        $  5,364
Long Term Liabilities        6                 14        951 <FN3>                       971
Common Stock                12      525     5,801        873 <FN5>    (7,199)<FN6>     6,047
Common Stock                                           5,035 <FN7>
Common Stock                                           1,000 <FN1>
Paid in Capital             53                                                            53
Preferred Stock                               873      5,035 <FN2>                         0
Preferred Stock                                       (5,035)<FN7>
Preferred Stock                                         (873)<FN5>
Retained Earnings
 (Accum. Deficit)           60      476    (6,692)                     6,216 <FN6>        60
                        ------   ------   -------    -------        --------        --------
     Total              $4,330   $2,132   $    30    $ 6,986        $    983        $ 12,495
                        ======   ======   =======    =======        ========        ========

Notes to Proforma Consolidated Balance Sheet (In Thousands):

<FN1>  Issuance of 89 shares of stock for purchase of CoComp, valued at $1,000.
<FN2>  Issuance of 3,182 shares of Series AA and Series AAA preferred stock for cash.
<FN3>  Assumption of $951 in acquisition debt of CoComp.
<FN4>  Payment of $1,079 in cash for CoComp.
<FN5>  Conversion of CEG preferred stock to pre-acquisition common stock.
<FN6>  To eliminate CEG preferred and CoComp acquisition equity.
<FN7>  To record conversion of Series AA and AAA preferred stock to common.
<FN8>  Other assets comprised of (in thousands):
          Accounts Receivable, Long-Term, Net                        $1,934
          Cost of Purchased Contracts, Net                              390
          Deposits                                                        2
                                                                     ------
              Total                                                  $2,326
                                                                     ======

                 See Accompanying Independent Auditor's Report

                      CITADEL ENVIRONMENTAL GROUP, INC.
                     NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998

NOTE 17 - SUBSEQUENT EVENTS (CONTINUED)

                            Unaudited Proforma Consolidated Income Statement
                                             12/31/1999
                                           (In Thousands)

                                               Assets
                                                                    Elimina-         Consoli-
                         SAN     CoComp     CEG        Other         tions            dated
                        ------   ------   -------    -----------    --------        --------
Revenues                $12,308  $9,259   $    60    $     0        $      0        $ 21,627

Operating Expenses       12,303   8,861       391                                     21,555

Income (Loss) from
  Operations                  5     398      (331)                                        72

Other Income (Expense)       81       6        (1)      (136)<FN1>                       (16)
Other Income (Expense)                                   148 <FN2>
Other Income (Expense)                                  (114)<FN3>

Income/(Loss) Before Tax     86     404      (332)      (102)<FN1>                        56
                                                             <FN2><FN3>
Provision for Tax            25                          (12)<FN4>                        13

Income Before Extra-
 ordinary Item               61     404      (332)       (90)                             43

Extraordinary
 Item, Net of Tax                             544                                        544
                        -------   ------   -------    -------        --------        --------
     Net Income         $    61   $  404   $   212    $   (90)       $      0        $    587
                        -------   ------   -------    -------        --------        --------

Earnings Per Share:<FN5>
Income/(Loss) From
 Operations Before
 Extraordinary Item                                                                 $   0.06
 Extraordinary Item                                                                     0.68
                                                                                    --------
Net Income                                                                          $   0.74
                                                                                    --------

Notes to Proforma Consolidated Income Statement:

<FN1>  Amortization of goodwill due to acquisition, amortized over 15 years.
<FN2>  Earnings of 5% on net funds received from preferred private placement.
<FN3>  Interest expense on acquisition debt of CoComp at 12% per annum.
<FN4>  Provision for taxes based on CoComp conversion from S-corporation status to
       C-Corporation due to acquisition, the effect of items (1) and (2) above, and based on consolidated earnings.
<FN5>  Earnings per Share is calculated based on conversions of preferred stock, series BB, AA, and AAA and taking into consideration the reverse stock split.  Weighted average number of common shares used in EPS calculation totaled 7,959.


                 See Accompanying Independent Auditor's Report

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SAN HOLDINGS, INC.



Date: April 14, 2000                 By:/s/ Louis F. Coppage
                                        Louis F. Coppage, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          Signature                      Title                   Date
          ---------                      -----                   ----



/s/ Louis F. Coppage               Chairman of the Board      April 14, 2000
Louis F. Coppage



/s/ L. W. Buxton                   President and Chief        April 14, 2000
L.W. Buxton                        Executive Officer



/s/ Warren Smith                   Director                   April 14, 2000
Warren Smith



/s/ Cory  J. Coppage               Director                   April 14, 2000
Cory J. Coppage