Form 10QSB
period 2000-03-31
SAN HOLDINGS INC
filed 2000-06-02
CIK 799097

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                    FORM 10-QSB

              Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                         For Quarter Ending March 31, 2000

                           Commission File Number 0-16423


                                 SAN Holdings, Inc.
               (Exact name of registrant as specified in its charter)


          Colorado                                         84-0907969
    (State of incorporation )                      (I.R.S. Employer ID Number)


              900 W. Castleton  Road,  Suite 100, Castle Rock, CO 80104
              (Address of principal executive offices)      (zip code)


                                   (303) 660-3880
                (Registrant's telephone number, including area code)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes [ X ]                                            No [ ]




As of May 25, 2000, 8,194,004 common shares, no par value per share, were outstanding.

                                 SAN Holdings, Inc.
                    (formerly Citadel Environmental Group, Inc.)


                                       INDEX


Part I      FINANCIAL INFORMATION

   Item 1.

      Consolidated Balance Sheets, December 31, 1999 and
         March 31, 2000 (Unaudited)                                           3
      Consolidated Income Statement for the One Month Ended
         December 31, 1999 and the Three Months Ended March 31, 1999
         and 2000 (Unaudited)                                                 5
      Consolidated Statement of Stockholders' Equity for the One Month
         Ended December 31, 1999 and the Three Months Ended March 31, 2000 6 Consolidated Statement of Cash Flows for the One Month Ended
         December 31, 1999 and the Three Months Ended March 31, 1999
         and 2000 (Unaudited)                                                 7
      Notes to Unaudited Consolidated Financial Statements                    8

   Item 2.  Management's Discussion and Analysis                             11

Part II  OTHER INFORMATION

   Item 1. Legal Proceedings                                                 13

   Item 2. Changes in Securities                                             13

   Item 3. Default on Senior Securities                                      14

   Item 4. Submission of Matters to a Vote of Security Holders               14

   Item 5. Other Information                                                 14

   Item 6. Exhibits and Reports on Form 8-K                                  14

Part III  SIGNATURES                                                         15

          Exhibit  27

                                SAN Holdings, Inc.
                    (formerly Citadel Environmental Group, Inc.)

                           CONSOLIDATED BALANCE SHEET
                      December 31, 1999 and March 31, 2000
                                  (Unaudited)

                                                           1999          2000
                                                           ----          ----
Current assets:
   Cash and cash equivalents                           $ 2,789,170  $ 2,444,291
   Certificate of deposit (Note 3)                               -    1,000,000
   Accounts receivable, less allowance for doubtful
    accounts of $326,987 (1999) and $20,000 (2000)       4,156,227    7,035,772
   Inventory                                                     -      102,179
   Prepaid expenses                                         32,271       79,793
   Investment securities available for sale (Note 5)             -    1,995,070
   Deferred income taxes (Note 4)                           66,000       66,000
                                                       -----------  -----------

    Total current assets                                 7,043,668   12,723,105

Property and equipment:
   Furniture and fixtures                                   15,311      106,875
   Office equipment                                          6,108      171,433
   Leasehold improvements                                    2,491        2,491
                                                       -----------  -----------
                                                            23,910      280,799

   Less accumulated depreciation and amortization            1,770      171,225
                                                       -----------  -----------

    Net property and equipment                              22,140      109,574

Other assets:
   Goodwill, net of accumulated amortization of
    $26,778 (Note 2)                                             -    2,038,970
   Cost of purchased contracts, less accumulated
    amortization of $120,000 (1999) and $140,000 (2000)    380,000      360,000
   Deposits                                                  2,000        2,000
                                                       -----------  -----------

    Total other assets                                     382,000    2,400,970
                                                       -----------  -----------

                                                       $ 7,447,808  $15,233,649
                                                       ===========  ===========

                            See accompanying notes.

                               SAN Holdings, Inc.
                    (formerly Citadel Environmental Group, Inc.)

                           CONSOLIDATED BALANCE SHEET
                      December 31, 1999 and March 31, 2000
                                  (Unaudited)

                                                           1999          2000
                                                           ----          ----
Current liabilities:
   Accounts payable                                    $ 3,837,162  $ 6,124,363
   Income taxes payable (Note 4)                            85,253      225,032
   Accrued expenses                                        452,125      365,640
   Accrued expenses - related parties                      195,000      202,917
   Short-term notes payable - related party                 50,000            -
   Short-term notes payable (Notes 2 and 3)                     -     1,751,000
                                                       -----------  -----------

    Total current liabilities                            4,619,540    8,668,952

Long-term debt:
   Long-term debt (Note 2)                                       -      215,000
   Deferred income taxes payable (Note 4)                    6,000        6,000
                                                        ----------  -----------

    Total long-term debt                                     6,000      221,000


Stockholders' equity (Note 2):
   Preferred stock; no par value, 10,000,000 shares
    authorized:
      Preferred AA stock; 1,550,800 shares (1999) and
       2,456,891 shares (2000) issued and outstanding    2,042,985    3,264,888
      Preferred AAA stock; 133,600 shares (1999) and
       493,334 (2000) shares issued and outstanding        352,000    1,239,550
   Common stock; no par value, 25,000,000 shares
    authorized, issued and outstanding:3,800,000 shares
    (1999) and 4,960,677 shares (2000)                     364,505      913,500
   Common stock warrant proceeds received                        -      426,971
   Retained earnings                                        62,778      498,788
                                                       -----------  -----------

    Total stockholders' equity                           2,822,268    6,343,697
                                                       -----------  -----------

                                                       $ 7,447,808  $15,233,649
                                                       ===========  ===========

                            See accompanying notes.

                               SAN Holdings, Inc.
                    (formerly Citadel Environmental Group, Inc.)

                         CONSOLIDATED INCOME STATEMENT
                   For the one month ended December 31, 1999
               and the three months ended March 31, 1999 and 2000
                                  (Unaudited)

                                           December 31,  March 31,    March 31,
                                              1999         1999         2000

Revenues                                    $ 815,378  $ 4,095,089  $ 7,010,838

Cost of revenues:
   Cost of revenues                           775,373    3,685,817    5,905,702
   Settlement of disputed payable                   -            -     (477,572)
                                            ---------  -----------  -----------

    Total cost of revenues                    775,373    3,685,817    5,428,130
                                            ---------  -----------  -----------

   Gross profit                                40,005      409,272    1,582,708


General and administrative expenses            63,076      276,552      898,044
Amortization of goodwill                            -            -       26,778
                                            ---------  -----------  -----------

Income (loss) from operations                 (23,071)     132,720      657,886

Other income (expense):
   Interest expense                              (992)      (7,500)     (26,325)
   Interest income                             26,094          950       63,830
                                            ---------  -----------  -----------

    Total other income (expenses)              25,102       (6,550)      37,505
                                            ---------  -----------  -----------

Income before income taxes                      2,031      126,170      695,391

Income taxes (Note 4)                               -       47,314      259,381
                                            ---------  -----------  -----------

Net income                                    $ 2,031     $ 78,856    $ 436,010
                                            =========  ===========  ===========

Basic earnings per common share               $     *     $   0.03    $    0.09
                                            =========  ===========  ===========

Diluted earnings per common share             $     *     $   0.02    $    0.06
                                            =========  ===========  ===========
   *  Less than $.01 per share




                            See accompanying notes.



                               SAN Holdings, Inc.
                    (formerly Citadel Environmental Group, Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the one month ended December 31, 1999
               and the three months ended March 31, 1999 and 2000
                                  (Unaudited)


                                                                                                 Stock and  Retained
                                   AA Preferred stock   AAA Preferred stock    Common stock       warrant   earnings
                                   Shares      Amount   Shares       Amount   Shares   Amount    proceeds  (deficit)
                                   ------      ------   ------       ------   ------   ------    --------  ---------


Balance, November 30, 1999                 - $       -        -    $     -  3,040,000  $ 64,505  $      -   $ 60,747

   Exercise of warrants                    -         -        -          -    760,000   300,000         -          -

   Issuance of Series AA preferred
    stock (Note 2)                 1,550,800 2,042,985        -          -          -         -         -          -

   Issuance of Series AAA preferred
    stock (Note 2)                         -         -  133,600    352,000          -         -         -          -

   Net income for the month ended
    December 31, 1999                      -         -        -          -          -         -         -      2,031
                                   --------- ---------  -------  ---------  ---------   -------  --------   --------

Balance, December 31, 1999         1,550,800 2,042,985  133,600    352,000  3,800,000   364,505         -     62,778

   Stock issued in reorganization
    with Citadel (Note 2)                  -         -        -          -    951,789   (18,337)        -          -
   Issuance of stock to CoComp
    (Note 2)                               -         -        -          -     88,888   153,332         -          -

   Issuance of Series AA preferred
    stock (Note 2)                   906,091 1,221,903        -          -          -         -         -          -

   Issuance of Series AAA preferred
    stock (Note 2)                         -         -  359,734    887,550          -         -         -          -

   Sale of common stock in a private
    placement                              -         -        -          -    120,000   414,000         -          -

   Receipt of stock and warrant
    proceeds                               -         -        -          -          -          -  426,971          -

   Net income for the three months
    ended March 31, 2000                   -         -        -          -          -          -        -    436,010
                                   --------- ---------  -------  ---------  ---------  --------- --------   --------

Balance, March 31, 2000            2,456,891 $3,264,888 493,334 $1,239,550  4,960,677  $ 913,500 $426,971   $498,788
                                   ========= ========== ======= ==========  =========  ========= ========   ========


                            See accompanying notes.

                               SAN Holdings, Inc.
                    (formerly Citadel Environmental Group, Inc.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the one month ended December 31, 1999
               and the three months ended March 31, 1999 and 2000
                                  (Unaudited)


                                             December 31, March 31,    March 31,
                                                1999        1999         2000
Cash flows from operating activities:
   Net income                                $   2,031  $   78,856   $  436,010
   Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
      Depreciation and amortization             10,288         500      140,661
      Changes in assets and liabilities:
       Accounts receivable                    (588,336) (2,739,068)  (3,218,192)
       Inventory                                     -      (1,459)      52,803
       Prepaid expenses                          6,455           -       (5,482)
       Accounts payable                        636,872   2,716,869    1,302,655
       Income taxes payable                          -      69,926      139,779
       Accrued expenses                         58,186     (34,384)    (225,068)
                                            ----------  ----------   ----------

        Total adjustments                      123,465      12,384   (1,812,844)
                                            ----------  ----------   ----------

      Net cash provided by (used in) operating
       activities                              125,496      91,240   (1,376,834)

Cash flows from investing activities:
   Purchase of property and equipment                -      (3,284)     (75,959)
   Purchase of certificate of deposit                -           -   (1,000,000)
   Purchase of contract                              -    (500,000)           -
   Notes receivable                                  -    (264,636)           -
   Acquisition of CoComp                             -           -   (1,817,510)
                                            ----------  ----------   ----------

      Net cash used in investing activities          -    (767,920)  (2,893,469)

Cash flows from financing activities:
   Proceeds from issuance of preferred
    stock                                    2,394,985           -    2,109,453
   Stock and warrant proceeds                  300,000           -      840,971
   Proceeds from short-term borrowings               -     500,000    1,025,000
   Payments on notes payable                  (275,000)          -      (50,000)
                                            ----------  ----------   ----------

    Net cash provided by financing
      activities                             2,419,985     500,000    3,925,424
                                            ----------  ----------   ----------

Net increase (decrease) in cash and cash
   equivalents                               2,545,481    (176,680)    (344,879)
Cash and cash equivalents at beginning of
   period                                      243,689     224,963    2,789,170
                                            ----------  ----------   ----------

Cash and cash equivalents at end of
   period                                   $2,789,170  $   48,283   $2,444,291
                                            ==========  ==========   ==========
                            See accompanying notes.

                                 SAN Holdings, Inc.
                    (formerly Citadel Environmental Group, Inc.)
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 2000



1. Basis of presentation

   The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders on Form 10-KSB/A for the year ended December 31, 1999. and Forms 8-K relating to the acquisition of Storage Area Networks, Inc. and Co Comp, Inc.

   Upon completion of the reverse acquisition between SAN and Citadel, SAN previously had a year end of November 30 and has changed its year end to December 31 effective December 31, 1999.

2. Changes in securities

   In December 1999, 760,000 shares of common stock were issued upon the exercise of warrants resulting in proceeds of $300,000. During December 1999, the Company issued 1,550,800 and 133,600 shares of Series AA and Series AAA convertible preferred stock for $1.50 and $3.00 per share, respectively, generating net proceeds of $2,394,985 (net of offering costs of $331,987).

   On January 7, 2000, the Company acquired 100% of the outstanding stock of Storage Area Networks, Inc. (SAN), a data storage solutions and services business, by issuing 3,800,000 shares of the Company's Series BB convertible preferred stock to the shareholders of Storage Area Networks. The shares of Series BB preferred stock were converted into 3,800,000 shares of common stock on March 10, 2000. The share exchange with SAN has been treated as a reverse acquisition for accounting purposes with SAN as the acquirer of Citadel Environmental Group, Inc. for 631,789 shares of common stock. A finders fee equal to 320,000 shares of the Company's common stock was issued on March 10, 2000. Following the closing of this acquisition the Company issued 906,091 and 359,734 shares of Series AA and Series AAA convertible preferred stock for $1.50 and $3.00 per share, respectively, generating net proceeds of $2,109,453 (net of offering costs of $328,883).

   On January 21, 2000, in exchange for $1,079,000 in cash, $951,000 in promissory notes and 88,888 shares of Citadel common stock valued at $153,332, Citadel acquired all the outstanding stock of Co Comp, Inc., a provider of data storage systems and services based in Colorado. The notes are payable $251,000 on June 30, 2000, $500,000 on January 21, 2001 and
   $200,000 on January 21, 2002, including interest at 12% per annum. The Citadel common shares were to be issued within 15 days from the effective date of the proposed 1 for 36 reverse stock split. The Company also paid $408,000 in dividends to the prior owners of Co Comp in January 2000, prior to the acquisition and $408,729 under an earn-out provision to the former shareholders of Co Comp. As of March 31, 2000, the Company in contingently liable for an additional $56,271 under the earn-out provision.

                                 SAN Holdings, Inc.
                    (formerly Citadel Environmental Group, Inc.)

                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 2000



2. Changes in securities (continued)

   In connection with this transaction, the Company recorded goodwill of $2,065,748 which is being amortized over 15 years, the period estimated by management to be benefited.

   On March 1, 2000, the shareholders of the Company approved a 1 for 36 common stock reverse split. All numbers of shares have been adjusted to reflect the reverse split.

   On March 22, 2000, the Company completed a private placement of 120,000 shares of common stock with a third party for net proceeds of $414,000 (net of offering costs of $46,000). The agreement provides common stock warrants with an exercise price of $9.00 per share and expiring in three periods:
   200,000 in December,  2000,  400,000 in June,  2001, and 400,000 in December,
   2001.

   During the quarter ended March 31, 2000, the Company received proceeds of $316,970 from the exercise of warrants to purchase 70,067 shares of common stock, $90,000 from the sale of 44,000 shares of common stock and $20,001 from the sale of 6,667 shares of Class AAA preferred stock. The stock certificates were not issued as of March 31, 2000.

   Stock option plan:

   On March 1, 2000, shareholders of the Company approved the 2000 Incentive Stock Option Plan. The total number of shares of common stock subject to options under the 2000 Plan may not exceed 1,500,000.

3. Note payable

   On March 16, 2000, the Company borrowed $1,000,000 from a bank payable $186,500 monthly including interest at 6.9% with the balance due on March 10, 2001, secured by a certificate of deposit.

4. Income taxes

   As of December 31, 1999 and March 31, 2000, total deferred tax assets and liabilities are as follows:

                                                1999        2000
                                                ----        ----

          Deferred tax asset                 $ 66,000    $ 66,000
          Deferred tax liability               (6,000)     (6,000)
                                             --------    --------

          Net deferred tax asset             $ 60,000    $ 60,000
                                             ========    ========

                                 SAN Holdings, Inc.
                    (formerly Citadel Environmental Group, Inc.)
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 2000



5. Settlement of accounts receivable

   During the quarter ended March 31, 2000, the Company settled a delinquent account receivable with a book value of $1,995,070 (net of related bad debt reserve) for common stock of another company. The current market price of the stock approximates the amount recorded, therefore no fair value adjustment was necessary.

6. Subsequent events

   During April 2000, all of the outstanding Series AA and Series AAA preferred stock was converted into common stock at the rate of one share of common stock for each share of preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     In the fiscal quarter ended March 31, 2000, the Company was primarily engaged in the development of its data storage solutions business. The Company is pursuing plans to expand sales together with growth by acquisition of similar data storage services businesses as detailed in its Form 10-KSB for the period ended December 31, 1999.

RESULTS OF OPERATIONS

     Revenues for the three month period ended March 31, 2000, were $7,010,838 as compared to $4,095,089 for the quarter ended March 31, 1999. The increase in revenues was the result of approximately $1,300,000 of revenues generated by CoComp, Inc., which was acquired in January 2000, and greater market coverage by an expanding sales force and broader product and service offerings. Particularly apparent is the growth in storage area networking products as part of the storage management solution provided.

     The cost of revenues for the three months ended March 31, 2000, were $5,905,702 as compared to $3,685,817 for the three months ended March 31, 1999. As a percentage of revenues, the cost of revenues declined from 90% in the 1999 period to 84.2% in the three months ended March 31, 2000. The reason for the decreasing percentage is that the Company realizes a higher profit margin on its storage area network products and on its services, and revenues from these areas is increasing. This analysis ignores the one time settlement of a disputed payable in the amount of $477,572.

     General and administrative expenses for the quarter ended March 31, 2000, were $898,044 as compared to $276,552 for the quarter ended March 31, 1999. The increase in general and administrative expenses reflects the emphasis being placed on increasing the number and experience of the engineering support. The number of qualified engineers grew from two in 1999 to ten as of March 31, 2000. These increases were the result of revenue growth and the acquisition of CoComp.

     Interest income increased to $63,830 in the three months ended March 31, 2000, as compared to $950 in the prior year period due to the increased cash balance of the Company.

     The Company had a net income before tax of $695,391 in the quarter ended March 31, 2000, compared to net income of $126,170 in the quarter ended March 31, 1999. The increase is attributable to the settlement of the disputed payables and the increase in margins created by additional services business.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $4,054,153 at March 31, 2000, as compared to $2,424,128 at December 31, 1999. The increase in working capital was primarily due to the proceeds from the sale of preferred stock during the three months ended March 31, 2000.

     During the three months ended March 31, 2000, cash used in operating activities was $(1,376,834) compared to cash provided of $91,240 for the three months ended March 31, 1999. The primary reason for the large increase in cash used in operating activities was the $(3,218,192) increase in accounts receivable. This was offset in part by an increase in accounts payable of $1,302,655 and net income of $436,010.

     Cash used in investing activities during the three months ended March 31, 2000, was $(2,893,469) as compared to $(767,920) during the three months ended March 31, 1999. During the three months ended March 31, 2000, the Company paid $1,817,510 for CoComp, Inc. and purchased a $1,000,000 certificate of deposit.

     Cash provided by financing activities during the three months ended March 31, 2000, was $3,925,424 as compared to $500,000 for the comparable period in 1999. The Company received $2,950,424 from the sale of preferred and common stock and the exercise of warrants and $1,025,000 from short-term loans in the three months ended March 31, 2000.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     During the three months ended March 31, 2000, the Company issued a total of 92,709 (post-split) shares of its common stock to the holders of the Company's Series A Preferred Stock pursuant to the conversion rights of such preferred stock.

     On January 7, 2000, the Company issued 3,800,000 shares of its Series BB Convertible Preferred Stock to the shareholders of Storage Area Networks, a Nevada corporation ("SAN"), in connection with the acquisition of 100% of the outstanding shares of SAN. These shares were issued in reliance on the exemption provided by Section 4(2). Each SAN shareholder was provided with information on the Company, and each SAN shareholder signed a Letter of Acceptance in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificates and stop transfer orders were issued to the transfer agent.

     During December 1999 and January and February 2000, the Company sold 2,456,891 shares of Series AA convertible preferred stock at $1.50 per share to overseas and U.S. accredited investors pursuant to the exemption provided by Section 4(2) and Rule 506. Each investor signed a subscription agreement in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution.

     During December 1999 and January and February 2000, the Company sold 493,334 units of Series AAA convertible preferred stock and common stock warrants at a price of $3.00 per unit to overseas accredited investors and U.S. accredited investors. Each unit contains one share of Series AAA convertible preferred stock and two 120-day common stock warrants with an exercise price of $3.50 per share and $5.00 per share. The units were sold pursuant to the exemption provided by Section 4(2) and Rule 506. Each investor signed a subscription agreement in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution.

     On January 21, 2000, the Company completed the acquisition of 100% of the outstanding common stock of CoComp, Inc., and in connection therewith the Company issued a total of 88,888 shares to two principals of CoComp, Inc. pursuant to the exemption provided by Section 4(2). These two persons became employees of the Company. Each person signed an agreement in which he represented that he was acquiring the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificate and stop transfer orders were issued to the transfer agent.

     During April 2000 all shares of Series AA and AAA convertible preferred stock were converted into shares of the Company's common stock pursuant to the provisions of Rule 506. The appropriate restrictive legend was placed on the certificates and stop transfer orders were issued to the transfer agent.

     During March 2000 the Company sold 120,000 shares of common stock and 1,000,000 warrants to one accredited overseas investor who was already a shareholder of the Company pursuant to the exemption provided by Section 4(2). The appropriate restrictive legend was placed on the common stock and warrant certificates.

ITEM 3.  DEFAULTS OF SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A special meeting of shareholders of the Company was held on March 1, 2000, to approve the following: (1) a proposed reverse split of the outstanding common shares of the Company's common stock of 1 for 36; (2) an amendment to the Company's Articles of Incorporation to change the name to SAN Holdings, Inc.; and (3) the Company's 2000 Stock Option Plan.

     The following table sets forth the number of votes cast (pre-reverse split) for each matter. There were no broker non-votes.

                                      FOR        AGAINST    ABSTAIN

1.  Approval of Reverse Split     130,859,756     2,500      19,201

2.  Approval of Name Change       131,881,457      -0-        -0-

3.  Approval of Stock Option      130,868,332    12,500         625
    Plan

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          27   Financial Data Schedule     Filed herewith electronically

     (b)  Reports on Form 8-K.

     The Company filed a Report on Form 8-K dated January 7, 2000, related to the reverse acquisition of Storage Area Networks. The 8-K reported on Items 1, 2, 5 and 7. An amendment to this 8-K was filed on April 20, 2000, which reported on Item 7.

     The Company filed a Report on Form 8-K dated January 21, 2000, related to the acquisition of CoComp, Inc. which reported on Items 2, 5 and 7. An amendment to this 8-K was filed on April 20, 2000, which reported on Item 7.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2000.

                                   SAN HOLDINGS, INC.


                                   By:/s/ L. W. Buxton
Date:  June 2, 2000                   L. W. Buxton, President