Form 10QSB/A
period 2000-03-31
SAN HOLDINGS INC
filed 2000-08-22
CIK 799097

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                  AMENDMENT NO. 1 TO

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


                                       INDEX


Part I      FINANCIAL INFORMATION                                       Page

   Item 1.  Consolidated Balance Sheets, December 31, 1999 and
            March 31, 2000 (Unaudited)                                   3-4

            Consolidated Income Statement for the One Month Ended
            December 31, 1999 and the Three Months Ended March 31,
            1999 and 2000 (Unaudited)                                    5

            Consolidated Statement of Stockholders' Equity for
            the One Month Ended December 31, 1999 and the Three
            Months Ended March 31, 2000                                  6

            Consolidated Statement of Cash Flows for the One Month
            Ended December 31, 1999 and the Three Months Ended
            March 31, 1999 and 2000 (Unaudited)                          7

            Notes to Unaudited Consolidated Financial Statements         8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         11

Part II  OTHER INFORMATION

   Item 1. Legal Proceedings                                            13

   Item 2. Changes in Securities                                        13

   Item 3. Default on Senior Securities                                 14

   Item 4. Submission of Matters to a Vote of Security Holders          14

   Item 5. Other Information                                            14

   Item 6. Exhibits and Reports on Form 8-K                             14

Part III  SIGNATURES                                                    15

          Exhibit  27

                                SAN Holdings, Inc.
                    (formerly Citadel Environmental Group, Inc.)

                           CONSOLIDATED BALANCE SHEET
                      December 31, 1999 and March 31, 2000
                                  (Unaudited)

                                     ASSETS

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

                               SAN Holdings, Inc.
                    (formerly Citadel Environmental Group, Inc.)

                           CONSOLIDATED BALANCE SHEET
                      December 31, 1999 and March 31, 2000
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         1999         2000
                                                         ----         ----
Current liabilities:
 Accounts payable                                    $ 3,837,162  $ 6,124,363
 Income taxes payable (Note 4)                            85,253       50,119
 Accrued expenses                                        452,125      365,640
 Accrued expenses - related parties                      195,000      202,917
 Deferred revenue (Note 7)                                     -      468,935
 Short-term notes payable - related party                 50,000            -
 Short-term notes payable (Notes 2 and 3)                     -     1,751,000
                                                     -----------  -----------

     Total current liabilities                         4,619,540    8,962,974

Long-term debt:
 Long-term debt (Note 2)                                       -      215,000
 Deferred income taxes payable (Note 4)                    6,000        6,000
                                                      ----------  -----------

     Total long-term debt                                  6,000      221,000


Stockholders' equity (Note 2):
 Preferred stock; no par value, 10,000,000 shares
  authorized:
    Preferred AA stock; 1,550,800 shares (1999) and
     2,456,891 shares (2000) issued and outstanding    2,042,985    3,264,888
    Preferred AAA stock; 133,600 shares (1999) and
     493,334 (2000) shares issued and outstanding        352,000    1,239,550
    Common stock; no par value, 25,000,000 shares
    authorized, issued and outstanding: 3,800,000 shares
    (1999) and 4,960,677 shares (2000)                   364,505      913,500
   Common stock warrant proceeds received                      -      426,971
   Retained earnings                                      62,778      204,766
                                                     -----------  -----------

     Total stockholders' equity                        2,822,268    6,049,675
                                                     -----------  -----------

                                                     $ 7,447,808  $15,233,649
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

                               SAN Holdings, Inc.
                    (formerly Citadel Environmental Group, Inc.)

                         CONSOLIDATED INCOME STATEMENT
                   For the one month ended December 31, 1999
               and the three months ended March 31, 1999 and 2000
                                  (Unaudited)

                                         December 31,  March 31,    March 31,
                                            1999         1999         2000

Revenues                                  $ 815,378  $ 4,095,089  $ 3,748,899

Cost of revenues:
 Cost of revenues                           775,373    3,685,817    3,112,698
 Settlement of disputed payable                   -            -     (477,572)
                                          ---------  -----------  -----------

     Total cost of revenues                 775,373    3,685,817    2,635,126
                                          ---------  -----------  -----------

  Gross profit                               40,005      409,272    1,113,773


General and administrative expenses          63,076      276,552      898,044
Amortization of goodwill                          -            -       26,778
                                          ---------  -----------  -----------

Income (loss) from operations               (23,071)     132,720      188,951

Other income (expense):
   Interest expense                            (992)      (7,500)     (26,325)
   Interest income                           26,094          950       63,830
                                          ---------  -----------  -----------

     Total other income (expenses)           25,102       (6,550)      37,505
                                          ---------  -----------  -----------

Income before income taxes                    2,031      126,170      226,456

Income taxes (Note 4)                             -       47,314       84,468
                                          ---------  -----------  -----------

Net income                                $   2,031  $    78,856  $   141,988
                                          =========  ===========  ===========

Basic earnings per common share           $       *  $      0.03  $      0.03
                                          =========  ===========  ===========

Diluted earnings per common share         $       *  $      0.02  $      0.02
                                          =========  ===========  ===========
   *  Less than $.01 per share


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


                                                                                                 Stock and  Retained
                                   AA Preferred stock   AAA Preferred stock    Common stock       warrant   earnings
                                   Shares      Amount   Shares       Amount   Shares   Amount    proceeds  (deficit)
                                   ------      ------   ------       ------   ------   ------    --------  ---------


Balance, November 30, 1999                 - $       -        -    $     -  3,040,000  $ 64,505  $      -   $ 60,747

   Exercise of warrants                    -         -        -          -    760,000   300,000         -          -

   Issuance of Series AA preferred
    stock (Note 2)                 1,550,800 2,042,985        -          -          -         -         -          -

   Issuance of Series AAA preferred
    stock (Note 2)                         -         -  133,600    352,000          -         -         -          -

   Net income for the month ended
    December 31, 1999                      -         -        -          -          -         -         -      2,031
                                   --------- ---------  -------  ---------  ---------   -------  --------   --------

Balance, December 31, 1999         1,550,800 2,042,985  133,600    352,000  3,800,000   364,505         -     62,778

   Stock issued in reorganization
    with Citadel (Note 2)                  -         -        -          -    951,789   (18,337)        -          -
   Issuance of stock to CoComp
    (Note 2)                               -         -        -          -     88,888   153,332         -          -

   Issuance of Series AA preferred
    stock (Note 2)                   906,091 1,221,903        -          -          -         -         -          -

   Issuance of Series AAA preferred
    stock (Note 2)                         -         -  359,734    887,550          -         -         -          -

   Sale of common stock in a private
    placement                              -         -        -          -    120,000   414,000         -          -

   Receipt of stock and warrant
    proceeds                               -         -        -          -          -          -  426,971          -

   Net income for the three months
    ended March 31, 2000                   -         -        -          -          -          -        -    141,988
                                   --------- ---------  -------  ---------  ---------  --------- --------   --------

Balance, March 31, 2000            2,456,891 $3,264,888 493,334 $1,239,550  4,960,677  $ 913,500 $426,971   $204,766
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

                               SAN Holdings, Inc.
                    (formerly Citadel Environmental Group, Inc.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the one month ended December 31, 1999
               and the three months ended March 31, 1999 and 2000
                                  (Unaudited)


                                          December 31, March 31,    March 31,
                                             1999        1999         2000
Cash flows from operating activities:
 Net income                               $   2,031  $   78,856   $  141,988
 Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
   Depreciation and amortization             10,288         500      140,661
   Changes in assets and liabilities:
    Accounts receivable                    (588,336) (2,739,068)  (3,218,192)
    Inventory                                     -      (1,459)      52,803
    Prepaid expenses                          6,455           -       (5,482)
    Accounts payable                        636,872   2,716,869    1,302,655
    Income taxes payable                          -      69,926      (35,134)
    Accrued expenses                         58,186     (34,384)    (225,068)
    Deferred revenue                              -           -      468,935
                                         ----------  ----------   ----------

     Total adjustments                      123,465      12,384   (1,518,822)
                                         ----------  ----------   ----------

   Net cash provided by (used in) operating
    activities                              125,496      91,240   (1,376,834)

Cash flows from investing activities:
 Purchase of property and equipment               -      (3,284)     (75,959)
 Purchase of certificate of deposit               -           -   (1,000,000)
 Purchase of contract                             -    (500,000)           -
 Notes receivable                                 -    (264,636)           -
 Acquisition of CoComp                            -           -   (1,817,510)
                                         ----------  ----------   ----------

   Net cash used in investing activities          -    (767,920)  (2,893,469)

Cash flows from financing activities:
 Proceeds from issuance of preferred
  stock                                    2,394,985           -    2,109,453
 Stock and warrant proceeds                  300,000           -      840,971
 Proceeds from short-term borrowings               -     500,000    1,025,000
 Payments on notes payable                  (275,000)          -      (50,000)
                                          ----------  ----------   ----------

   Net cash provided by financing
    activities                             2,419,985     500,000    3,925,424
                                          ----------  ----------   ----------

Net increase (decrease) in cash and cash
 equivalents                               2,545,481    (176,680)    (344,879)
Cash and cash equivalents at beginning of
 period                                      243,689     224,963    2,789,170
                                          ----------  ----------   ----------

Cash and cash equivalents at end of
 period                                   $2,789,170  $   48,283   $2,444,291
                                          ==========  ==========   ==========
                            See accompanying notes.

                                 SAN Holdings, Inc.
                    (formerly Citadel Environmental Group, Inc.)
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 2000



1. Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders on Form 10-KSB/A for the year ended December 31, 1999 and Forms 8-K relating to the acquisition of Storage Area Networks, Inc. and Co Comp, Inc.

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

3. Note payable

On March 16, 2000, the Company borrowed $1,000,000 from a bank payable $86,500 monthly including interest at 6.9% with the balance due on March 10, 2001, secured by a certificate of deposit.

4. Income taxes

As of December 31, 1999 and March 31, 2000, total deferred tax assets and valuation allowance are as follows:

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

7.  Restatement of results

During the quarter ended March 31, 2000, the Company recorded a sale to an unrelated entity of $3,261,939. Subsequently the Company determined that this sale did not qualify for revenue recognition at that time. Therefore the Company has restated its results of operations for the quarter ended March 31, 2000 by reducing sales by $3,261,939, reducing cost of sales by $2,793,004 and recording deferred revenue of $468,935. Income taxes have also been reduced by $174,913 resulting in a decrease in net income of $294,022 from that originally reported.

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

RESULTS OF OPERATIONS

     Revenues for the three month period ended March 31, 2000, were $3,748,899 as compared to $4,095,089 for the quarter ended March 31, 1999. The decrease in revenues was the result of distractions associated with the merging of Citadel and CoComp.

     The cost of revenues for the three months ended March 31, 2000, were $3,112,698 as compared to $3,685,817 for the three months ended March 31, 1999. As a percentage of revenues, the cost of revenues declined from 90% in the 1999 period to 83% in the three months ended March 31, 2000. The reason for the decreasing percentage is that the Company realizes a higher profit margin on its storage area network products and on its services, and revenues from these areas is increasing as a percentage of total revenues. This analysis ignores the one time settlement of a disputed payable in the amount of $477,572.

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

     The Company had a net income before tax of $226,456 in the quarter ended March 31, 2000, compared to net income of $126,170 in the quarter ended March 31, 1999. The increase is attributable to the settlement of the disputed payables and the increase in margins created by additional services business offset by expenditures or required infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $3,760,131 at March 31, 2000, as compared to $2,424,128 at December 31, 1999. The increase in working capital was primarily due to the proceeds from the sale of preferred stock during the three months ended March 31, 2000.

     During the three months ended March 31, 2000, cash used in operating activities was $(1,376,834) compared to cash provided of $91,240 for the three months ended March 31, 1999. The primary reason for the large increase in cash used in operating activities was the $(3,218,192) increase in accounts receivable. This was offset in part by an increase in accounts payable of $1,302,655 and net income of $141,988.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   SAN HOLDINGS, INC.




August 21, 2000                    By:/s/ L. W. Buxton
                                      L. W. Buxton, President