Form 10QSB
period 2000-06-30
SAN HOLDINGS INC
filed 2000-08-22
CIK 799097

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                    FORM 10-QSB

              Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                           For Quarter Ending June 30, 2000

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

                        Yes [ X ]               No [ ]

As of August 18, 2000, 8,522,738 common shares, no par value per share, were outstanding.

                              SAN HOLDINGS, INC.
                 (formerly Citadel Environmental Group, Inc.)


                                    INDEX
                                                                     Page

Part I   FINANCIAL INFORMATION

    Item 1.

       Consolidated Balance Sheets, December 31, 1999 and
       June 30, 2000 (Unaudited) ...................................   3

       Consolidated Income Statement for the Three Months
       Ended June 30, 1999 and 2000 (Unaudited) ....................   5

       Consolidated Income Statement for the Six Months
       Ended June 30, 1999 and 2000 (Unaudited) ....................   6

       Consolidated Statement of Stockholders' Equity for the
       Six Months Ended June 30, 2000 (Unaudited) ..................   7

       Consolidated Statement of Cash Flows for the Six Months
       Ended June 30, 1999 and 2000 (Unaudited) ....................   8

       Notes to Unaudited Consolidated Financial Statements ........   9

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations  ..................  13

  Part II.  OTHER INFORMATION

    Item 1.  Legal Proceedings .....................................  16

    Item 2.  Changes in Securities .................................  16

    Item 3.  Default on Senior Securities ..........................  16

    Item 4.  Submission of Matters to a Vote of Security Holders ...  16

    Item 5.  Other Information .....................................  16

    Item 6.  Exhibits and Reports on Form 8-K ......................  16

Part III  SIGNATURES ...............................................  17

     Exhibit 27

                               SAN HOLDINGS, INC.
                   (formerly Citadel Environmental Group, Inc.)
                           CONSOLIDATED BALANCE SHEET
                       December 31, 1999 and June 30, 2000
                                   (Unaudited)

                                      ASSETS

                                                      1999           2000
                                                  -----------    -----------
Current assets:
 Cash and cash equivalents                        $ 2,789,170    $ 2,149,619
 Certificate of deposit (Note 3)                            -      1,000,000
 Accounts receivable, less allowance for
  doubtful accounts of $326,987 (1999) and
  $20,000 (2000)                                    4,156,227      4,288,291
 Notes receivable (Note 6)                                  -      3,477,270
 Inventory                                                  -        466,039
 Prepaid expenses                                      32,271         62,255
 Investment securities available for sale
  (Note 5)                                                  -      1,995,070
 Deferred income taxes (Note 4)                        66,000         66,000
                                                  -----------    -----------
     Total current assets                           7,043,668     13,504,544

Property and equipment:
 Furniture and fixtures                                15,311        323,171
 Office equipment                                       6,108        171,933
 Leasehold improvements                                 2,491          2,491
                                                  -----------    -----------
                                                       23,910        497,595

  Less accumulated depreciation and amortization        1,770        175,299
                                                  -----------    -----------
     Net property and equipment                        22,140        322,296

Other assets:
 Goodwill, net of accumulated amortization of
  $61,208 (Note 2)                                          -      2,625,140
 Cost of purchased contracts, less accumulated
  amortization of $120,000 (1999) and $160,000
  (2000)                                              380,000        340,000
Deposits                                                2,000          2,000
                                                  -----------    -----------
     Total other assets                               382,000      2,967,140
                                                  -----------    -----------
                                                  $ 7,447,808    $16,793,980
                                                  ===========    ===========






See accompanying notes.

                               SAN HOLDINGS, INC.
                   (formerly Citadel Environmental Group, Inc.)
                           CONSOLIDATED BALANCE SHEET
                       December 31, 1999 and June 30, 2000
                                   (Unaudited)

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      1999           2000
                                                  -----------    -----------
Current liabilities:
 Accounts payable                                 $ 3,837,162    $ 4,838,341
 Income taxes payable (Note 4)                         85,253         34,738
 Accrued expenses                                     452,125        384,425
 Accrued expenses - related parties                   195,000        110,170
 Deferred revenue (Note 6)                                  -        468,935
 Short-term notes payable - related party              50,000              -
 Short-term notes payable (Notes 2 and 3)                   -      1,255,950
                                                  -----------    -----------
     Total current liabilities                      4,619,540      7,092,559

Long-term debt:
 Long-term debt (Note 2)                                    -        215,000
 Deferred income taxes payable (Note 4)                 6,000          6,000
                                                  -----------    -----------
     Total long-term debt                               6,000        221,000

Stockholders' equity (Note 2):
 Preferred stock; no par value, 10,000,000
  shares authorized:
   Preferred AA stock; 1,550,800 shares (1999)
    and no shares (2000) issued and outstanding     2,042,985              -
   Preferred AAA stock; 133,600 shares (1999)
    and no (2000) shares issued and outstanding       352,000              -
   Common stock; no par value, 25,000,000 shares
    authorized, issued and outstanding:
    3,800,000 shares (1999) and 8,309,004 shares
    (2000)                                            364,505      6,240,627
   Warrant proceeds received                                -      3,059,724
   Retained earnings                                   62,778        180,070
                                                  -----------    -----------
     Total stockholders' equity                     2,822,268      9,480,421
                                                  -----------    -----------
                                                  $ 7,447,808    $16,793,980
                                                  ===========    ===========







See accompanying notes.

                               SAN HOLDINGS, INC.
                   (formerly Citadel Environmental Group, Inc.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the Three Months Ended June 30, 1999 and 2000
                                   (Unaudited)

                                                    June 30,       June 30,
                                                      1999           2000
                                                  -----------    -----------

Revenues                                          $ 2,251,969    $ 3,531,143

  Cost of revenues                                  2,041,335      2,811,596
                                                  -----------    -----------
  Gross profit                                        210,634        719,547

General and administrative expenses                   119,786        719,820
Amortization of goodwill                                    -         34,430
                                                  -----------    -----------
Income (loss) from operations                          90,848        (34,703)

Other income (expense):
  Interest expense                                    (14,038)       (48,001)
  Interest income                                      16,997         43,317
                                                  -----------    -----------
     Total other income (expense)                       2,959         (4,684)
                                                  -----------    -----------

Income (loss) before income taxes                      93,807        (39,387)

Income taxes (Note 4)                                  35,177        (14,691)
                                                  -----------    -----------

Net income (loss)                                 $    58,630    $   (24,696)
                                                  ===========    ===========

Basic earnings per common share                   $      0.02    $     *
                                                  ===========    ===========

Diluted earnings per common share                 $      0.02    $     *
                                                  ===========    ===========


* Less than $.01 per share.










See accompanying notes.

                               SAN HOLDINGS, INC.
                   (formerly Citadel Environmental Group, Inc.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the Six Months Ended June 30, 1999 and 2000
                                   (Unaudited)

                                                    June 30,       June 30,
                                                      1999           2000
                                                  -----------    -----------

Revenues                                          $ 6,347,058    $ 7,280,042

Cost of revenues:
 Cost of revenues                                   5,727,152      5,924,294
 Settlement of disputed payable                             -       (477,572)
                                                  -----------    -----------
     Total cost of revenues                         5,727,152      5,446,722
                                                  -----------    -----------

  Gross profit                                        619,906      1,833,320

General and administrative expenses                   396,338      1,617,864
Amortization of goodwill                                    -         61,208
                                                  -----------    -----------
Income (loss) from operations                         223,568        154,248

Other income (expense):
 Interest expense                                     (21,538)       (74,326)
 Interest income                                       17,947        107,147
                                                  -----------    -----------
     Total other income (expenses)                     (3,591)        32,821
                                                  -----------    -----------
Income before income taxes                            219,977        187,069

Income taxes (Note 4)                                  82,491         69,777
                                                  -----------    -----------

Net income (loss)                                 $   137,486    $   117,292
                                                  ===========    ===========

Basic earnings per common share                   $      0.05    $      0.02
                                                  ===========    ===========

Diluted earnings per common share                 $      0.04    $      0.02
                                                  ===========    ===========









See accompanying notes.

                               SAN HOLDINGS, INC.
                   (formerly Citadel Environmental Group, Inc.)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2000
                                  (Unaudited)

                                                                                                   Stock &    Retained
                              AA Preferred Stock     AAA Preferred Stock      Common Stock         Warrant    Earnings
                              Shares     Amount      Shares     Amount      Shares      Amount     Proceeds   (Deficit)
                            ---------   ---------    -------  -----------  ---------  ----------  ----------  --------
Balance, December 31, 1999  1,550,800  $2,042,985    133,600     $352,000  3,800,000  $  364,505  $        -  $ 62,778

Stock issued in reorganiza-
tion with Citadel (Note 2)          -           -          -            -    951,789     (18,337)          -         -

Issuance of stock to
CoComp (Note 2)                     -           -          -            -     88,888     153,332           -         -

Issuance of Series AA
preferred stock (Note 2)    1,134,526   1,530,291          -            -          -           -           -         -

Issuance of Series AAA
preferred stock (Note 2)                             363,734      898,350          -           -           -         -

Sale of common stock in
a private placement                 -           -          -            -    170,667     515,001           -         -

Receipt of stock and
warrant proceeds                    -           -          -            -          -           -   3,059,724         -

Conversion of Series AA
and Series AAA preferred
stock to common            (2,685,326) (3,573,276)  (497,334)  (1,250,350) 3,182,660   4,823,626           -         -

Issuance of common stock
for acquisition of Value
Tech (Note 2)                       -           -          -            -    115,000     402,500           -         -

Net income for the six
months ended June 30,
2000                                -           -          -            -          -           -           -   117,292
                            ---------   ---------    -------  -----------  ---------  ----------  ----------  --------
Balance, June 30, 2000              -   $       -          -  $         -  8,309,004  $6,240,627  $3,059,724  $180,070
                            =========   =========    =======  ===========  =========  ==========  ==========  ========

















See accompanying notes.

                               SAN HOLDINGS, INC.
                   (formerly Citadel Environmental Group, Inc.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 2000
                                   (Unaudited)

                                                    June 30,       June 30,
                                                      1999           2000
                                                  -----------    -----------

Cash flows from operating activities:
 Net income                                       $   137,486    $   117,292
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization                        1,000        199,165
   Changes in assets and liabilities:
    Accounts receivable                            (1,233,760)    (3,732,650)
    Inventory                                          (1,460)      (311,057)
    Prepaid expenses                                  (28,913)        12,056
    Accounts payable                                1,301,870         16,633
    Income taxes payable                              105,103        (50,515)
    Accrued expenses                                  (46,280)      (299,030)
    Deferred revenue                                        -        468,935
                                                  -----------    -----------
     Total adjustments                                 97,560     (3,696,463)
                                                  -----------    -----------
   Net cash provided by (used in) operating
    activities                                        235,046     (3,579,171)

Cash flows from investing activities:
 Purchase of property and equipment                   (11,415)      (290,855)
 Purchase of certificate of deposit                         -     (1,000,000)
 Purchase of contract                                (500,000)             -
 Notes receivable                                    (132,318)      (215,331)
 Acquisition of CoComp                                      -     (1,817,510)
 Acquisition of Value Tech                                  -       (220,000)
                                                  -----------    -----------
   Net cash used in investing activities             (643,733)    (3,543,696)

Cash flows from financing activities:
 Proceeds from issuance of preferred stock                  -      2,428,641
 Stock and warrant proceeds                                 -      3,574,725
 Proceeds from short-term borrowings                  500,000      1,025,000
 Payments on notes payable                                  -       (545,050)
                                                  -----------    -----------
  Net cash provided by financing activities           500,000      6,483,316
                                                  -----------    -----------
Net increase (decrease) in cash and cash
 equivalents                                           91,313       (639,551)
Cash and cash equivalents at beginning of period      224,963      2,789,170
                                                  -----------    -----------
Cash and cash equivalents at end of period        $   316,276    $ 2,149,619
                                                  ===========    ===========
See accompanying notes.

                               SAN HOLDINGS, INC.
                   (formerly Citadel Environmental Group, Inc.)
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000

1.  Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders on Form 10-KSB/A for the year ended December 31, 1999 and Forms 8-K relating to the acquisition of Storage Area Networks and CoComp, Inc.

Upon completion of the reverse acquisition between SAN and Citadel, SAN previously had a year end of November 30 and has changed its year end to December 31 effective December 31, 1999.

2.  Changes in securities

On January 7, 2000, the Company acquired 100% of the outstanding stock of Storage Area Networks, Inc. (SAN), a data storage solutions and services business, by issuing 3,800,000 shares of the Company's Series BB convertible preferred stock to the shareholders of Storage Area Networks. The shares of Series BB preferred stock were converted into 3,800,000 shares of common stock on March 10, 2000. The share exchange with SAN has been treated as a reverse acquisition for accounting purposes with SAN as the acquirer of Citadel Environmental Group, Inc. for 631,789 shares of common stock. A finders fee equal to 320,000 shares of the Company's common stock was issued on March 10, 2000. Following the closing of this acquisition the Company issued 1,134,526 and 363,734 shares of Series AA and Series AAA convertible preferred stock for $1.50 and $3.00 per share, respectively, generating net proceeds of $2,428,641 (net of offering costs of $364,350).

On January 21, 2000, in exchange for $1,079,000 in cash, $951,000 in promissory notes and 88,888 shares of Citadel common stock valued at $153,332, Citadel acquired all the outstanding stock of CoComp, Inc., a provider of data storage systems and services based in Colorado. The notes are payable $251,000 on June 30, 2000, $500,000 on January 21, 2001 and $200,000 on
January 21, 2002, including interest at 12% per annum. The Citadel common shares were to be issued within 15 days from the effective date of the proposed 1 for 36 reverse stock split. The Company also paid $408,000 in dividends to the prior owners of CoComp in January 20000, prior to the acquisition and $408,729 under an earn out provision to the former shareholders of CoComp. As of June 30, 2000, the Company is contingently liable for an additional $56,271 under the earn out provision.

In connection with this transaction, the Company recorded goodwill of $2,065,748, which is being amortized over 15 years, the period estimated by management to be benefited.

                               SAN HOLDINGS, INC.
                   (formerly Citadel Environmental Group, Inc.)
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000

2.  Changes in securities (continued)

On March 1, 2000, the shareholders of the Company approved a 1 for 36 common stock reverse split. All numbers of shares have been adjusted to reflect the reverse split.

During March and April 2000, the Company completed a private placement of 170,667 shares of common stock with a third party for net proceeds of $515,001 (net of offering costs of $55,000). The agreement provides common stock warrants with an exercise price of $9.00 per share and expiring in three periods: 200,000 in December 2000, 400,000 in June 2001, and 400,000 in
December 2001.

On April 4, 2000, all of the outstanding Series AA and AAA preferred stock were converted into common stock at the rate of one share of common stock for each preferred share.

Between March and June 2000, the Company received net proceeds of $3,059,724 from the exercise of warrants to purchase 775,148 shares of common stock. The stock certificates were not issued as of June 30, 2000.

On June 27, 2000, the Company purchased the business of Value Technologies, Inc. for $130,000 in cash and 115,000 shares of common stock valued at $402,500 ($3.50 per share). If the closing bid price of the Company's stock is below $15 anytime during the 20 days prior to December 31, 2000, the Company agreed to issue 28,750 additional shares of its common stock in this transaction. The Company also entered into a two year employment agreement with an employee of Value Technologies, Inc. which calls for the payment of salary and commissions. The Company has agreed to issue this individual 15,000 options to purchase common stock of the Company at the closing bid price of the stock on the date of closing of the agreement. The options vest one-half at the end of each year of employment under the agreement. The agreement calls for substantial payments if the employee is terminated without cause. The Company incurred costs and finders fees of $90,000. The assets recorded included $1,900 of equipment and goodwill of $620,600.

Unaudited results of operations of Value Technologies, Inc. are as follows:

                                      Six Months        Year Ended
                                        Ended          December 31,
                                    June 30, 2000         2000
                                    -------------      ------------

     Revenues                        $1,692,418         $4,135,273
     Cost of sales                    1,515,258          3,767,764
     Gross profit                       177,160            367,509
     Net income (loss) before
      income taxes                       (4,364)           243,493

                               SAN HOLDINGS, INC.
                   (formerly Citadel Environmental Group, Inc.)
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000

2.  Changes in securities (continued)

Stock option plan:

On March 1, 2000, shareholders of the Company approved the 2000 Incentive Stock Option Plan. The total number of shares of common stock subject to options under the 2000 Plan may not exceed 1,500,000.

On June 9, 2000, the Company issued 15,000 options to directors of the Company. The options are exercisable for five years at $10.82 per share.

3.  Note payable

On March 16, 2000, the Company borrowed $1,000,000 from a bank payable $86,500 monthly including interest at 6.9% with the balance due on March 10, 2001, secured by a certificate of deposit. As of June 30, 2000, the loan balance was $755,950.

4.  Income taxes

As of December 31, 1999 and June 30, 2000, total deferred tax assets and valuation allowance are as follows:

                                      1999          2000
                                    --------      --------
     Deferred tax asset             $ 66,000      $ 66,000
     Deferred tax liability           (6,000)       (6,000)
                                    --------      --------
        Net deferred tax asset      $ 60,000      $ 60,000
                                    ========      ========

5.  Settlement of accounts receivable

During the quarter ended March 31, 2000, the Company settled a delinquent account receivable with a book value of $1,995,070 (net of related bad debt reserve) for common stock of another company. In addition, the customer has agreed upon the payment of certain other obligations to another of its vendors, to redeem the shares held by the Company at $.35 per share before September 28, 2000, at the greater of $.52 per share or the then current market price on or after September 28, 2000. Proceeds from the customer's (1) sale of a division, (2) 50% of net earnings or (3) 50% of any capital contributions or loans are to be used to redeem the shares. The market value of the stock held at June 30, 2000 was $1,518,132. Therefore, the value of the recorded asset is subject to change should the financial condition of the customer deteriorate.

                               SAN HOLDINGS, INC.
                   (formerly Citadel Environmental Group, Inc.)
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000

6.  Notes receivable

During the quarter ended March 31, 2000, the Company sold equipment to XS Data Solutions, Inc. (XSDS) for $3,261,939. The Company has tried to assist XSDS in securing lease financing but without success. During the quarter ended June 30, 2000, the Company advanced XSDS $215,331 evidenced by a note receivable due June 26, 2001, bearing interest at the rate of 10% per annum. XSDS also entered into a note for the payment of the $3,261,939 amount invoiced due June 30, 2001, bearing interest at the rate of 10% per annum.
The Company has deferred the potential revenue of $468,935 on this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In the fiscal quarter ended June 30, 2000, the Company was primarily engaged in the development of its data storage solutions business. The Company is pursuing plans to expand sales together with growth by acquisition of similar data storage services businesses as detailed in its Form 10-KSB for the period ended December 31, 1999.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30,
1999

     Revenues for the six month period ended June 30, 2000, were $7,280,042 as compared to $6,347,058 for the six months ended June 30, 1999. The increase in revenues was the result of revenues generated by CoComp, Inc. acquired in
January 2000.   Revenues were negatively impacted by the distractions
associated with integrating the businesses and personnel of Citadel, SAN and CoComp.

     The cost of revenues for the six months ended June 30, 2000, were $5,924,294 as compared to $5,727,152 for the six months ended June 30, 1999. As a percentage of revenues, the cost of revenues declined from 90.2% in the 1999 period to 81.4% in the six months ended June 30, 2000. The reason for the decreasing percentage is that the Company realizes a higher profit margin on its storage area network products and on its services, and revenues from these areas is increasing as a percentage of total revenues. This analysis ignores the one time settlement of a disputed payable in the amount of $477,572.

     General and administrative expenses for the six months ended June 30, 2000, were $1,617,864 as compared to $396,338 for the six months ended June 30, 1999. The increase in general and administrative expenses reflects the emphasis being placed on increasing the number and experience of the engineering support. The number of qualified engineers grew from two in 1999
to thirteen as of June 30, 2000.   These increases were the result of revenue
growth and the acquisition of CoComp, Inc. including expansion of technical service offerings and hiring of sales support staff.

     Interest income increased to $107,147 in the six months ended June 30, 2000, as compared to $17,947 in the prior year due to the increased cash balance of the Company.

     The Company had a net income before tax of $187,069 in the six months ended June 30, 2000, compared to net income of $219,977 in the six months ended June 30, 1999. The decrease is attributable to the settlement of the disputed payables, the increase in margins created by additional services business, offset by expenditures on required infrastructure.

     THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

     Revenues for the three month period ended June 30, 2000, were $3,531,143 as compared to $2,251,969 for the three months ended June 30, 1999. The increase in revenues was the result of revenues generated by CoComp, Inc.
acquired in January 2000.   Revenues were negatively impacted by the
distractions associated with integrating the businesses and personnel of Citadel, SAN and CoComp.

     The cost of revenues for the three months ended June 30, 2000, were $2,811,596 as compared to $2,041,335 for the three months ended June 30, 1999. As a percentage of revenues, the cost of revenues declined from 90.6% in the 1999 period to 79.6% in the three months ended June 30, 2000. The reason for the decreasing percentage is that the Company realizes a higher profit margin on its storage area network products and on its services, and revenues from these areas is increasing as a percentage of total revenues.

     General and administrative expenses for the three months ended June 30, 2000, were $719,820 as compared to $119,786 for the three months ended June 30, 1999. The increase in general and administrative expenses reflects the emphasis being placed on increasing the number and experience of the engineering support. The number of qualified engineers grew from two in 1999
to thirteen as of June 30, 2000.   These increases were the result of revenue
growth and the acquisition of CoComp, Inc. including expansion of technical service offerings and hiring of sales support staff.

     Interest income increased to $43,317 in the three months ended June 30, 2000, as compared to $16,997 in the prior year due to the increased cash balance of the Company.

     The Company had a net loss before tax of $(39,387) in the three months ended June 30, 2000, compared to net income of $93,807 in the three months ended June 30, 1999. The loss is attributable to the increased level of general and administrative expenses attributable to building the Company's infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $6,411,985 at June 30, 2000, as compared to $2,424,128 at December 31, 1999. The increase in working capital was primarily due to the proceeds from the sale of the preferred stock and exercise of warrants during the six months ended June 30, 2000.

     During the six months ended June 30, 2000, cash used in operating activities was $(3,579,171) compared to cash provided of $235,046 for the six months ended June 30, 1999. The primary reason for the large increase in cash used in operating activities was the $(3,732,650) increase in accounts receivable, and the $311,057 increase in inventory, offset by an increase in deferred revenue of $468,935, and net income of $117,292.

     Cash used in investing activities during the six months ended June 30, 2000, was $(3,543,696) as compared to $(643,733) during the six months ended June 30, 1999. During the six months ended June 30, 2000, the Company paid $1,817,510 for CoComp, Inc., purchased a $1,000,000 certificate of deposit, and advanced $215,331 to XS Data Solutions, Inc.

     Cash provided by financing activities during the six months ended June 30, 2000, was $6,483,316 as compared to $500,000 for the comparable period in 1999. The Company received $6,003,366 from the sale of preferred and common stock and the exercise of warrants and $1,025,000 from short-term loans in the six months ended June 30, 2000, less payments of $545,050 on the notes payable.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     During the three months ended June 30, 2000, the Compared issued a total of 775,148 shares of its common stock to 23 accredited investors who exercised warrants. The shares were issued in reliance on the exemption provided by
Section 4(6). Each investor was provided with information on the Company and each person signed an investment representation statement.

     On June 28, 2000, the Company completed the acquisition of 100% of the outstanding common stock of Value Technology, Inc., and in connection therewith the Company issued a total of 115,000 shares to three principals of Value Technology, Inc. pursuant to the exemption provided by Section 4(2). Two of these three persons became employees of the Company. Each person signed an agreement in which he represented that he was acquiring the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificates and stop transfer orders were issued to the transfer agent.

ITEM 3.  DEFAULTS OF SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          27     Financial Data Schedule      Filed herewith electronically

     (b)  Reports on Form 8-K.

     The Company filed a Report on Form 8-K dated April 20, 2000, related to the change in the Company's auditors to Causey, Demgen & Moore, Inc. The 8-K reported on Items 4 and 7.

     The Company filed a Report on Form 8-K dated June 28, 2000, related to the acquisition of Value Technology, Inc. which reported on Items 2 and 7.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SAN HOLDINGS, INC.


                                   By:/s/ L.W. Buxton
Date:  August 22, 2000                L. W. Buxton, President