Form 10QSB
period 2000-09-30
SAN HOLDINGS INC
filed 2000-11-16
CIK 799097

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For Quarter Ending September 30, 2000

                         Commission File Number 0-16423


                               SAN Holdings, Inc.
             (Exact name of registrant as specified in its charter)


         Colorado                                       84-0907969
 (State of incorporation)                        (I.R.S. Employer ID Number)


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

                                Yes [ X ] No [ ]




As of November 14, 2000, 9,221,152 common shares, no par value per share, were outstanding.

                               SAN Holdings, Inc.
                  (formerly Citadel Environmental Group, Inc.)

                                   INDEX


Part I FINANCIAL INFORMATION

   Item 1.

      Consolidated Balance Sheets, December 31, 1999 and
        September 30, 2000 (Unaudited)                                  3

      Consolidated  Income Statement for the Three Months
        Ended September 30, 1999 and 2000 (Unaudited)                   5

      Consolidated  Income  Statement  for the Nine Months
        Ended September 30, 1999 and 2000                               6

      Consolidated Statement of Stockholders' Equity for the
        Nine Months Ended September 30, 2000 (Unaudited)                7

      Consolidated Statement of Cash Flows for the Nine Months
        Ended September 30, 1999 and 2000 (Unaudited)                   8

      Notes to Unaudited Consolidated Financial Statements              9

   Item 2.Management's Discussion and Analysis of Financial
      Condition and Results of Operations                              13

Part II OTHER INFORMATION

   Item 1. Legal Proceedings                                           15

   Item 2. Changes in Securities                                       15

   Item 3. Default on Senior Securities                                15

   Item 4. Submission of Matters to a Vote of Security Holders         15

   Item 5. Other Information                                           15

   Item 6. Exhibits and Reports on Form 8-K                            15

Part III SIGNATURES                                                    16

   Exhibit 27

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                           CONSOLIDATED BALANCE SHEET
                    December 31, 1999 and September 30, 2000
                                  (Unaudited)

                                     ASSETS

                                                          1999          2000
                                                          ----          ----
Current assets:
   Cash and cash equivalents                           $2,789,170   $   357,706
   Certificate of deposit (Note 3)                              -     1,000,000
   Accounts receivable, less allowance for doubtful
    accounts of $326,987 (1999) and $20,000 (2000)      4,156,227     5,999,649
   Notes receivable (Note 6)                                    -       261,836
   Inventory                                                    -       582,053
   Prepaid expenses                                        32,271       108,192
   Investment securities available for sale (Note 5)            -     1,995,070
   Income taxes receivable                                      -        35,830
   Deferred income taxes (Note 4)                          66,000             -
                                                       ----------   -----------

    Total current assets                                7,043,668    10,340,336

Property and equipment:
   Furniture and fixtures                                  15,311       400,211
   Office equipment                                         6,108       252,654
   Leasehold improvements                                   2,491         2,491
                                                       ----------   -----------
                                                           23,910       655,356

   Less accumulated depreciation and amortization           1,770       210,067
                                                       ----------   -----------

    Net property and equipment                             22,140       445,289

Other assets:
   Goodwill, net of accumulated amortization of
    $107,384 (Note 2)                                           -     2,578,964
   Cost of purchased contracts, less accumulated
    amortization of $120,000 (1999) and $180,000 (2000)   380,000       320,000
   Deposits                                                 2,000         2,000
                                                       ----------   -----------

    Total other assets                                    382,000     2,900,964
                                                       ----------   -----------

                                                       $7,447,808   $13,686,589
                                                       ==========   ===========






                            See accompanying notes.

                              SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                           CONSOLIDATED BALANCE SHEET
                    December 31, 1999 and September 30, 2000
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         1999          2000
                                                         ----          ----
Current liabilities:
   Accounts payable                                     $3,837,162  $ 3,000,034
   Income taxes payable (Note 4)                            85,253            -
   Accrued expenses                                        452,125      444,808
   Accrued expenses - related parties                      195,000      402,500
   Deferred revenue (Note 6)                                     -      123,035
   Short-term notes payable - related party                 50,000            -
   Short-term notes payable (Notes 2 and 3)                      -    1,006,298
                                                        ----------  -----------

    Total current liabilities                            4,619,540    4,976,675

Long-term debt:
   Long-term debt (Note 2)                                       -      215,000
   Deferred income taxes payable (Note 4)                    6,000            -
                                                        ----------  -----------

    Total long-term debt                                     6,000      215,000


Stockholders' equity (Note 2):
   Preferred stock; no par value, 10,000,000 shares
     authorized:
      Preferred AA stock; 1,550,800 shares (1999) and
       no shares (2000) issued and outstanding           2,042,985            -
      Preferred AAA stock; 133,600 shares (1999) and
       no shares (2000) issued and outstanding             352,000            -
   Common stock; no par value, 25,000,000 shares
    authorized, issued and outstanding: 3,800,000 shares
    (1999) and 9,221,152 shares (2000)                     364,505    9,788,277
   Retained earnings                                        62,778   (1,293,363)
                                                        ----------  -----------

    Total stockholders' equity                           2,822,268    8,494,914
                                                        ----------  -----------

                                                        $7,447,808  $13,686,589
                                                        ==========  ===========







                            See accompanying notes.

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  For the Three Months ended September 30, 2000
                                   (Unaudited)

                                                September 30,  September 30,
                                                      1999         2000
                                                      ----         ----

Revenues                                          $1,453,290    $ 5,173,333

   Cost of revenues                                1,117,031      3,812,984
                                                  ----------    -----------

   Gross profit                                      336,259      1,360,349


General and administrative expenses                  355,558      2,789,278
Amortization of goodwill                                   -         46,176
                                                  ----------    -----------

Income (loss) from operations                        (19,299)    (1,475,105)

Other income (expense):
   Interest expense                                  (15,786)       (30,908)
   Interest income                                    66,586         22,803
                                                  ----------    -----------

    Total other income (expenses)                     50,800         (8,105)
                                                  ----------    -----------

Income before income taxes                            31,501     (1,483,210)

Income taxes                                          11,813         (9,777)
                                                  ----------    -----------

Net income (loss)                                 $   19,688    $(1,473,433)
                                                  ==========    ===========

Basic earnings per common share                   $     0.01    $     (0.17)
                                                  ==========    ===========

Diluted earnings per common share                 $     0.01    $     (0.17)
                                                  ==========    ===========









                             See accompanying notes.

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
              For the Nine Months ended September 30, 1999 and 2000
                                   (Unaudited)

                                                 September 30,  September 30,
                                                     1999           2000
                                                     ----           ----

Revenues                                          $7,800,348    $12,453,375

Cost of revenues:
   Cost of revenues                                6,844,183      9,737,278
   Settlement of disputed payable                          -       (477,572)
                                                  ----------    -----------

    Total cost of revenues                         6,844,183      9,259,706
                                                  ----------    -----------

   Gross profit                                      956,165      3,193,669


General and administrative expenses                  751,896      4,407,142
Amortization of goodwill                                   -        107,384
                                                  ----------    -----------

Income (loss) from operations                        204,269     (1,320,857)

Other income (expense):
   Interest expense                                  (37,324)      (105,234)
   Interest income                                    84,533        129,950
                                                  ----------    -----------

    Total other income (expenses)                     47,209         24,716
                                                  ----------    -----------

Income before income taxes                           251,478     (1,296,141)

Income taxes                                          94,304         60,000
                                                 -----------    -----------

Net income (loss)                                $   157,174    $(1,356,141)
                                                 ===========    ===========

Basic earnings per common share                  $      0.05    $     (0.19)
                                                 ===========    ===========

Diluted earnings per common share                $      0.04    $     (0.19)
                                                 ===========    ===========





                             See accompanying notes.

                              SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months ended September 30, 2000
                                   (Unaudited)

                                                                                                          Retained
                                    AA Preferred stock     AAA Preferred stock        Common stock        earnings
                                    Shares      Amount     Shares       Amount     Shares      Amount     (deficit)
                                    ------      ------     ------       ------     ------      ------     ---------


Balance, December 31, 1999         1,550,800  $2,042,985    133,600 $   352,000   3,800,000 $   364,505   $   62,778

 Stock issued in reorganization
  with Citadel (Note 2)                    -           -                     -     951,789     (18,337)           -

 Issuance of stock to CoComp
  (Note )                                  -           -                     -      88,888     153,332            -

 Issuance of Series AA preferred
  stock (Note 2)                   1,134,526   1,530,291          -           -           -           -            -

 Issuance of Series AAA preferred
  stock (Note 2)                           -            -   363,734     898,350           -           -            -

 Sale of common stock in a private
  placement                                -            -         -           -     170,667     515,001            -

 Exercise of stock warrants                -            -         -           -     912,148   3,547,650            -

 Conversion of Series AA and
  Series AAA preferred stock
  to common                       (2,685,326)  (3,573,276) (497,334) (1,250,350)  3,182,660   4,823,626            -

 Issuance of common stock for
  acquision of Value Tech (Note 2)         -            -         -           -     115,000     402,500            -

 Net loss for the nine months
  ended September 30, 2000                 -            -         -           -           -           -   (1,356,141)
                                  ----------   ----------  --------  ----------   ---------  ----------   ----------

Balance, September 30, 2000                -   $        -         -  $        -   9,221,152  $9,788,277  $(1,293,363)
                                 ===========   ==========  ========= ==========   =========  ==========  ===========















                             See accompanying notes.

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Nine Months ended September 30, 1999 and 2000
                                   (Unaudited)

                                                    September 30, September 30,
                                                         1999          2000
                                                         ----          ----
Cash flows from operating activities:
   Net income                                         $ 157,174   $(1,356,141)
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                       2,000       300,109
      Deferred income taxes                                   -        60,000
      Changes in assets and liabilities:
       Accounts receivable                             (459,531)   (2,182,069)
       Inventory                                          1,144      (427,071)
       Prepaid expenses                                 (22,391)      (33,881)
       Accounts payable                                 463,039    (1,821,674)
       Income taxes payable                              94,304      (121,083)
       Accrued expenses                                  82,423        53,683
       Deferred revenue                                       -       123,035
                                                      ---------   -----------
        Total adjustments                               160,988    (4,048,951)
                                                      ----------  -----------
      Net cash provided by (used in) operating
       activities                                       318,162    (5,405,092)

Cash flows from investing activities:
   Purchase of property and equipment                   (21,575)     (448,616)
   Purchase of certificate of deposit                         -    (1,000,000)
   Purchase of contract                                (500,000)            -
   Notes receivable                                           -      (261,836)
   Acquisition of CoComp                                      -    (1,817,510)
   Acquisition of Value Tech                                  -      (220,000)
                                                      ---------    ----------
      Net cash used in investing activities            (521,575)   (3,747,962)

Cash flows from financing activities:
   Proceeds from issuance of preferred stock                  -     2,428,641
   Stock and warrant proceeds                                 -     4,062,651
   Proceeds from short-term borrowings                  500,000     1,025,000
   Payments on notes payable                            (25,000)     (794,702)
                                                      ---------    ----------

    Net cash provided by financing activities           475,000     6,721,590
                                                      ---------    ----------

Net increase (decrease) in cash and cash
   equivalents                                          271,587    (2,431,464)
Cash and cash equivalents at beginning of period        224,963     2,789,170
                                                      ---------    ----------

Cash and cash equivalents at end of period            $ 496,550    $  357,706
                                                      =========    ==========

                             See accompanying notes.


                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


1. Basis of presentation

   The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders on Form 10-KSB/A for the year ended December 31, 1999, and Forms 8-K relating to the acquisition of Storage Area Networks, Inc. and Co Comp, Inc.

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

   On January  21,  2000,  in  exchange  for  $1,079,000  in cash,  $951,000 in promissory notes and 88,888 shares of Citadel common stock valued at $153,332, Citadel acquired all the outstanding stock of Co Comp, Inc., a provider of data storage systems and services based in Colorado. The notes are payable $251,000 on June 30, 2000, $500,000 on January 21, 2001 and $200,000 on January 21, 2002, including interest at 12% per annum. The Citadel common shares were to be issued within 15 days from the effective date of the proposed 1 for 36 reverse stock split. The Company also paid $408,000 in dividends to the prior owners of Co Comp in January 2000, prior to the acquisition and $408,729 under an earn out provision to the former shareholders of Co Comp. As of June 30, 2000, the Company is contingently liable for an additional $56,271 under the earn out provision.

   In connection with this transaction, the Company recorded goodwill of $2,065,748, which is being amortized over 15 years, the period estimated by management to be benefited.

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

2. Changes in securities (continued)

   On March 1, 2000, the shareholders of the Company approved a 1 for 36 common stock reverse split. All numbers of shares have been adjusted to reflect the reverse split.

   During March and April, 2000, the Company completed a private placement of 170,667 shares of common stock with a third party for net proceeds of $515,001 (net of offering costs of $55,000). The agreement provides common stock warrants with an exercise price of $9.00 per share and expiring in three periods: 200,000 in December, 2000, 400,000 in June, 2001, and 400,000 in December, 2001.

   On April 4, 2000, all of the outstanding Series AA and AAA preferred stock were converted into common stock at the rate of one share of common stock for each preferred share.

   Between March and September 2000, the Company received net proceeds of $3,547,650 from the exercise of warrants to purchase 912,148 shares of common stock.

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

   Unaudited results of operations of Value Technologies, Inc. are as follows:

                                             Six months      Year ended
                                            Ended June 30,   December 31,
                                               2000             1999
                                            -------------    -----------
   Revenues                                 $1,692,418       $4,135,273
   Cost of sales                             1,515,258        3,767,764
   Gross profit                                177,160          367,509
   Net income (loss) before income taxes        (4,364)         243,493

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

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

3. Note payable

   On March 16, 2000, the Company borrowed $1,000,000 from a bank payable $86,500 monthly including interest at 6.9% with the balance due on March 10, 2001, secured by a certificate of deposit. As of September 30, 2000, the loan balance was $506,298.

4. Income taxes

   As of December 31, 1999 and June 30, 2000, total deferred tax assets and valuation allowance are as follows:

                                             1999        2000
                                             ----        ----
     Deferred tax asset                   $ 66,000    $597,300
     Deferred tax liability                 (6,000)    (20,000)
     Valuation allowance                         -    (577,300)
                                          --------    --------

        Net deferred tax asset            $ 60,000    $      -
                                          ========    ========


5. Settlement of accounts receivable

   During the quarter ended March 31, 2000, the Company settled a delinquent account receivable with a book value of $1,995,070 (net of related bad debt reserve) for common stock of another company. In addition, the customer has agreed upon the payment of certain other obligations to another of its vendors, to redeem the shares held by the Company at $.35 per share before September 28,2000, at the greater of $.52 per share or the then current market price on or after September 28, 2000. Proceeds from the customer's (1) sale of a division, (2) 50% of net earnings or (3) 50% of any capital contributions or loans are to be used to redeem the shares. The market value of the stock held at September 30, 2000 was $1,162,825. Therefore, the value of the recorded asset is subject to change should the financial condition of the customer deteriorate.

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

6. Notes receivable

   During the quarter ended March 31, 2000, the Company sold equipment to XS Data Solutions, Inc. (XSDS) for $3,261,939. The Company has tried to assist XSDS in securing lease financing but without success. During the quarter ended June 30, 2000, the Company advanced XSDS $215,331 evidenced by a note receivable due June 26, 2001 bearing interest at the rate of 10% per annum. XSDS also entered into a note for the payment of the $3,261,939 amount invoiced due June 30, 2001 bearing interest at the rate of 10% per annum. The Company has deferred the potential revenue of $468,935 on this transaction. During the quarter ended September 30, 2000, the Company advanced XSDS an additional $150,000 and received a refund of leasing fees incurred of $103,495 resulting in a loan balance of $261,836. During the quarter ended September 30, 2000, the Company received a $700,000 payment from XSDS and the sale of equipment was reclassified from a note receivable to an account receivable.

7. Commitments

   During the quarter ended September 30, 2000, the Company entered into various leases for office space. As of September 30, 2000, the Company had the following lease commitments.

             2001                                $224,695
             2002                                 231,967
             2003                                 198,387
             2004                                  64,390
                                                 --------

                                                 $719,439
                                                 ========

                               SAN HOLDINGS, INC.
                   (formerly Citadel Environmental Group, Inc.)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In the fiscal quarter ended September 30, 2000, the Company was primarily engaged in the development of its data storage solutions business. The Company plans to expand sales and grow by acquisition of similar data storage services businesses as detailed in its Form 10-KSB for the period ended December 31, 1999.

RESULTS OF OPERATIONS

    The historical reporting for the year ended 1999 is inclusive of Storage Area Networks only. These values are the un-audited results of the single company and are provided for presentation purposes only. While the financial data is accurate, the strategic direction, market position and prospects of SANS HOLDING, after the combination of Citadel, SAN, CoComp, and Value Technology, are markedly different from that of any of these companies as individually operated.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues for the three-month period ended September 30, 2000, were $5,173,333 as compared to $1,453,290 for the three months ended September 30, 1999. Revenue for the current three months was impacted by: (1) the repositioning of product mix of the acquired companies and (2) the disruptions associated with integrating the businesses and personnel of Citadel, SAN and CoComp,and Value Technology.

     The cost of revenues for the three months ended September 30, 2000, were $3,812,984 as compared to $1,117,031 for the three months ended September 30, 1999. The gross profit increased to 26.30% for the period ended September 30, 2000 from the 23.14% gross profit for 1999. Higher gross profit margins are due to favorable changes in product and service mix.

     General and administrative expenses for the three months ended September 30, 2000, were $2,789,278, or 53.92% of revenues, as compared to $355,558, or
24.47% of revenues, for the three months ended September 30, 1999. The September 2000 figure includes a one-time charge of $420,000 for severance costs associated with management restructuring. The increase in general and administrative expenses reflects the emphasis placed on increasing the number and experience of the engineering support function. The Company believes that its investment in broad engineering competence is and will be a major competitive advantage.

     Other income decreased to $(8,105) in the three months ended September 30, 2000, as compared to $50,800 in the prior year due to the decreased cash balance of the Company.

     The Company had a net loss before tax of $(1,483,210) in the three months ended September 30, 2000, compared to net income before tax of $31,501 in the three months ended September 30, 1999. The decrease is attributable to both an increase in general and administration costs, a one time charge for severance costs associated with management restructuring, as well as the adjustment to product mix and disruptions associated with integrating business and personnel.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues for the nine-month period ended September 30, 2000, were $12,453,375 as compared to $7,800,348 for the nine months ended September 30, 1999. Revenue for the current nine months was directly affected by the repositioning of product mix after the acquisition of Value Technology, Inc. into Citadel, SAN and CoComp.

     The costs of revenues for the nine months ended September 30, 2000, were $9,737,278 as compared to $6,844,183 for the nine months ended September 30, 1999. This resulted in an increase in gross profit margin for the period ended September 30, 2000 of 21.81% compared to 12.26% in the prior year.

     Higher gross profit margins are due to favorable changes in product and service mix. This analysis ignores the one time settlement of a disputed payable in the amount of $477,572.

     General and administrative expenses for the nine months ended September 30, 2000, were $4,407,142 as compared to $751,896 for the nine months ended September 30, 1999. The September 2000 includes a one-time charge of $420,000 for severance costs associated with management restructuring. The increase in general and administrative expenses reflects the emphasis placed on increasing the number and experience of the engineering support function.

     Other income in the nine months ended September 30, 2000 decreased to $24,716 as compared to $47,209 in the prior year due a decrease in the cash balance of the Company.

     The Company had a net loss before tax of $(1,296,141) in the nine months ended September 30, 2000, compared to net income before tax of $251,478 in the nine months ended September 30, 1999. The decrease is attributable to the increase in general and administrative expenses costs, a one time charge for severance costs associated with management restructuring, as well as the adjustment to product mix and disruptions associated with integrating business and personnel.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $5,363,661 at September 30, 2000, as compared to $2,424,128 at December 31, 1999. The increase in working capital was primarily due to the proceeds from the sale of the preferred stock and exercise of warrants during the nine months ended September 30, 2000.

     During the nine months ended September 30, 2000, cash used in operating activities was $(5,405,092) compared to cash provided of $318,162 for the nine months ended September 30, 1999. The primary reason for the large increase in cash used in operating activities was the $2,182,069 increase in accounts receivable, and the $427,071 increase in inventory, offset by a decrease in accounts payable of $1,821,674 and a net loss of $1,356,141.

     Cash used in investing activities during the nine months ended September 30, 2000, was $(3,747,962) as compared to $(521,575) during the nine months ended September 30, 1999. During the nine months ended September 30, 2000, the Company paid $1,817,510 for CoComp, Inc., purchased a $1,000,000 certificate of deposit, advanced $261,836 to XS Data Solutions, Inc, and paid $220,000 for Value Technology.

     Cash provided by financing activities during the nine months ended September 30, 2000, was $6,721,590 as compared to $475,000 for the comparable period in 1999. The Company received $3,547,650 from the exercise of common stock warrants and $1,025,000 from short-term loans in the nine months ended September 30, 2000, less payments of $794,702 on the notes payable.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     During the period from March through August 2000, the Company received $3,547,650 in net proceeds from the exercise of 912,148 outstanding warrants. The warrants were exercised by overseas and U.S. accredited investors pursuant to the exemption provided by Section 4(2) and Rule 506. Each warrantholder completed a subscription form in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution.

ITEM 3.  DEFAULTS OF SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

               27     Financial Data Schedule      Filed herewith electronically

     (b)  Reports on Form 8-K.

          The Company filed a Report on Form 8-K dated June 28, 2000, related to the acquisition of Value Technology, Inc., which reported on Items 2 and 7.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SAN HOLDINGS, INC.



                                   By:/s/ Catherine Shrode
Date:  November 16, 2000              Catherine Shrode, Chief Financial
                                      Officer