Form 10KSB
period 2000-12-31
SAN HOLDINGS INC
filed 2001-04-02
CIK 799097

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16423

SAN Holdings, Inc.
(Name of Small Business Issuer in its Charter)

                                                              Colorado                                                                                                                 84-0907969
                                                 (State of incorporation)                                                                               (I.R.S. Employer Identification No.)

900 West Castleton Road, Suite 210, Castle Rock, CO 80104                                     (303) 660-3933
(Address including zip code, area code and telephone number of Registrant's principal executive offices.)

                             Securities registered pursuant to Section 12(b) of the Act:      None

                             Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class                                                       Name of Each Exchange on Which Registered
                    Common stock, no par value                                                             OTC Bulletin Broad

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Issuer's revenues for its most recent fiscal year: $18,310,413

As of March 23, 2001, 9,300,874 shares of the Registrant’s common stock were outstanding.

On March 23, 2001, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $5,306,500. This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding on March 23, 2001 by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the closing price of the registrant’s common stock on March 23, 2001, as reported on the over-the-counter market.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

SAN HOLDINGS, INC.FORM
10-KSB

TABLE OF CONTENTS

Item No.                                                                                                 Page
- ----                                                                                                     ----

                                                       Part I

                                                       Part II

                                                       Part III

    9.     Directors, Executive Officers, Promoters and Control Persons; Compliance
           with Section 16(a) of the Exchange Act........................................................  15

   10.     Executive Compensation........................................................................  15

   11.     Security Ownership of Certain Beneficial Owners and Management................................  15

   12.     Certain Relationships and Related Transactions................................................  15

   13.     Exhibits and Reports on Form 8-K..............................................................  15

PART I

Forward Looking Statements

This annual report on Form 10-KSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” or “continue” or the negative of those words or other variations or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-KSB, including the statements under “Item 1 - Description of Business” and “Item 6 - Management’s Discussion and Analysis or Plan of Operation” and located elsewhere in this annual report on Form 10-KSB regarding the financial position and liquidity of the Company are forward-looking statements. Although SAN Holdings, Inc. believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors regarding forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations, are disclosed in this annual report on Form 10-KSB. SANZ does not undertake any obligation to publicly revise its forward-looking statements to reflect events or circumstances that arise after the date of this annual report on Form 10-KSB.

Important factors that could cause actual results to differ materially from those in the forward-looking statements in this annual report on Form 10-KSB and issued from time to time by the Company include changes from anticipated levels of operations, customer acceptance of existing and new products, anticipated development schedules of new products, anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, access to capital, and delays and disruptions in the shipment of products. These factors and others which management deems especially relevant to the Company are discussed under the heading “Investment Considerations” which appears below at Item 6. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Company’s cautionary statements.

Item 1. Description of Business

Development of the Company. SAN Holdings, Inc. ("SANZ" or "Company") was formed as a Colorado corporation in 1983 as Citadel Asset Management, Ltd., and was engaged in the investment advisory business until 1992, when it began to pursue other business opportunities. In January 2000, the Company acquired Storage Area Networks, Inc., a data storage solutions and services business, and CoComp, Inc., a business serving commercial data storage customers in the western United States. In June 2000, the Company acquired Value Technology, Inc., which provided data storage management services to financial institutions in New York City.

These companies, with varying degrees of presence in the storage products and solutions marketplace, merged their operations. Technical staff was recruited and integrated product solution development commenced in the summer of 2000. Initial capital was raised through private placement. The integration of these three companies into one public company was a difficult task that produced personnel turnover, loss of momentum and some account turnover that is typical of this process.

During the second half of 2000 the Company’s board of directors was restructured and, in early November 2000, John Jenkins was recruited and hired as the new Chairman and Chief Executive Officer. In late 2000, SANZ’ executive team designed and executed a new technology supplier strategy; launched the process of upgrading and expanding the sales force; improved significantly the infrastructure required to support both the selling and project execution elements of the business; accelerated the design of the integrated product solutions offerings; and expanded significantly the engineering staff.

The Company’s executive offices are located at 900 West Castleton Road, Suite 210, Castle Rock, CO 80104. The Company’s telephone number is (303) 660-3933.

General. To solve problems inherent in directly attached storage systems, a new storage-centric architecture, called a storage area network (“SAN”), has emerged. A SAN is a secondary, high speed computer network dedicated to backup and storage functions. Its main purpose is to centralize the data storage function, removing from the primary computer network the burden of massive data transfers that can slow it down. A SAN creates a reservoir of data storage that can be shared by multiple servers, with the ability to transport data over long distances. It permits large amounts of data to be shared, managed and accessed among diverse servers and storage systems running different computer operating systems or software applications, providing increased manageability and high performance. Superior high performance is particularly important for applications that depend on bulk data transfer, such as imaging.

SANZ serves the market for data storage as an independent “Storage Solution Provider.” The Company provides enterprise-level data storage and management solutions to a balanced client base in commercial and federal markets. SANZ records a mix of project, product, service and recurring revenues from storage management outsourcing contracts.

The Company designs, delivers and, for some clients manages, sophisticated, “best of breed” data storage solutions in one of three ways:

1.	Building custom storage solutions to meet client's specific needs.

2.	Providing integrated product solutions, or proprietary storage products, to address specific market niches.

3.	Providing storage system management services to clients.

The Company builds and manages its best of breed solutions by integrating product offerings from its technology product suppliers including:

      1.   Veritas
      2.   Sun Microsystems
      3.   Compaq Computer
      4.   StorageTek
      5.   LSI Logic
      6.   Brocade

SANZ believes it has strong relationships with these product suppliers. The Company holds GSA (General Supply Administration) schedules for many of these products, which gives it a distinct advantage in working with government clientele. In some cases, these technology partners engage SANZ for the expertise SANZ brings to a technology team, in particular in heterogeneous technology environments, where individual manufacturers lack the skills necessary to work with all the full range of software and hardware components presenting a sophisticated solution.

SANZ operates from an engineering-centric business model, with a current ratio of engineering to sales staff of near 1 to 1. To support its ability to deliver complex technical solutions in a pre-tested model, SANZ has invested in a sophisticated interoperability testing and demonstration laboratory.

The Company applies a market segment focus to ensure it provides its clients with solutions properly tailored to the needs of their particular business environment. This approach led SANZ to undertake the development and introduction of its proprietary storage appliances. These products address extraordinary requirements for those applications where available technologies do not yet accommodate all storage and data management demands. Current storage appliances and development efforts include solutions for geospatial data storage and management, “Rich Media” content management, and fault tolerant NT environments for critical applications. SANZ anticipates it will continue to dedicate resources to develop efficient, tailored storage solutions for application to additional market segments, as new opportunities are identified.

The Market: The market for data storage solutions is robust and broad-based. Industry analysts such as IDC, The Yankee Group and Dataquest predict that: corporate IT departments will spend between 75 to 90 cents of every dollar over the next five years on data storage products as companies increase their requirements for data storage by 100 percent or more per year; storage hardware revenues are growing faster than revenues for either servers or microprocessors; customers spend today as much on storage as they do on computing power and in a few years they will spend three times as much on storage as they do on computers. Those same analysts forecast 70% compound annual growth rates for the more sophisticated storage solution market segments such as SAN (storage area networks).

The growth in demand for data storage is the result of data intensive applications, document imaging, digital video, e-banking, e-education, scientific research, archiving satellite imagery and many other technology innovations where database storage is an enabling element. Beyond the issues of storage itself data availability becomes critical. The dependence of today’s businesses on the Internet has made high availability essential for virtually all server applications.

Whether individuals are connected to e-mail servers, customers are placing orders over an e-commerce site, or vendors are helping manufacturers manage supply chains, the Internet is connecting servers in data centers to a broad range of clients both within and outside companies. Such dependence has led to centralization of servers in large “server farms” at centralized data centers attached to large amounts of storage for databases as a way of lowering costs of management.

Throughout the 1970‘s and the 1980‘s storage deployment could be described as a many-to-one model with all data storage devices being connected to the server, host computer or mainframe system. During the late 1980‘s and the 1990‘s, a one-to-one relationship developed between the server and the storage devices. Storage became dedicated to a specific server, as departmental and distributed systems became widespread. Today, the efficiencies possible through aggregating storage devices into networks of storage capacity have presented new opportunities for companies which are positioned to meet the growing demand for storage with innovative solutions.

SANZ Products and Services: The Company employs a direct sales model, but relies heavily on cooperative selling with its technology partners all of whom have direct sales personnel who are tasked to support channel partners such as SANZ. Those technology partners may provide opportunity leads to the Company for SANZ to execute directly, or include SANZ as part of a large system solution delivery project that is managed by the partner. In its own efforts, SANZ often will call upon its technology partners for direct support to address hardware or software migration plans, or to provide lease financing for large projects.

SANZ’ product and solution delivery can be broken into two distinct general categories, the first called Custom Client Solutions and the second, Integrated Product Solutions.

            Custom Client Solutions:

The Company designs and delivers custom solutions by working with its clients to understand their current and projected data storage needs. SANZ engineering staff designs a “best of breed” system to meet those needs, selects and acquires the hardware and software components from its technology suppliers, performs interoperability testing as required, and finally installs the system at the client’s facility. SANZ has developed its product and service offerings specifically to be able to engage a client at any point in the evolution of their storage requirements, and to continue to provide solutions as the client’s needs change in scope

            Integrated Product Solutions:

As a logical extension of its custom client solution business and vertical market focus, SANZ has invested in designing integrated solutions to address identified niche market opportunities. As the Company works with many clients in a particular industry and determines common requirements, SANZ product development staff looks for opportunities to address those common requirements with a standard design or configuration. For some clients, these requirements can be a “simple” storage appliance, for others the solution includes a more complex package of services.

1.	SANZstream - a storage and content management system designed to address the particular needs of handling digital “Rich Media” content. Digital media files are large and present particular content management requirements in an “on-demand” environment. The Company has reason to believe that its offering is distinct and serves a need for centralized content management not previously addressed. The Company has selected its initial target market as the Video on Demand or VOD and Learning on Demand or LOD sectors. The Company has not yet sold any of its SANZstream systems, released in December 2000, but currently is marketing to large broadband infrastructure companies and media content owners.

2.	GEMS (Geospatial Enterprise Management System), is a storage and Geographical Information System data management system that allows geospatial data to be stored and managed from anywhere in the world. Geospatial data (digital images of the earth’s surface captured by satellite or aerial observation) is finding increasingly broad use ranging from defense surveillance to city and county planning functions. Ready, cost-effective access to the massive amounts of digital mapping information available is a need that the Company believes is not currently being filled. GEMS is designed to provide low cost easy access to a broad range of potential users. The business community is rapidly becoming one of the largest users of Geographic Information Systems (GIS) technology. GEMS is scheduled for release and general availability at mid-year 2001.

3.	SANZguard Fault Tolerant appliance was originally conceived to provide high availability assurance to storage area network control. The Company believes that there is a large potential market for providing high availability solutions to support users of Microsoft Exchange and other NT applications. SANZguard is scheduled for release and general availability at mid-year 2001.

Markets Served: SANZ serves both Federal Government and Commercial markets. Within the commercial sector, the Company has elected to address currently the following segments: Financial Services, Oil and Gas, Telecommunications, Media Distribution, Medical Imaging and general IT Infrastructure upgrade. These segments are in various states of maturity in their use of data storage technology.

The Company’s Federal Government clients include agencies involved in national defense, high performance government computing and government logistics.

Two of the Company’s customers accounted for 14.9% and 5.5%, respectively, of SANZ’ total revenue in 2000, and accounted for 22.5% and 15.0%, respectively, of total revenue in fiscal 1999. In 2000, another customer accounted for approximately 14.8% of total revenue.

Warranties

The Company provides for replacement of components and products according to the manufacturer’s warranty. The Company makes no additional warranties on the products it resells. If requested, the Company will facilitate communication between the end-user and the manufacturer or other warranty dealers. To date, the servicing and replacement of defective components and products have not been material The Company has not yet determined the nature or extent of any warranty it may offer for its proprietary products.

Competition

The market for data storage is rapidly evolving and highly competitive, and is served by many manufacturers, value added resellers, storage solution providers, and storage service providers. Major computer system firms, including Compaq, Dell, Fujitsu Siemens, Hewlett Packard, IBM and Sun Microsystems all offer storage devices along with their server, workstation and desktop computer systems. Manufacturers specializing in only storage technology products include Dothill, EMC, Exabyte, Hitachi Data Systems, LSI Logic, MTI Technology, nStor, OnStream, Spectralogic, StorageTek, Storcase, Ultera and Veritas. Some product companies address the market with a direct sales model, some employ a channel partner only strategy and some use a hybrid strategy that includes both. A number of these suppliers are key technology suppliers of SANZ. Those that are not provide competition in SANZ accounts and markets. In some cases, in large legacy accounts of its technology partners, SANZ will face competition directly from those suppliers. There are a large number of private company value added resellers that serve as sales and distribution outlets for the manufacturers listed above, while many of these offer only component sales and distribution, SANZ may sometimes compete with these companies at the user client level. In general, these companies are regional in nature. Companies that characterize themselves as Storage Solutions Providers include Bell Microcomputer, Cranel, Datalink, Stornet, Alanco. Some of these, such as Bell, are large component resellers who are just moving into the market for complete solution delivery. Others, such as Datalink, have applied the solution sale model longer.

Employees

As of December 31, 2000, the Company employed 37 people, all in full-time positions. None of the Company’s employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are good.

Item 2. Description of Property

The Company occupies 6,725 square feet of office and lab space in Castle Rock, Colorado. The lease for the Castle Rock facility expires on May 31, 2004. The monthly rent of this lease is $9,578 plus the costs of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities.

The Company also leases office space for the following regional offices:

  Office Location             Lease Expiration     Monthly Rent     Square Footage
  ---------------             ----------------     ------------     --------------
  Boulder, CO                  July 31, 2003          $ 2002             1411
  Colorado Springs, CO          May 31, 2001          $ 724              1250
  Englewood, CO               October 31, 2001        $ 800              2855
  Phoenix, AZ                 October 15, 2005        $ 3148             1757
  Austin, TX                   August 1, 2003         $ 2320             1327

The Company believes that the properties, equipment, fixtures and other assets of the Company located within the Company’s facilities are adequately insured against loss, that suitable alternative facilities are readily available if the lease agreements described above are not renewed, and that its existing facilities are adequate to meet current requirements.

Item 3. Legal Proceedings

On May 15, 1999, the Company filed a lawsuit against 3Si Holdings, Inc. (“3Si”) in the District Court, Arapahoe County, Colorado, seeking payment of fifteen unpaid invoices totaling $745,637.

On March 16, 2000 the Company agreed to dismiss this lawsuit pursuant to a Settlement Agreement (the “Agreement”) in which 3Si stipulated that the amount of debt then owed by 3Si to the Company for unpaid invoices was $2,261,047.88. SANZ agreed to convert this debt into 6,460,137 shares of 3Si common stock, which values the shares at $.35 per share. The Agreement further required 3Si to redeem the shares and also to register the shares for public sale by the Company. As revenues come in from certain specified sources, 3Si is required to use those funds to redeem the shares issued to the Company. In addition, 3Si is required to pay to the Company 50% of any equity infusions or loans it receives. All redemptions during the first six months were to be at a price of $.35 per share, and all redemptions thereafter were to be at $.52 or the then current market price of 3Si shares, whichever was higher.

Late in the second half of 2000, the Company came to believe that 3Si had breached the Settlement Agreement by (i) retaining funds it had agreed to pay over to the Company, and (ii) omitting the Company’s 3Si shares from a registration statement filed for the sale of shares by 3Si.

The Company did not immediately commence litigation against 3Si for breaching the Settlement Agreement. Based on 3Si’s public filings, SANZ believed 3Si might be having difficulty funding its obligations under the Settlement Agreement, and SANZ contacted 3Si to discuss resolving the matter without resort to litigation. However, on February 28, 2001, 3Si commenced a civil action in the District Court for the County of Arapahoe, State of Colorado, naming as defendants Buck Buxton and Warren Smith, former officers and directors of SANZ, certain other individuals not affiliated with the Company, SANZ, and its subsidiary Storage Area Networks, Inc. The lawsuit asserts claims against Storage Area Networks, Inc. and the other defendants based on breach of contract, fraudulent misrepresentation, fraudulent concealment, conversion, violation of federal and state securities laws, and civil conspiracy, and against SANZ for civil conspiracy. 3Si is requesting compensatory damages exceeding $20 million, punitive damages exceeding $20 million, and other damages.

Management believes 3Si has filed this suit in an attempt to avoid or offset its obligations under the Settlement Agreement, and the Company intends to vigorously and aggressively defend against all claims. Currently, the Company is preparing its counterclaims, including 3Si's breach of the Settlement Agreement, to file in response to the complaint.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol “SANZ.”

The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock on the Over-the-Counter Bulletin Board. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The trading market in the Company’s securities may at times be moderately illiquid due to low volume.

                                                      Common Stock
                                           --------------------------------
                                            $ High              $ Low
                                           -------------   ----------------
      Fiscal 2000
                        First Quarter         19.75              18.75
                        Second Quarter        10.00              10.00
                        Third Quarter         4.625              4.625
                        Fourth Quarter        1.375              1.125
      Fiscal 1999
                        First Quarter          6.75               6.75
                        Second Quarter         6.75               6.75
                        Third Quarter          2.52               2.25
                        Fourth Quarter         7.20              1.125

On March 23, 2001, the last reported sales prices for the Common Stock as reported on the Over-the-Counter Bulletin Board was $0.8125.

Holders

As of March 23, 2001, there were 9,300,874 shares of Common Stock outstanding. The shares of Common Stock are held of record by approximately 225 holders, including those brokerage firms and/or clearing houses holding the Company’s Common Stock for their clientele, with each such brokerage house and/or clearing house being considered as one holder.

Dividend Policy

The Company has never declared or paid any dividends on the Company’s Common Stock. The Company currently intends to retain future earnings, if any, for the operation and development of the Company’s business. The Company does not intend to pay any dividends on the Common Stock in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation

General

The Company was formed in 2000 through the combination of three private companies, CoComp, ValueTech and Storage Area Networks, with a public company. Therefore, Management’s Discussion and Analysis set forth below focuses on the Company’s results in 2000, as no meaningful comparison with the prior year’s operations can be made.

The consolidated financial statements discussed below include the accounts of Storage Area Networks, Inc. for all periods presented, CoComp, Inc. from the date of its acquisition (January 21, 2000) and Value Technologies, Inc. from the date of its acquisition (June 27, 2000). All significant intercompany balances have been eliminated. Upon completion of the reverse acquisition between Storage Area Networks, Inc. into Citadel Environmental Group, Inc., Storage Area Networks, Inc. changed its fiscal year end of November 30 to December 31, effective December 30, 1999.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended November 30, 1999

Sales. The Company’s sales increased by $6 million, or 49%, during the twelve months ended December 31, 2000, from $12.3 million for the twelve months ended November 30, 1999. This increase is the result of increased sales and end-user system installations due to the acquisitions of CoComp and Value Tech. For the year ended December 31, 2000 and the twelve months ended November 30, 1999, none of the Company’s revenues were generated from the sale of products manufactured by the Company.

Cost of Sales. Cost of sales increased from $10.8 million for the twelve months ended November 30, 1999 to $14.2 million for the twelve months ended December 31, 2000. Also during 2000, a disputed payable of $500,000 was settled, decreasing the Company’s cost of sales.

Gross Margin. Gross margin as a percent of sales doubled for the year ended December 31, 2000 versus the fiscal year ended November 30, 1999. Gross margin for the year ended November 1999 was 12%, compared to a gross margin of 25% for the year ended December 2000. This increase is attributable to the change in the product mix from heavily governmental sales to a mix of commercial and governmental sales as a result of the acquisitions of CoComp and Value Tech during 2000. Management expects that gross margin will remain at a higher level for the near term as a result of the acquisitions and of its increased emphasis on providing expanded engineering services as part of its product and service offering.

Selling, General and Administrative. Selling, general and administrative expenses increased by $5 million during 2000. This increase is due to the acquisition of CoComp and Value Tech during the year as well as the aggressive growth strategy implemented during 2000. Also during 2000, the Company recorded $500,000 compensation expense in conjunction with the termination of an executive employment contract.

Impairment of receivables and securities. During 2000, the Company recorded two reserves to adequately reflect the declining value of these assets. This reserve is for $2.6 million and includes estimated legal costs of collection. Management has revised the Company’s credit procedures and policies in an effort to avoid similar problems in the future; however, due in large part to these receivables, the Company’s cash flow currently is restricted and Management has not counted on receipt of these funds in any of its current financial plans.

Interest Expense. During 2000, interest expense increased by $95,000. This increase is primarily due to the additional financing incurred with the acquisition of CoComp in January 2000.

Liquidity and Capital Resources

The Company’s cash position decreased by $2.5 million during 2000. At December 31, 2000, the Company had $300,000 in cash and cash equivalents.

For the year ended December 31, 2000, the Company’s continuing operating activities used $5.0 million of cash compared to $400,000 of cash generated during the fiscal year ended November 30, 1999. This increase in cash used is primarily due to the increased losses of $4.8 million associated with the aggressive growth strategy implemented during 2000 and the significant reserve recorded against accounts receivable. The Company used $565,000 for the purchase of property and equipment during 2000 compared to $24,000 for the previous fiscal 1999 period. The purchases in 2000 of assets associated with the acquisitions accounted for the majority of this variance.

The Company used cash to purchase a Certificate of Deposit, to secure a note payable for $1 million during 2000. This Certificate of Deposit matured on March 8, 2001. The Company also used approximately $2.1 million for investment activities during 2000 to acquire CoComp and Value Tech.

During 2000, the Company financed its operations with cash flows from short-term borrowings of $1 million and received $6.5 million from the sale of preferred and common stock and warrants. The Company also made payments of $1.7 million on debt.

During December 1999 and March 2000, the Company issued a total of 2,685,326 and 497,334 shares of Series AA and Series AAA convertible preferred stock for $1.50 and $3.00 per share, respectively, generating net proceeds of $2.4 million in December 1999 and $2.4 million in March 2000, net of offering costs.

During March and April 2000, the Company completed a private placement of 170,667 shares of common stock with a third party for net proceeds of $515,001 (net of offering costs of $55,000). The agreement provides common stock warrants with an exercise price of $9.00 per share and expiring in three periods: 200,000 in December 2000, 400,000 in June 2001, and 400,000 in December 2001.

Between March and September 2000, the Company received net proceeds of $3.5 million from the exercise of warrants to purchase 912,148 shares of common stock.

Capital Expenditures

During the year ended December 31, 2000, the Company acquired $565,000 of property and equipment for cash. The Company anticipates a slight decrease in its capital expenditures during 2001.

Effects of Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company’s sales or operating results.

Seasonality

Historically, the Company has not experienced seasonality in its business, although our revenue is subject to fluctuation. See "Investment Considerations," below.

Environmental Matters

The Company believes that it is currently in compliance with all applicable environmental regulations. Compliance with these regulations has not had, and is not anticipated to have, any material impact upon the Company’s capital expenditures,

Investment Considerations

In addition to the other information in this Annual Report, the following factors should be considered in evaluating our business and financial condition. The risks and uncertainties described below are those that we believe may materially affect the Company. Additional risks and uncertainties that we are unaware of or that we deem immaterial also may become important factors that affect the Company.

We may not be successful in growing our business quickly enough to support the investment we are making in infrastructure and technical resources.

In late 2000, our management team designed a new technology partner strategy; expanded significantly the engineering staff; began upgrading and expanding the sales force; and improved the infrastructure required to support both the selling and project execution elements of the business. If we fail to achieve the desired revenue and gross margin growth to cover this increased overhead, our progress to breakeven and profitable operations will be delayed. As a result, we would continue to have negative operating cash flow with the risk of going out of business.

Our ability to grow our business could be limited by factors beyond our control.

Our ability to grow our business will depend in part on certain actions taken by others. For example, our technology partners could change their marketing strategies and de-emphasize their use of marketing partners such as SAN Holdings. The Federal Government could reduce its budgets for IT equipment and services. A significant slowing of the general economy could result in depressed capital spending by our commercial client base.

There will be risks associated with developing and introducing our new “Integrated Product Solutions” offerings.

We are in various stages of developing three new “Integrated Product Solutions” offerings, SANZstream, GEMS, and the SANZguard Fault Tolerant appliance. SANZstream has been introduced but no sales have been generated. We expect to introduce the other two products in mid-year 2001. Market acceptance of these products may be slow or less than we expect, the products may not perform in a manner which is required by the market, or our competitors may be more effective in reaching the market segments we are targeting with these products. Slow market acceptance of these products will adversely affect our financial results.

We currently have limited working capital, and will require additional funds to grow our business. We have one large receivable that may be uncollectible and one large asset that may need to be written down.

Our working capital has been impaired due to certain problem receivables. See Management’s Discussion and Analysis” and “Financial Statements - Note 3 and Note 4.” We are close to closing a bank line of credit with a major bank, but there is no assurance that we will be successful in securing additional bank or other financing on favorable terms, or in an amount sufficient to fund the expanded business plan as quickly as Management has projected.

Due to our limited operating history and the uncertain acceptance of our new products, we may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

The Company’s limited operating experience, combined with the change of our business focus and other factors which are beyond our control, reduces our ability to accurately forecast our quarterly and annual revenue. If our revenue does not increase as anticipated, significant losses could result due to our higher expense levels.

We have experienced and expect to continue to experience significant period-to-period fluctuations in our revenue and operating results.

A number of factors may particularly contribute to fluctuations in our revenue and operating results, including: the timing of orders from, and product integration by, our customers, and the tendency of these customers to change their order requirements frequently with little or no advance notice to us; the rate of adoption of storage area networks as an alternative to existing data storage and management systems; deferrals of customer orders in anticipation of new products, services or product enhancements from us or our competitors or from other providers of storage area network products; and the rate at which new markets emerge for products we are currently developing.

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

We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain our current personnel and hire additional personnel, our ability to sell our products and achieve our necessary growth rate could be harmed.

The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products. In addition, our technology partners have imposed minimum number and training requirements for engineering staff. While we currently meet these requirements, if we lose any engineers due to turnover or if we are unable to hire and train a sufficient number of engineers we could lose business generated through these partners.

Any acquisitions we make could disrupt our business and harm our financial condition.

As part of our growth strategy, we intend to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including: problems integrating the acquired operations, technologies or products with our existing business and products; diversion of management’s time and attention from our core business; and difficulties in retaining business relationships with suppliers and customers of the acquired company.

Item 7. Financial Statements.

Required financial statements immediately follow this page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes or disagreements required to be reported under this Item 8.

                                  SAN Holdings, Inc.
                     (formerly Citadel Environmental Group, Inc.)

                                         INDEX

Part I  FINANCIAL INFORMATION

  Item 1. Reports of Independent Certified Public Accountants               F-1

          Consolidated Balance Sheet, December 31, 1999 and 2000            F-3

          Consolidated Statement of Operations for the Year Ended
            November 30, 1999, the One Month Ended December 31, 1999
            and the Year Ended December 31, 2000                            F-5

          Consolidated Statement of Stockholders' Equity for the Year
            Ended November 30, 1999, the One Month Ended December 31,
            1999 and the Year Ended December 31, 2000                       F-6

          Consolidated Statement of Cash Flows for the Year Ended
            November 30, 1999, the One Month Ended December 31, 1999
            and the Year Ended December 31, 2000                            F-7

          Notes to Consolidated Financial Statements                        F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

   The Board of Directors and Stockholders
   SAN Holdings, Inc.

   We have audited the accompanying  consolidated balance sheet of SAN Holdings,
   Inc.  and  subsidiaries  as of December  31,  1999 and 2000,  and the related consolidated  statements of operations,  changes in stockholders'  equity and cash  flows for the one month  ended  December  31,  1999 and the year  ended
   December  31,  2000.  These   consolidated   financial   statements  are  the
   responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We  conducted  our audits in  accordance  with  generally  accepted  auditing standards.  Those  standards  require  that we plan and perform the audits to obtain reasonable  assurance about whether the financial  statements are free of  material  misstatement.  An audit  includes  examining,  on a test basis, evidence supporting the amounts and disclosures in the financial  statements.
   An  audit  also  includes  assessing  the  accounting   principles  used  and
   significant  estimates made by management,  as well as evaluating the overall financial  statement  presentation.  We  believe  that our  audits  provide a reasonable basis for our opinion.

   In our  opinion,  the  consolidated  financial  statements  referred to above present  fairly,  in all material  respects,  the  financial  position of SAN
   Holdings,  Inc.  as of December  31, 1999 and 2000,  and the results of their operations and their cash flows for the one month ended December 31, 1999 and the year ended  December 31, 2000,  in  conformity  with  generally  accepted accounting principles.

   Denver, Colorado
   March 19, 2001, except for Note 11
     as to which date is March 27, 2001

                                       F-1

                           Larry O'Donnell, CPA, P.C.
Telephone                                                 2280 South Xanadu Way
(303)745-4545                                                         Suite 370
                                                         Aurora, Colorado 80014

                          Independent Auditor's Report

The Board of Directors and Stockholders
SAN Holdings, Inc.

I have audited the  accompanying  balance  sheet of Storage Area  Networks as of
November 30, 1999 (not separately  included herein),  and the related statements of  operations,  stockholders'  equity and cash  flows for the year then  ended.
These financial  statements are the responsibility of the Company's  management.
My responsibility  is to express an opinion on these financial  statements based on my audit.

I conducted my audits in accordance with generally accepted auditing  standards.
Those standards  require that I plan and perform the audit to obtain  reasonable
assurance   about  whether  the  financial   statements  are  free  of  material
misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the  accounting  principles  used and  significant  estimates  made by management,  as well as evaluating the overall financial statement presentation.
I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material  respects,  the  financial  position  of Storage  Area  Networks  as of
November 30, 1999 and the results of its operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Larry O'Donnell, CPA, P.C.
January 26, 2000 (except note 3 which is  dated March 24, 2000)

                                       F-2

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                           CONSOLIDATED BALANCE SHEET
                     December 31, 1999 and December 31, 2000

                                     ASSETS

                                                          1999           2000
                                                          ----           ----
Current assets:
   Cash and cash equivalents                           $2,789,170    $  282,932
   Certificate of deposit (Note 5)                              -       497,093
   Accounts receivable, less allowance for doubtful
    accounts of $326,987 (1999) and $1,339,942
    (2000) (Note 4)                                     4,156,227     4,116,064
   Notes receivable (Note 4)                                    -        61,836
   Inventory                                                    -        83,402
   Prepaid expenses                                        32,271        51,481
   Investment securities available for sale (Note 3)            -       654,419
   Deferred income taxes (Note 6)                          66,000             -
                                                       ----------    ----------

    Total current assets                                7,043,668     5,747,227

Property and equipment:
   Furniture and fixtures                                  15,311       407,521
   Office equipment                                         6,108       241,101
   Leasehold improvements                                   2,491         2,491
                                                       ----------    ----------
                                                           23,910       651,113

   Less accumulated depreciation and amortization           1,770        85,668
                                                       ----------    ----------

    Net property and equipment                             22,140       565,445

Other assets:
   Goodwill, net of accumulated amortization of
    $152,223 (Note 2)                                           -     2,755,589
   Cost of purchased contracts, less accumulated
    amortization of $120,000 (1999) and $240,000
    (2000)                                                380,000       260,000
   Deposits                                                 2,000        26,082
                                                       ----------    ----------

    Total other assets                                    382,000     3,041,671
                                                       ----------    ----------

                                                       $7,447,808    $9,354,343
                                                       ==========    ==========

                             See accompanying notes.
                                       F-3

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                           CONSOLIDATED BALANCE SHEET
                     December 31, 1999 and December 31, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           1999          2000
                                                           ----          ----
Current liabilities:
   Accounts payable                                     $3,837,162   $1,815,145
   Income taxes payable (Note 6)                            85,253            -
   Accrued expenses                                        452,125      724,105
   Accrued expenses - related parties                      195,000      532,359
   Deferred revenue                                              -      164,698
   Short-term notes payable - related party                 50,000            -
   Short-term notes payable (Notes 2 and 5)                      -      757,480
                                                        ----------   ----------

    Total current liabilities                            4,619,540    3,993,787

Long-term debt:
   Long-term debt (Note 2)                                       -      213,915
   Deferred income taxes (Note 6)                            6,000            -
                                                        ----------   ----------

    Total long-term debt                                     6,000      213,915

Stockholders' equity (Notes 2 and 8):
   Preferred stock; no par value, 10,000,000 shares
    authorized:
      Preferred AA stock; 1,550,800 shares (1999) and
       no shares (2000) issued and outstanding           2,042,985            -
      Preferred AAA stock; 133,600 shares (1999) and
       no shares (2000) issued and outstanding             352,000            -
   Common stock; no par value, 25,000,000 shares
    authorized, issued and outstanding: 3,800,000 shares
    (1999) and 9,300,874 shares (2000)                     364,505    9,888,902
   Retained earnings                                        62,778   (4,742,261)
                                                        ----------   ----------

    Total stockholders' equity                           2,822,268    5,146,641
                                                        ----------   ----------

                                                        $7,447,808   $9,354,343
                                                        ==========   ==========

                             See accompanying notes.
                                       F-4

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
  For the year ended November 30, 1999, the one month ended December 31, 1999 and the year ended December 31, 2000

                                         November 30, December 31, December 31,
                                            1999         1999        2000

Revenues                                 $12,307,743     $815,378  $18,310,413

Cost of revenues:
   Cost of revenues                       10,828,197      775,373   14,185,592
   Settlement of disputed payable                  -            -     (477,572)
                                        ------------     --------  -----------

   Total cost of revenues                10,828,197      775,373   13,708,020
                                        ------------     --------  -----------

   Gross profit                            1,479,546       40,005    4,602,393

General and administrative expenses        1,474,909       63,076    6,533,717
Impairment of receivables and securities           -            -    2,605,763
Amortization of goodwill                           -            -      152,223
                                        ------------     --------  -----------

Income (loss) from operations                  4,637      (23,071)  (4,689,310)

Other income (expense):
   Interest expense                          (46,274)        (992)    (140,940)
   Interest income                           127,638       26,094       85,211
                                        ------------     --------  -----------
    Total other income (expenses)             81,364       25,102      (55,729)
                                        ------------    ---------  -----------

Income before income taxes                    86,001        2,031   (4,745,039)

Income taxes (Note 6)                         25,254            -       60,000
                                        ------------   ----------  -----------

Net income (loss)                       $     60,747      $ 2,031  $(4,805,039)
                                        ============   ==========  ===========

Basic earnings per common share (Note 9)      $ 0.02         $  *      $ (0.63)
                                              ======         ====      =======

Weighted average common shares
 outstanding                               3,040,000    3,420,000    7,686,000

   *Less than $.01 per share

                             See accompanying notes.
                                       F-5

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
   For the year ended November 30, 1999, the one month ended December 31, 1999 and the year ended December 31, 2000

                                               AA Preferred stock          AAA Preferred stock
                                             Shares        Amount          Shares        Amount
                                             ------        ------          ------        ------

  Shares issued for Innovative
   Interfaces Incorporated                      --      $      --             --      $      --
  Net income for the year ended
   November 30, 1999                            --             --             --             --
                                         -----------    -----------    -----------    -----------

Balance, November 30, 1999                      --             --             --             --

  Exercise of warrants                          --             --             --             --

  Issuance of Class AA preferred
   stock (Note 8)                          1,550,800      2,042,985           --             --

  Issuance of Class AAA preferred
   stock (Note 8)                               --             --          133,600        352,000

  Net income for the month ended
   December 31, 1999                            --             --             --             --
                                         -----------    -----------    -----------    -----------

Balance, December 31, 1999                 1,550,800      2,042,985        133,600        352,000

  Stock issued in reorganization with
   Citadel (Note 8)                             --             --             --             --

  Issuance of stock to CoComp (Note 2)          --             --             --             --

  Issuance of Series AA preferred
   stock (Note 8)                          1,134,526      1,530,291           --             --

  Issuance of Series AAA preferred
   stock (Note 8)                               --             --          363,734        898,350

  Sale of common stock in a private
   placement (Note 8)                           --             --             --             --

  Exercise of stock warrants (Note 8)           --             --             --             --

  Conversion of Series AA and Series
   AAA preferred stock to common
   (Note 8)                               (2,685,326)    (3,573,276)      (497,334)    (1,250,350)

  Issuance of common stock for
   acquision of Value Tech (Note 2)             --             --             --             --

  Net loss for the year ended
   December 31, 2000                            --             --             --             --
                                         -----------    -----------    -----------    -----------

Balance, December 31, 2000                      --      $      --             --      $      --
                                         ===========    ===========    ===========    ===========

(Continued)
                            See accompanying notes.
                                       F-6(a)

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continuted)
   For the year ended November 30, 1999, the one month ended December 31, 1999 and the year ended December 31, 2000
                                                                       Retained
                                                Common stock           earnings
                                            Shares         Amount      (deficit)
                                            ------         ------      --------

  Shares issued for Innovative
   Interfaces Incorporated                 3,040,000   $    64,505    $      --
  Net income for the year ended
   November 30, 1999                            --            --           60,747
                                         -----------   -----------    -----------

Balance, November 30, 1999                 3,040,000        64,505         60,747

  Exercise of warrants                       760,000       300,000           --

  Issuance of Class AA preferred
   stock (Note 8)                               --            --             --

  Issuance of Class AAA preferred
   stock (Note 8)                               --            --             --

  Net income for the month ended
   December 31, 1999                            --            --            2,031
                                         -----------   -----------    -----------

Balance, December 31, 1999                 3,800,000       364,505         62,778

  Stock issued in reorganization with
   Citadel (Note 8)                          986,511       (18,337)          --

  Issuance of stock to CoComp (Note 2)        88,888       153,332           --

  Issuance of Series AA preferred
   stock (Note 8)                               --            --             --

  Issuance of Series AAA preferred
   stock (Note 8)                               --            --             --

  Sale of common stock in a private
   placement (Note 8)                        170,667       515,001           --

  Exercise of stock warrants (Note 8)        928,398     3,547,650           --

  Conversion of Series AA and Series
   AAA preferred stock to common
   (Note 8)                                3,182,660     4,823,626           --

  Issuance of common stock for
   acquision of Value Tech (Note 2)          143,750       503,125           --

  Net loss for the year ended
   December 31, 2000                            --            --       (4,805,039)
                                         -----------   -----------    -----------

Balance, December 31, 2000                 9,300,874   $ 9,888,902    $(4,742,261)
                                         ===========   ===========    ===========

                            See accompanying notes.
                                       F-6(b)

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
   For the year ended November 30, 1999, the one month ended December 31, 1999 and the year ended December 31, 2000

                                          November 30, December 31, December 31,
                                             1999         1999         2000
                                             ----         ----         ----
Cash flows from operating activities:
  Net income                               $ 60,747    $  2,031    $(4,805,039)
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization          111,480      10,288        400,960
     Impairment of receivables and
      securities                                  -           -      2,605,763
     Deferred income taxes                  (60,000)          -         60,000
     Changes in assets and liabilities:
      Accounts receivable                (3,188,215)   (588,336)      (913,977)
      Inventory                                   -           -         71,580
      Prepaid expenses                      (38,726)      6,455         22,830
      Accounts payable                    3,129,954     636,872     (3,006,563)
      Income taxes payable                   85,254           -        (85,253)
      Accrued expenses                      278,184      58,186        462,839
      Deferred revenue                            -           -        164,698
                                          ---------  ----------    -----------

       Total adjustments                    317,931     123,465       (217,123)
                                          ---------  ----------    -----------

     Net cash provided by (used in)
      operating activities                  378,678     125,496     (5,022,162)

Cash flows from investing activities:
  Cash acquired from Innovative Interfaces
    Incorporated                            115,919           -              -
  Purchase of certificate of deposit              -           -     (1,000,000)
  Maturity of certificate of deposit              -           -        502,907
  Notes receivable                                -           -        (61,836)
  Purchase of property and equipment        (23,908)          -       (564,784)
  Acquisition of CoComp                           -           -     (1,819,729)
  Acquisition of Value Tech                       -           -       (296,000)
  Purchase of contract                     (500,000)          -              -
  Deposits                                   (2,000)          -        (24,082)
                                          ---------   ---------     ----------

     Net cash used in investing
      activities                           (409,989)          -     (3,263,524)

Cash flows from financing activities:
  Proceeds from issuance of preferred stock       -   2,394,985      2,428,641
  Stock and warrant proceeds                      -     300,000      4,062,651
  Proceeds from short-term borrowings             -           -      1,025,000
  Proceeds from notes payable               500,000           -              -
  Payments on notes payable                (225,000)   (275,000)    (1,736,844)
                                          ---------  ----------    -----------
    Net cash provided by financing
     activities                             275,000   2,419,985      5,779,448
                                          ---------  ----------    -----------
Net increase (decrease) in cash and cash
   equivalents                              243,689   2,545,481     (2,506,238)
Cash and cash equivalents at beginning
   of period                                      -     243,689      2,789,170
                                          ---------  ----------    -----------
Cash and cash equivalents at end
   of period                              $ 243,689  $2,789,170      $ 282,932
                                          =========  ==========    ===========

                          (Continued on following page)
                            See accompanying notes.
                                      F-7

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
  For the year ended November 30, 1999, the one month ended December 31, 1999 and the year ended December 31, 2000

                         (Continued from preceding page)

Supplemental disclosure of cash flow information:

                                          November 30, December 31, December 31,
                                              1999         1999         2000
                                              ----         ----         ----
Cash paid during period for:
 Interest                                    $ 46,274        $ 992    $ 118,190
 Income taxes                                $       -       $   -    $       -

Supplemental disclosure of non-cash financing activities:

                                          November 30, December 31, December 31,
                                              1999         1999         2000
                                              ----         ----         ----
Acquisition of CoComp:
 Assets acquired                              $     -        $   -   $1,919,520
 Liabilities assumed                                -            -   (1,106,046)
 Notes issued                                       -            -     (951,000)
 Goodwill recorded                                  -            -    2,110,587
 Common stock issued                                -            -     (153,332)
                                              -------        -----   ----------

   Cash paid                                  $     -        $   -   $1,819,729
                                              =======        =====   ==========

Acquisition of Value Tech:
 Assets acquired                              $     -        $   -   $   (1,900)
 Goodwill recorded                                  -            -     (797,225)
 Common stock issued                                -            -      503,125
                                              -------        -----   ----------

   Cash paid                                  $     -        $   -   $ (296,000)
                                              =======        =====   ==========

Acquisition of Citadel:
Common stock issued                           $     -        $   -   $  (18,337)
                                              =======        =====   ==========

                             See accompanying notes.
                                       F-8

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 2000

1. Organization and summary of significant accounting policies

   Organization:

   SAN Holdings, Inc. (formerly Citadel Environmental Group, Inc.),  a  Colorado corporation, was formed on July 1, 1983. In January 2000, SAN Holdings,  Inc.
   began acquiring privately held companies.  These  companies  sell and install computer data storage devices throughout the United States.

   Consolidation policy:

   The consolidated  financial  statements  include the accounts of Storage Area
   Networks, Inc. (SAN) for all periods presented, CoComp, Inc. from the date of its acquisition (January 21, 2000) and Value Technologies, Inc. from the date of its acquisition  (June 27, 2000).  All significant  intercompany  balances have been eliminated.

   Upon  completion  of  the  reverse   acquisition   between  SAN  and  Citadel
   Environmental  Group,  Inc., SAN previously had a year end of November 30 and has changed its year end to December 31 effective December 31, 1999.

   Use of estimates:

   The preparation of financial statements in conformity with generally accepted accounting  principles  requires management to make estimates and assumptions that affect the reported  amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported  amounts of revenues and expenses  during the reporting  period.
   Actual results could differ from those estimates.

   Income taxes:

   The Company provides for income taxes utilizing the liability  approach under which  deferred  income  taxes are  provided  based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

   Inventory:

   Inventory  consists of electronics and computer  components to be sold by the
   Company.  Inventory is stated at lower of cost or market,  determined  by the first in-first out method.

   Property and equipment:

   Property and equipment is recorded at cost.  Depreciation  commences as items are placed in service and is  computed  using the  straight-line  method over their estimated  useful lives of five to seven years or the term of the lease for leasehold improvements. Maintenance and repairs are expensed as incurred, and improvements and major renewals are capitalized.

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 2000

1. Organization and summary of significant accounting policies (continued)

   Intangible assets:

   Purchased  contracts  are stated at cost,  net of  accumulated  amortization.
   Amortization  is provided using the  straight-line  method over fifty months, the  period  estimated  by  management  to be  benefited.  Goodwill  has been recorded  as the excess of the  amounts  paid to acquire a business  over the identifiable  assets of each  business.  Goodwill is being  amortized over 15 years, the period estimated by management to be benefited.

   Impairment of long-lived assets:

   The Company  evaluates  the  potential  impairment  of  long-lived  assets in
   accordance  with  Statement  of  Financial   Accounting  Standards  No.  121,
   Accounting for the Impairment of Long-Lived  Assets and for Long-Lived Assets
   to be  Disposed  of. The  Company  annually  reviews  the amount of  recorded long-lived assets for impairment.  If the sum of the expected cash flows from these assets is less than the carrying amount,  the Company will recognize an impairment loss in such period.

   Fair value of financial instruments:

   Cash, accounts  receivable,  accounts payable,  accrued liabilities and notes payable are carried in the financial  statements in amounts which approximate fair value because of the short-term maturity of these instruments.

   Advertising costs:

   The  Company  expenses  the costs of  advertising  as  incurred.  Advertising expense was $21,088, $943, and $150,302 for the year ended November 30, 1999, the one month ended  December 1, 1999 and the year ended  December  31, 2000, respectively.

   Concentrations of credit risk:

   Financial instruments which potentially subject the Company to concentrations of credit risk consist  principally of cash and cash equivalents and accounts receivable.  The  Company's  excess  cash is  deposited  in  liquid  low-risk
   interest   bearing   accounts   within  high   quality   national   financial
   institutions. At December 31, 2000 and at times during the years, the balance at one financial institution exceeded FDIC limits.

   The Company  provides  credit,  in the normal course of business to customers throughout the United States.  The Company currently  performs ongoing credit evaluations of its customers. A significant portion of the Company's revenues are derived from three major customers one of which is experiencing financial difficulties (see Note 4).

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 2000

1. Organization and summary of significant accounting policies (continued)

   Cash equivalents:

   For the purposes of the  statement of cash flows,  the Company  considers all highly liquid debt  instruments  purchased with a maturity of three months or less to be cash equivalents.

2. Acquisitions

   On  January 7, 2000, the  Company  acquired 100% of  the outstanding stock of
   SAN, a data storage solutions  and  services  business,  by issuing 3,800,000 shares  of  the  Company's  Series  BB  convertible  preferred  stock  to SAN shareholders. The shares of Series  BB preferred  stock  were  converted into
   3,800,000 shares  of  common stock on March 10, 2000. The share exchange with
   SAN has been treated as a reverse  acquisition  for accounting  purposes with
   SAN as the acquirer of Citadel Environmental Group,  Inc. for 666,511  shares of common  stock.  A finders  fee  equal  to 320,000 shares of  the Company's common stock  was issued on  March 10,  2000.  Following  the closing of this acquisition  the Company issued 1,134,526 and 363,734 shares of Series AA and
   Series  AAA  convertible  preferred  stock  for $1.50  and $3.00  per  share, respectively, generating net proceeds of $2,428,641 (net of offering costs of
   $364,350).

   On January  21,  2000,  in  exchange  for  $1,079,000  in cash,  $951,000  in promissory  notes  and  88,888  shares  of  Citadel  common  stock  valued at
   $153,332,  Citadel  acquired all the  outstanding  stock of Co Comp,  Inc., a provider of data storage  systems and services  based in Colorado.  The notes are  payable  $251,000 on June 30,  2000  (which  amount was paid),  $100,000
   January 21, 2001, $50,000 March 21, 2001, including interest at 12% per annum and $10,000 per week  commencing  April 6, 2001 until  $350,000 has been paid and $202,000 on January 21, 2002. The Citadel common shares were to be issued within 15 days from the effective date of the proposed 1 for 36 reverse stock split.  The Company also paid $408,000 in dividends to the prior owners of Co
   Comp in January 2000, prior to the acquisition and $408,729 under an earn out provision to the former shareholders of Co Comp. As of December 31, 2000, the
   Company is contingently  liable for an additional  $56,271 under the earn out provision.  In  connection  with this  transaction,  the  Company's  recorded goodwill of $2,110,587.

   On June 27, 2000, the Company  purchased the business of Value  Technologies,
   Inc.  for  $130,000  in cash and  115,000  shares of common  stock  valued at
   $402,500  ($3.50 per share).  Because the closing bid price of the  Company's stock was below $15  during  the 20 days  prior to  December  31,  2000,  the
   Company  issued  28,750  additional  shares  of  its  common  stock  in  this transaction  valued at  $100,625.  The Company  also  entered into a two year employment agreement with an employee of Value Technologies, Inc. which calls for the payment of salary and  commissions.  The options vest one-half at the end of each year of employment  under the agreement.  The agreement calls for substantial payments if the employee is terminated without cause. The Company incurred  costs and finders fees of $176,625.  The assets  recorded  included
   $1,900 of equipment and goodwill of $797,225.

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 2000

2. Acquisitions (continued)

   Unaudited pro forma results of operations assuming the acquisitions of CoComp and Value Tech  occurred at the  beginning  of the periods  presented  are as follows:

                                                   Year ended   Year ended
                                                    December     December
     (000's omitted)                                31, 1999     31, 2000
     ---------------                               ----------   ----------

     Revenues                                       $ 25,762      $ 20,002
     Cost of sales                                    21,575        15,022
     Gross profit                                      4,187         4,980
     Net income (loss) before income taxes
        and extraordinary item                           257        (4,562)
     Extraordinary item                                  544             -
     Net income (loss)                                   713        (4,622)

3. Settlement of accounts receivable/litigation

   During the quarter  ended March 31,  2000,  the Company  settled a delinquent account  receivable  with a book value of $1,995,070 (net of related bad debt reserve) for restricted  common stock of another  company.  In addition,  the customer has agreed upon the payment of certain other  obligations to another of its  vendors,  to redeem the shares  held by the Company at $.35 per share before  September  28,  2000,  and the  greater of $.52 per share or the then current  market  price on or after  September  28,  2000.  Proceeds  from the customer's (1) sale of a division,  (2) 50% of net earnings or (3) 50% of any capital  contributions  or loans are to be used to  redeem  the  shares.  The market value of the stock held at December 31, 2000 was $904,419. The Company has reduced the value of the  securities by the estimated  cost of litigation to  defend  itself  from  a lawsuit  brought  by  the  customer (see Note 11)
   and estimated costs of collection of $250,000. Therefore, the  value  of  the recorded  asset is subject to change should  the  financial condition of  the customer deteriorate.

4. Account and note receivable

   During the year ended  December  31, 2000,  the Company sold  equipment to XS
   Data Solutions,  Inc. (XSDS) for $2,708,106.  The Company had tried to assist
   XSDS in securing  lease  financing  but without  success.  During the quarter ended June 30, 2000, the Company  advanced XSDS $215,331  evidenced by a note receivable  due June 26, 2001 bearing  interest at the rate of 10% per annum.
   During the quarter  ended  September 30, 2000,  the Company  advanced XSDS an additional  $150,000  and  received  a refund of  leasing  fees  incurred  of
   $103,495  resulting  in a loan  balance  of  $261,836.  During the year ended
   December 31, 2000, the Company received  payments from XSDS totaling $950,000
   (applied  $750,000  against  the  invoices  and  $200,000  against  the  note receivable).  During the quarter ended December 31, 2000, it was learned that
   XSDS was  unsuccessful in raising  sufficient funds to pay for the equipment.
   Due to the uncertainty surrounding this receivable, the Company has a reserve of $1,319,942  against the value of the receivable to reduce the value to the salvage value of the equipment less estimated costs of collection.

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 2000

5. Note payable

   On March 16,  2000,  the Company  borrowed  $1,000,000  from a bank,  payable
   $86,500 monthly including  interest at 6.9% with the balance due on March 10,
   2001, secured by a certificate of deposit.  As of December 31, 2000, the loan balance was $257,480.

6. Income taxes

   The book to tax  temporary  differences  resulting in deferred tax assets and liabilities  are  primarily net operating  loss  carryforwards  of $2,200,000 which expires in years through 2020.

   As of November  30, 1999,  December  31, 1999 and  December  31, 2000,  total deferred tax assets, liability, and valuation allowance are as follows:

                                      November 30, December 31,  December 31,
                                         1999         1999          2000
                                         ----         ----          ----
     Deferred tax asset                $ 66,000     $ 66,000     $ 818,000
     Deferred tax liability              (6,000)      (6,000)      (20,000)
     Valuation allowance                      -            -      (798,000)
                                       --------     --------     ---------

       Net deferred tax asset          $ 60,000     $ 60,000     $       -
                                       ========     ========     =========

7. Commitments

   During the year ended  December  31, 2000,  the Company  entered into various leases for office  space.  As of  December  31,  2000,  the  Company  had the following lease commitments.

              2001                            $ 235,067
              2003                              231,967
              2003                              198,387
              2004                               64,390
                                              ---------

                                              $ 729,811
                                              =========

8. Stockholders' equity

   Recapitalization:

   On January 7, 2000, the Company  entered into an agreement and plan of merger with Citadel to exchange all of the issued and  outstanding  common shares of the Company, in exchange for approximately 986,511 shares of Citadel's no par value common stock, in a reverse acquisition.

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 2000

8. Stockholders' equity (continued)

   The  exchange  was  consummated  on January 7, 2000,  and is presented on the statement  of changes in  stockholders'  equity  (deficit)  as an issuance of
   986,511  shares of common stock for net  liabilities  of $18,337  pursuant to recapitalization. The net effect of this transaction was to record a decrease in common stock and related increase in liabilities of $18,337.

   Following the exchange, the Company's shareholders owned approximately 79% of the  outstanding  common  stock of Citadel. The reverse acquisition  has been accounted  for as a  recapitalization  of the Company  based upon  historical cost.  Accordingly,  the number of authorized and issued common  shares,  par value of common stock and  additional  paid-in  capital have been restated on the  balance  sheet  and  the  statement  of  stockholders'  equity  to  give retroactive effect to the recapitalization.

   On March 1, 2000, the  shareholders of the Company approved a 1 for 36 common stock reverse split.  All numbers of shares have been adjusted to reflect the reverse split.

   During  December  1999,  the Company  sold to investors  1,550,800  shares of
   Series AA preferred stock and 133,600 units of Series AAA preferred stock for net proceeds of $2,042,985 and $352,000, respectively. During March 2000, the
   Company sold to investors  1,134,526  shares of Series AA preferred stock and
   363,734  units of Series AAA  preferred  stock for net proceeds of $1,530,291 and $898,350,  respectively.  Each Series AAA preferred unit consisted of one
   Series  AAA  preferred  share and a warrant to  purchase  one share of common stock  exercisable  at  $3.50  per  share  and  one  share  of  common  stock exercisable at $5.00 per share exercisable through June 30, 2000.

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

   Between  March and  September  2000,  the Company  received  net  proceeds of
   $3,547,650 from the exercise of warrants to purchase 928,398 shares of common stock.

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1999 and 2000

8. Stockholders' equity (continued)

   Stock warrants:

   The following is a summary of stock warrant activity:

                                         Exercise              Number of
                                          price                  shares
                                         --------              ---------

    Balance at December 31, 1999                                       -

    Issued in 2000                 $1.50, $3.00 and $9.00      2,244,668
    Exercised in 2000                 $1.50 and $3.00           (912,148)
    Expired in 2000                   $1.50 and $3.00            (82,520)
                                                               ---------

    Balance at December 31, 2000                               1,250,000
                                                               =========

   Stock options:

   On March 1, 2000,  shareholders  of the Company  approved the 2000  Incentive
   Stock  Option Plan.  The total  number of shares of common  stock  subject to options under the 2000 Plan may not exceed 1,500,000.

   On June 9, 2000,  the  Company  issued  15,000  options to  directors  of the
   Company. The options are exercisable for five years at $10.82 per share.

   The following is a summary of stock option activity:

                                                           Weighted
                                                            average
                                          Option price per exercise  Number of
                                               share         price     shares
                                               -----         -----     ------

             Balance December 31, 1999     $             -  $   -             -
             Granted                       $2.25 to $10.82  $3.72     1,404,499
             Exercised                     $             -  $   -             -
             Forfeited                     $             -  $   -             -
                                           ---------------  -----     ---------

             Balance December 31, 2000     $2.25 to $10.82  $3.72     1,404,499
                                                                      =========

             Options exercisable at
              December 31, 2000            $2.25 to $10.82  $2.50       644,833
                                                                        =======

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 2000

8. Stockholders' equity (continued)

   The  following is  additional  information  with respect to those options and warrants outstanding at December 31, 2000:

                                            Weighted
                                            average       Weighted
                                           remaining      average
                                      contractual life    exercise    Number of
                   Price per share         in years        price        shares
                   ---------------    ----------------    --------    ---------
 Options                 $2.25                 5.88         $2.25      1,139,499
                   $10.00 to $10.82            4.19        $10.05        265,000

 Warrants                $1.50                 1.17         $1.50        250,000
                         $9.00                 1.17         $9.00      1,000,000

   The Company  has  adopted the  disclosure-only  provisions  of  Statement  of
   Financial   Accounting   Standards  No.  123,   Accounting  for   Stock-Based
   Compensation.  Accordingly,  no compensation cost has been recognized for the stock option plans unless the grant date fair value of the underlying  common stock exceeded the exercise price of the option.  Had compensation  costs for the Company's stock option plans been  determined  based on the fair value at the grant date for awards  during the years ended  December 31, 1999 and 2000 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share  would have been  reduced to the pro forma  amounts  indicated
   below:

                                          November 30, December 31, December 31,
                                              1999         1999        2000
                                              ----         ----        ----

     Net income (loss) - as reported          $ 60,747      $ 2,031 $(4,805,039)
     Net income (loss) - pro forma              60,747        2,031  (8,006,626)
     Income (loss) per share - as reported        0.02            *       (0.63)
     Income (loss) per share - pro forma          0.02            *       (1.04)

     * less than $.01 per share

   The fair value of each option  grant is  estimated on the date of grant using the Black-Scholes  option-pricing  model with the following  weighted-average assumptions  used  for  grants  in  2000,  dividend  yield  of  0%;  expected volatility of 100%,  risk-free  interest rate of 6.375%; and expected life of
   1.42 years.

                               SAN HOLDINGS, INC.
                  (formerly Citadel Environmental Group, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 2000

9. Basic and diluted warrants net loss per share

   Basic net loss per share is based on the  weighted  average  number of shares outstanding during the periods.  Shares issued for nominal  consideration are considered  outstanding since inception.  Diluted loss per share has not been presented as exercise of the  outstanding  stock  options and warrants  would have an anti-dilutive effect.

10.Major customers

   Customers  who  accounted  for over 10% of  revenues  were as follows for the years ended November 30, 1999 and December 31, 2000:

                                          November 30,   December 31,
                                              1999           2000
                                              ----           ----

     Customer A                                 22.5%       14.9%
     Customer B                                 15.0%        5.5%
     Customer C                                  0.0%       14.8%

11.Subsequent events

   Line of credit:

   On March  27,  2001,  the  Company  entered  into a letter  of  intent  for a
   $2,500,000  line of credit  with a bank to provide  working  capital  for the
   Company.  The proposed line of credit bears interest at the bank's prime rate plus 3% and will be  secured  by  substantially  all  business  assets of the
   Company.

   Litigation:

   On February 28, 2001, 3Si commenced a civil action in  the District Court for the County  of Arapahoe, State of Colorado, naming as defendants the Company, its  subsidiary  Storage  Area  Networks, Inc., former officer/directors  and certain  other individuals. The  lawsuit asserts  claims against Storage Area
   Networks, Inc., based  on  breach of  contract, fraudulent misrepresentation, fraudulent concealment, conversion violation of federal and  state securities laws, and civil conspiracy, and against the Company for civil conspiracy. 3Si seeks compensatory damages exceeding $20 million, punitive damages  exceeding
   $20  million, and  other damages. As  of  March  30, 2001, no answer or other response  to  the  complaint  had  been  filed  by  the Company, Storage Area
   Networks,  Inc.  or  any  of  the  other  defendants.  Management  intends to vigorously  and  aggressively defend  all claims asserted against the Company and  its  subsidiary, and  will  evaluate  asserting  potential counterclaims against 3Si.
                                      F-17

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this item is set forth under the captions “Directors and Nominees for Election to the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Officers” in the Company’s definitive proxy statement to be filed no later than April 29, 2001 and is incorporated herein by reference.

Item 10. Executive Compensation

The information required by this item is set forth under the caption “Executive Compensation” in the Company’s definitive proxy statement to be filed no later than April 29, 2001, and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement to be filed no later than April 29, 2001 and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

The information required by this item is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement to be filed no later than April 29, 2001 and is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

        (a) Exhibits. The Exhibits required by Item 601 of Regulation SB are listed below and are filed with this report or incorporated herein by reference to a prior filing, as indicated below.

Exhibit
Number    Description                                   Location

3.1       Articles of Incorporation..................   Incorporated  by reference to original
                                                        registration statement
3.2       By-laws, as amended......................     Incorporated  by  reference  to  Exhibit  3.2 to
                                                        the Annual  Report  on Form  10-KSB  for the
                                                        year  ended December 31, 1999

Exhibit
Number    Description                                   Location

3.3       Articles of Amendment to Articles of          Incorporate  by reference to Exhibit 3.6 to
          Incorporation - Change of Company             the Annual  Report  on Form  10-KSB  for the
          name to SAN Holdings, Inc.                    year  ended December 31, 1999

10.1      Share Exchange Agreement dated                Incorporated by reference to Exhibit 10 to
          January 7, 2000 between Citadel               the  Current Reporton Form 8-K dated
          Environmental Group and Storage               January 7, 2000, filed January 24, 2000
          Area Networks

10.2      Purchase Agreement dated January 21,          Incorporated by reference to Exhibit 10.1 to
          2000 by and among the Company,                Current Report on Form 8-K dated
          Storage Area Networks and Brent J.            January 21, 2000, filed January 31, 2000
          Duckworth

10.3      Purchase Agreement dated January 21,          Incorporated by reference to Exhibit 10.2 to
          2000 by and among the Company,                Current Report on Form 8-K dated
          Storage Area Networks and Lawrence            January 21, 2000, filed January 31, 2000
          J. Chisesi

10.4      Purchase Agreement dated January 21,          Incorporated by reference to Exhibit 10.3 to
          2000 by and among the Company,                the Current Report on Form 8-K dated
          Storage Area Networks and Kent A.             January 21, 2000, filed January 31, 2000
          Shields

10.6      Agreement and Plan of and Reorgani-           Incorporated by reference to Exhibit 10.1 to
          zation dated June 19, 2000, by and            the Current Report on Form 8-K dated June
          among SAN Holdings, Inc., Value               28, 2000, filed July 12, 2000
          Tech Acquisition Corporation and
          Value Technology, Inc.

        (b) Reports filed on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                        SAN Holdings, Inc.
                                                                                                                                          (Registrant)

Date:              April 2, 2001                                                                           /s/ John Jenkins
                                                                                                                       John Jenkins
                                                                                                                       Director, Chairman of the Board, and Chief Executive
                                                                                                                       Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                                                                                        SAN Holdings, Inc.
                                                                                                                                          (Registrant)

Date:              April 2, 2001                                                                           /s/ JOHN JENKINS
                                                                                                                       Director, Chairman of the Board, and Chief
                                                                                                                       Executive Officer

Date:              April 2, 2001                                                                           /s/ HOLLY J. BURLAGE
                                                                                                                       Holly J. Burlage
                                                                                                                       Vice President
                                                                                                                       and Treasurer
                                                                                                                       (Principal Financial and Accounting Officer)

Date:              April 2, 2001                                                                           /s/ ROBERT K. BROOKS
                                                                                                                       Robert K. Brooks
                                                                                                                       Director

Date:              April 2, 2001                                                                           /s/ WILLIAM R. HIPP
                                                                                                                       William R. Hipp
                                                                                                                       Director

Date:              April 2, 2001                                                                           /s/ MISHARI MARAFIE
                                                                                                                       Mishari Marafie
                                                                                                                       Director