Form 10KSB/A
period 2000-12-31
SAN HOLDINGS INC
filed 2001-04-30
CIK 799097

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A No. 1

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

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Management

Information about the executive officers and directors of the Company is set forth below:

           Name                                  Age            Position

           John Jenkins                      51              Chairman of the Board of Directors, CEO and President
           Holly J. Burlage                 37              Vice President of Finance and Administration
           Robert K. Brooks              58               Director
           William R. Hipp                 63                Director
           Mishari Marafie                27               Director

John Jenkins, Chairman, CEO and President, joined the Company in November 2000. From January 1995 through June 2000, Mr. Jenkins was CEO, President and a director of TAVA Technologies (formerly Topro) where he led the build-out of a national systems integration business by merging four private companies into an existing public company in two years’ time. In 1999, all outstanding TAVA shares were sold in a cash transaction approved by TAVA shareholders. Prior to joining TAVA, Mr. Jenkins served as president of Morgan Technical Ceramics, Inc., a wholly-owned subsidiary of Morgan Crucible plc, a diversified industrial products company based in England and publicly-traded on the London stock exchange, and Vice President and General Manager of the Structural Ceramic Division Coors Ceramic Company, a subsidiary of Adolph Coors Company. Mr. Jenkins holds a B.S. from the University of Washington and a J.D. from the University of Denver.

Holly Burlage, Vice President of Finance and Administration, joined the Company in February 2001. Ms. Burlage held multiple financial positions with Integrated Security Systems, Inc., a publicly traded security software provider from 1994 until 2001. From 1999 until 2001, she was Executive Vice President and Chief Financial Officer of ISSI. Prior to 1994, Ms. Burlage was Corporate Controller for Signature Home Care Group, Inc. and Controller and Chief accounting officer of National Heritage, Inc., a publicly traded long-term care company. Ms. Burlage holds a B.B.A from Baylor University.

Robert K. Brooks, Director, joined the Company’s board of directors in June 2000. He has over 30 years of experience in the Information Technology industry, having held positions in recruiting, sales and management. In June 1993, Mr. Brooks became Chairman and Managing Partner of The Systems Group and Technical Directions, Inc., after it merged with his contract programming, consulting and project management firm. In January 1995, The Systems Group was acquired by ACS Technology Solutions, a wholly owned subsidiary of Affiliated Computer Services, an international IT services company (NYSE:ACS). Thereafter, from June 1993 through December 1999, Mr. Brooks served as Senior Vice President of Affiliated Computer Services and as Executive Vice President of ACS Technology Solutions, Inc. Currently, he is a director of Cornus Corporation of Medford, Oregon, a privately held desktop software products company. Mr. Brooks served as a Captain in the U.S. Marine Corps from 1965 to 1969, and was a Combat Artillery Officer in the Republic of South Vietnam. He received a Bachelor of Science Degree in Psychology from the University of New Mexico in 1965.

William R. Hipp, Director, joined the Company’s board of directors in June 2000. Mr. Hipp is one of the co-founders of 2M Invest, a venture capital company based in California’s Silicon Valley, and he serves as its Managing Partner of US operations. He has served as President and CEO of RadioMail Corporation (now BlueKite.com), President of Dowty Network Systems and Vice President of Hughes Lan Systems (Sytek). Before joining the high-technology industry, Mr. Hipp was a Colonel in the United States Air Force, where he managed advanced technology projects. He has lived outside of the United States for 15 years, has extensive international sales experience, speaks Japanese and has an MBA in Finance and Economics from the University of Southern California. He is Chairman of the Board of Directors of Memory Corporation (NASDAQ:MEMY), Retriever Communications (Australia), BlueKite and I’TeleWeb, and is a board member of 95Info, a Beijing-based joint venture with the Chinese government.

Mishari Marafie, Director, joined the Company’s board of directors in June 2000. He is an international businessman active in supervising a wide range of international investments on behalf of his family’s business interests. Mr. Marafie has investment experience working with the International Advisory Group at Merrill Lynch in New York in 1999, where he assisted in preparing and managing mutual fund investment data, and in conducting research into upcoming initial public offerings in the technology sector. In 1998, he was a participant in the 1998 Merrill Lynch Global Investment Program at Princeton, New Jersey and in New York City. Mr. Marafie graduated from the University of Miami in 1999.

Section 16(a) Beneficial Reporting Compliance

        Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during 2000, and Forms 5 and amendments thereto furnished to the Company with respect to 2000, and certain written representations, no persons who were officers and directors of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent or prior fiscal years, except as follows:

        Each of the following persons who are or were Officers and/or Directors of the Company filed their Form 3's late: Warren Smith, L.W. Buxton, Louis Coppage, Cory J. Coppage, William R. Hipp, Robert K. Brooks, and Kenneth L. Willis. Mishari Marafie, a Director, failed to file a Form 3. In addition, L.W. Buxton filed one Form 4 reporting three transactions late; Warren Smith filed one Form 4 reporting one transaction late; John Jenkins filed one Form 4 reporting one transaction late; and Ross Bernstein filed two Form 4's reporting two transactions late.

Compensation of Directors and Executive Officers

Summary Compensation Table

        The following table sets forth information regarding compensation paid during the past three fiscal years to the Company's Chief Executive Officer and to any of the Company's four most highly compensated executive officers who earned total salary and bonus in excess of $100,000 per year during the year ended December 31, 2000.

                               Annual Compensation             Long Term Compensation
                       -------------------------------  ---------------------------------
                                                               Awards            Payouts
                                                        -------------------      -------
  Name and                                              Restricted Securities
  principal                               Other annual    stock    underlying     LTIP     All other
  position     Year    Salary     Bonus   compensation    Awards  Options/SARs   payouts  compensation
                        ($)        ($)        ($)          ($)        (#)          ($)        ($)
    (a)        (b)      (c)        (d)        (e)          (f)        (g)          (h)
  ---------   -----    ------    -------  ------------  --------- ------------   -------  ------------
John
Jenkins,      2000(1)    -0-       -0-     $58,230(2)      -0-       -0-           -0-        -0-
President
and CEO
L.W. Buxton,
President     2000(1) $210,000(3)  -0-        -0-          -0-      80,000(4)      -0-        -0-

Louis C.      1999       -0-       -0-        -0-          -0-       -0-           -0-        -0-
Coppage       1998       -0-       -0-        -0-          -0-       -0-           -0-        -0-

___________________

(1)	Mr. Jenkins became the Company's CEO and President in November 2000, succeeding Mr. Buxton as President.

(2)	Represents compensation paid pursuant to a consulting agreement before Mr. Jenkins' formal employment by the Company.

(3)	Represents compensation paid to Mr. Buxton in all positions he held during the year.

(4)	These options are exercisable at $10.00 per share

Option and Stock Appreciation Right Grants Table

        The following table sets forth information regarding the grant of options and stock appreciation rights during the fiscal year ended December 31, 2000, to any of the executive officers required to be named in the Summary Compensation Table.

                Number of Securities    Percent of total options/     Exercise or
                 Underlying Options/    SARs granted to employees      base price   Expiration
  Name            SARs granted (#)         in fiscal year (%)           ($/Sh)        date
  (a)                   (b)                       (c)                     (d)         (e)
  ----          --------------------    -------------------------     -----------   ----------

L.W. Buxton            80,000                     5.7%                  $10.00      03/09/95

Compensation of Directors

        In June 2000, the Company granted 5,000 options, exercisable at $10.82 per share, to each of its non-employee directors, Messrs. Brooks, Hipp, and Marafie. The Company paid no cash compensation to its directors for their services during 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following table shows, as of March 31, 2001, the number of voting shares beneficially owned by: (1) any person (including any "group") who the Company believes to be the beneficial owner of more than five percent of the Company's voting shares; (2) all directors and director-nominees of the Company; (3) all executive officers of the Company required to be named in the Summary Compensation Table; and, (4) all directors and executive officers of the Company as a group.

                                                Amount and Nature of         Percent
    Name and Address of Beneficial Owner        Beneficial Ownership         of Class
    ------------------------------------        --------------------         --------

    John Jenkins                                     275,000 (1)               2.9%
    900 West Castleton Road, Suite 100
    Castle Rock, CO  80104

    Robert K. Brooks                                  25,000 (2)                *
    900 West Castleton Road, Suite 145
    Castle Rock, CO  80104

    William R. Hipp                                   18,333 (2)                *
    900 West Castleton Road, Suite 145
    Castle Rock, CO  80104

    Mishari Marafie                                    5,000 (2)                *
    900 West Castleton Road, Suite 145
    Castle Rock, CO  80104

    All executive officers                           323,333 (3)               5.6%
    and directors as a group (5 persons)

    Santerre Van Moer                              1,441,077                  15.5%
    Rue Charles Martel 52-
    54 L2134 Luxemburg
    Belgium

    L. W. Buxton                                   1,355,667 (4)              14.5%
    10691 E. Tomichi Drive
    Franktown, CO 80116

    Warren Smith                                   1,338,667 (5)              12.7%
    930 Dolan Drive
    Monument, CO 80132

___________________

 *     Less than 1%.

(1)	Includes 75,000 shares held of record by Mr. Jenkins, 100,000 shares underlying a currently exercisable option to purchase shares from the Company and 100,000 shares underlying a currently exercisable option to purchase shares from another shareholder.

(2)	Includes 5,000 shares underlying a currently exercisable option.

(3)	Reflects shares and options held by four directors and two executive officers at March 31, 2001. Reflects the aggregate 108,333 shares held of record and 215,000 shares underlying currently exercisable options.

(4)	Includes 1,275,667 shares held of record by Mr. Buxton and 80,000 shares underlying currently exercisable options.

(5)	Includes 1,278,667 shares held of record by Mr. Smith and 60,000 shares underlying currently exercisable options.

Item 12. Certain Relationships and Related Transactions

        In March 1999, the Company settled an overdue note payable to a non-affiliated third party. The note payable and accrued interest of $62,291 as of December 31, 1998 were settled for a cash payment of $35,000 and the issuance of Company shares valued at $ 15,000, for total consideration of $50,000 and a gain on settlement of debt of $ 12,291. In conjunction with this settlement, Louis Coppage, President and CEO of the Company at the time, loaned the Company the $35,000 necessary for the payment of the settlement pursuant to a 10% promissory note with interest and principal due March 1, 2001. The promissory note was secured by 17,500 shares of Alliance Medical Corporation, a non-trading security, and provided an option to purchase those shares at a price of $2.00 per share for a period of up to one year following the repayment of the note. The Alliance shares had been acquired by the Company in connection with a previously contemplated business combination. In November 1999, the Company redeemed the Note from the Holder’s assignee in exchange for 37,042 restricted common shares, based on a fair market value of $37,042.

        During fiscal 1999, the Company incurred $292,141 in compensation expense as a result of a July 1, 1998 consulting agreement with Estate Management Services (“EMS”), a principal shareholder, for business development services. The agreement was terminated in November 1999 upon payment of 1,765,725 (pre-split) restricted common shares of the Company. The Company also transferred to EMS 64,466 shares of Alliance Medical Corporation Common Stock, a non-trading security. The Alliance shares had been acquired by the Company in connection with a previously contemplated business combination.

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

                                                                                                                                        SAN Holdings, Inc.
                                                                                                                                          (Registrant)

Date:              April 30, 2001                                                                           /s/ John Jenkins
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

                                                                                                                                        SAN Holdings, Inc.
                                                                                                                                          (Registrant)

Date:              April 30, 2001                                                                           /s/ JOHN JENKINS
                                                                                                                       Director, Chairman of the Board, and Chief
                                                                                                                       Executive Officer

Date:              April 30, 2001                                                                           /s/ HOLLY J. BURLAGE
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