Form 10QSB
period 2001-03-31
SAN HOLDINGS INC
filed 2001-05-15
CIK 799097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended March 31, 2001

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

.

                                                           900 W. Castleton Road, Suite 100, Castle Rock, CO                                                                   80104
                                                               (Address of principal executive offices)                                                                     (zip code)

(303) 660-3933
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes [X]                       No [  ]

As of May 11, 2001, 9,300,874 common shares, no par value per share, were outstanding.

SAN Holdings, Inc.

INDEX

Part I:  FINANCIAL INFORMATION
------------------------------

    Item 1.

         Consolidated Balance Sheets, December 31, 2000 and
              March 31, 2001 (Unaudited)                                                         3
         Consolidated Statement of Operations for the Three Months Ended March 31, 2000
              and 2001 (Unaudited)                                                               5
         Consolidated Statement of Stockholders' Equity for the Three Months Ended
              March 31, 2001 (Unaudited)                                                         6
         Consolidated Statement of Cash Flows for the Three Months Ended March 31,
              2000 and 2001 (Unaudited)                                                          7
         Notes to Unaudited Consolidated Financial Statements                                    8

    Item 2.   Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                     12

Part II:  OTHER INFORMATION
---------------------------

    Item 6.   Exhibits and Reports on Form 8-K                                                  12

Part III:  SIGNATURES                                                                           13
---------------------

SAN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2000 and March 31, 2001 (Unaudited)

                                     ASSETS
                                                              December 31,    March 31,
                                                                 2000           2001
                                                              -----------     --------
Current assets:
   Cash and cash equivalents ............................    $  282,932    $ 1,059,534
   Certificate of deposit ...............................       497,093              0
   Accounts receivable, less allowance for doubtful
      accounts of $1,339,942 (2000) and $1,339,942
      (2001) (Note 3) ...................................     4,116,064      2,782,358
   Notes receivable .....................................        61,836         61,836
   Inventory ............................................        83,402        308,645
   Prepaid expenses .....................................        51,481        237,271
   Investment securities available for sale (Note 2) ....       654,419        354,419
                                                            -----------    -----------
      Total current assets ..............................     5,747,227      4,804,063

Property and equipment:
   Furniture and fixtures ...............................       407,521        405,829
   Office equipment .....................................       241,101        335,044
   Software .............................................             0         23,083
   Research and development equipment ...................             0        116,490
   Leasehold improvements ...............................         2,491         42,563
                                                            -----------    -----------
                                                                651,113        923,009

   Less accumulated depreciation and amortization .......       (85,668)      (186,913)
                                                            -----------    -----------
      Net property and equipment ........................       565,445        736,096

Other assets:
   Goodwill, net of accumulated amortization of
      $152,223 (2000) and $206,358 (2001) ...............     2,755,589      2,656,615
   Cost of purchased contracts, less accumulated
      amortization of $240,000 (2000) and $270,000 (2001)       260,000        230,000
   Loan origination fees ................................             0         30,000
   Deposits .............................................        26,082         24,082
                                                            -----------    -----------
      Total other assets ................................     3,041,671      2,940,697
                                                            -----------    -----------
                                                            $ 9,354,343    $ 8,480,856
                                                            ===========    ===========

See accompanying notes.

SAN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2000 and March 31, 2001 (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                              December 31,    March 31,
                                                                 2000           2001
                                                              -----------     --------
Current liabilities:
   Accounts payable .....................................   $ 1,815,145    $ 1,721,789
   Accrued expenses .....................................       724,105      1,994,033
   Accrued expenses - related parties ...................       532,359        291,035
   Deferred revenue .....................................       164,698        108,328
   Short-term notes payable .............................       757,480        341,852
                                                            -----------    -----------
      Total current liabilities .........................     3,993,787      4,457,037

Long-term debt:
   Long-term debt .......................................       213,915        213,915
                                                            -----------    -----------
      Total long-term debt ..............................       213,915        213,915

Stockholders' equity:
   Preferred stock; no par value, 10,000,000 shares
      authorized, no shares issued and outstanding ......             0              0
   Common stock; no par value, 25,000,000 shares
      authorized, 9,300,874 shares issued and outstanding     9,888,902      9,888,902
   Additional paid-in capital ...........................             0         30,000
   Retained earnings ....................................    (4,742,261)    (5,808,998)
   Other comprehensive loss .............................             0       (300,000)
                                                            -----------    -----------
      Total stockholders' equity ........................     5,146,641      3,809,904
                                                            -----------    -----------
                                                            $ 9,354,343    $ 8,480,856
                                                            ===========    ===========

See accompanying notes.

SAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2000 and 2001 (Unaudited)

                                                   March 31,      March 31,
                                                     2000           2001
                                                   --------       --------

Revenues ....................................     3,748,899      3,368,383

Cost of revenues:
   Cost of revenues .........................     3,112,698      2,669,938
   Settlement of disputed payable ...........      (477,572)             0
                                                -----------    -----------
      Total cost of revenues ................     2,635,126      2,669,938
                                                -----------    -----------
   Gross profit .............................     1,113,773        698,445

Engineering, selling, general and
   administrative expenses ..................       898,044      1,714,920
Amortization of goodwill ....................        26,778         54,135
                                                -----------    -----------
Income (loss) from operations ...............       188,951     (1,070,610)

Other income (expense):
   Interest expense .........................       (26,325)        (9,332)
   Interest income ..........................        63,830          5,394
   Other income .............................             0          7,811
                                                -----------    -----------
      Total other income (expenses)..........        37,505          3,873
                                                -----------    -----------
Income before income taxes ..................       226,456     (1,066,737)

Income taxes ................................        84,468              0
                                                -----------    -----------
Net income (loss) ...........................   $   141,988    $(1,066,737)
                                                ===========    ===========
Basic earnings per (loss) common share ......   $      0.03    $     (0.11)
                                                ===========    ===========
Diluted earnings (loss) per common share ....   $      0.02    $     (0.11)
                                                ===========    ===========

See accompanying notes.

SAN HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2001 (Unaudited)

                                             Common
                                              Stock            Common stock
                                             ------         -------------------
                                              Amount        Shares       Amount
                                              ------        ------       ------
Balance, December 31, 2000 ..............  $         0     9,300,874   $ 9,888,902

 Intrinsic value of stock options granted
    to officers of the Company ..........            0             0             0

 Net loss for the three months ended
    March 31, 2001 ......................            0             0             0

 Other comprehensive loss:
    Net unrealized loss on investments ..            0             0             0
                                            ----------    ----------   -----------
Balance, March 31, 2001 .................   $        0     9,300,874   $ 9,888,902

                                             Additional    Retained       Other               Total
                                               paid-in     earnings    comprehensive       stockholders'
                                               capital     (deficit)      loss                equity
                                             ----------    --------    -------------       ------------
Balance, December 31, 2000 ..............   $        0   $(4,742,261)  $          0        $ 5,146,641

 Intrinsic value of stock options granted
    to officers of the Company ..........       30,000             0              0             30,000

 Net loss for the three months ended
    March 31, 2001 ......................            0    (1,066,737)             0         (1,066,737)

 Other comprehensive loss:
    Net unrealized loss on investments ..            0             0       (300,000)          (300,000)
                                           -----------   -----------    -----------        -----------
Balance, March 31, 2001 .................  $    30,000   $(5,808,998)   $  (300,000)       $ 3,809,904

See accompanying notes.

SAN HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2000 and 2001 (Unaudited)

                                                            March 31,       March 31,
                                                              2000           2001
                                                            --------        --------
Cash flows from operating activities:
   Net income (loss) ..................................      141,988     (1,066,737)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization ................      140,661        230,220
         Compensation recorded upon grant of  stock
            options ...................................            0         30,000
         Changes in assets and liabilities:
            Accounts receivable .......................   (3,218,192)     1,333,706
            Inventory .................................       52,803       (225,243)
            Prepaid expenses ..........................       (5,482)      (185,790)
            Accounts payable ..........................    1,302,655        (93,356)
            Income taxes payable ......................      (35,134)             0
            Accrued expenses ..........................     (225,068)     1,028,604
            Deferred revenue ..........................      468,935        (56,370)
                                                         -----------    -----------
                     Total adjustments ................   (1,518,822)     2,061,771
                                                         -----------    -----------
         Net cash provided by (used in) operating
            activities ................................   (1,376,834)       995,034

Cash flows from investing activities:
   Purchase of certificate of deposit .................   (1,000,000)             0
   Maturity of certificate of deposit .................            0        497,093
   Purchase of property and equipment .................      (75,959)      (271,897)
   Acquisition of CoComp ..............................   (1,817,510)             0
   Deposits ...........................................            0          2,000
                                                         -----------    -----------
         Net cash provided by (used) in
           investing activities .......................   (2,893,469)       227,196

Cash flows from financing activities:
   Proceeds from issuance of preferred stock ..........    2,109,453              0
   Stock and warrant proceeds .........................      840,971              0
   Proceeds from short-term borrowings ................    1,025,000              0
   Loan origination fees ..............................            0        (30,000)
   Payments on notes payable ..........................      (50,000)      (415,628)
                                                         -----------    -----------
         Net cash provided by (used in)
           financing activities .......................    3,925,424       (445,628)
                                                         -----------    -----------
Net increase (decrease) in cash and cash
   equivalents ........................................     (344,879)       776,602
Cash and cash equivalents at beginning of period ......    2,789,170        282,932
                                                         -----------    -----------
Cash and cash equivalents at end of period ............  $ 2,444,291    $ 1,059,534
                                                         ===========    ===========

See accompanying notes.

SAN HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

1. Basis of presentation

The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results to be expected for the year.

2. Settlement of accounts receivable/litigation

During the quarter ended March 31, 2000, the Company settled a delinquent account receivable with a book value of $1,995,070 (net of related bad debt reserve) for restricted common stock of 3Si. In addition, the customer has agreed upon the payment of certain other obligations to another of its vendors, to redeem the shares held by the Company at $.35 per share before September 28, 2000, at the greater of $.52 per share or the then current market price on or after September 28, 2000. Proceeds from the customer’s (1) sale of a division, (2) 50% of net earnings or (3) 50% of any capital contributions or loans are to be used to redeem the shares. The market value of the stock held at December 31, 2000 was $904,419. The Company has reduced the value of the securities by the estimated cost of litigation to defend itself from a lawsuit brought by the customer and estimated costs of collection of $250,000. During the quarter ended March 31, 2001, the value of the stock securing the obligtion declined an additional $300,000.

On February 28, 2001, 3Si commenced a civil action in the District Court for the County of Arapahoe, State of Colorado, naming as defendants the Company, its subsidiary Storage Area Networks, Inc., former officer/directors and certain other individuals. The lawsuit asserts claims against Storage Area Networks, Inc., based on breach of contract, fraudulent misrepresentation, fraudulent concealment, conversion violation of federal and state securities laws, and civil conspiracy, and against the Company for civil conspiracy. 3Si seeks compensatory damages exceeding $20 million, punitive damages exceeding $20 million, and other damages. Subsequent to March 31, 2001, responses to the complaint, including motions to dismiss, had been filed by the Company, Storage Area Networks, Inc., and each of the other defendants which had been served with the complaint. Management intends to vigorously and aggressively defend all claims asserted against the Company and its subsidiary, and will evaluate asserting potential counterclaims against 3Si.

3. Account and note receivable

During the year ended December 31, 2000, the Company sold equipment to XS Data Solutions, Inc. (XSDS) for $2,708,106. The Company had tried to assist XSDS in securing lease financing but without success. During the quarter ended June 30, 2000, the Company advanced XSDS $215,331 evidenced by a note receivable due June 26, 2001 bearing interest at the rate of 10% per annum. During the quarter ended September 30, 2000, the Company advanced XSDS an additional $150,000 and received a refund of leasing fees incurred of $103,495 resulting in a loan balance of $261,836. During the year ended December 31, 2000, the Company received payments from XSDS totaling $950,000 (applied $750,000 against the invoices and $200,000 against the note receivable). During the quarter ended December 31, 2000, it was learned that XSDS was unsuccessful in raising sufficient funds to pay for the equipment. Due to the uncertainty surrounding this receivable, the Company has a reserve of $1,319,942 against the value of the receivable to reduce the value to the salvage value of the equipment less estimated costs of collection. On or about May 15, 2001, the Company filed suit in the Broward County Circuit Court to pursue collection of this debt.

4. Basic and diluted net earnings (loss) per share

Basic net earnings (loss) per share is based on the weighted average number of shares outstanding during the periods. Shares issued for nominal consideration are considered outstanding since inception. Diluted loss per share for the three months ended March 31, 2001 has not been presented as exercise of the outstanding stock options and warrants would have an anti-dilutive effect.

5. Subsequent events

During April 2001, the Company sold 32.9 units (each consisting of a $25,000 note payable and 10,000 warrants) for $25,200 each in a private placement resulting in gross proceeds of $829,080. The notes are payable including interest at 10% per annum on July 31, 2001, but may be extended at the Company’s option for an additional three months by the issuance of an additional 10,000 warrants. The notes are secured by all accounts receivable, furniture and equipment and subordinated to any line of credit lender. The warrants are exercisable into shares of the Company’s common stock at the rate of $.625 per share.

Item 2. Management’s Discussion and Analysis or Plan of Operation

General

SAN Holdings, Inc. (“Company”) provides data storage solutions for commercial businesses and the federal government. It designs, delivers and in some cases manages sophisticated data storage solutions for its clients in one of three ways: building custom solutions to meet clients’ specific needs; providing “integrated product solutions” or application specific storage products to address specific market niches; and providing storage system management services to clients.

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

Forward-looking statements. From time to time, information provided by the Company or statements made by our directors, officers or employees may contain “forward-looking” information, subject to numerous risks and uncertainties. Statements that are not historical or current facts are “forward-looking statements” which often can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof. he Company intends that all forward-looking statements be subject to the safe harbor provisions of the federal securities laws. Any such forward-looking statements, which speak only as of the date made, represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of our products; the rate of growth in the industries of our products; the presence of competitors with greater technical, marketing and financial resources; our ability to promptly and effectively respond to technological change to meet evolving customer needs; and our ability to successfully expand our operations. Additional factors are discussed in the Company’s Form 10-KSB/A No. 1 for the year ended December 31, 2000, to which reference should be made.

Results of Operations

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

Sales. The Company’s sales decreased by $380,000, or 10%, during the three months ended March 31, 2001, from $3.7 million for the three months ended March 31, 2000 to $3.4 million for the three months ended March 31, 2001. Management believes this decrease is the result of the slow general economic conditions of the U.S. economy experienced during the first quarter of 2001. For the quarters ended March 31, 2001 and 2000, none of the Company’s revenues were generated from the sale of products manufactured by the Company.

Cost of Sales. Cost of sales remained constant at $2.6 million for the three months ended March 31, 2001 compared to the same period in fiscal 2000. However, during the three months ended March 31, 2000, a prior period disputed payable was settled thus decreasing the Company’s cost of sales by $500,000 for that quarter.

Gross Margin. Gross margin as a percent of sales decreased from 30% to 21% for the quarter ended March 31, 2000 versus the quarter ended March 31, 2001. If the settlement of the disputed payable had not been recorded during the first quarter of fiscal 2000, the gross margin for that period would have been 17%. The 3% increase in gross margin in the 2001 period is attributable to the change in the product mix from heavily governmental sales to a mix of commercial and governmental sales as a result of the acquisitions of CoComp and Value Tech during 2000. Management expects that gross margin will remain at a higher level for the near term as a result of the acquisitions and of its increased emphasis on providing expanded engineering services as part of its product and service offering.

Engineering, Selling, General and Administrative. Engineering, selling, general and administrative expenses increased by $816,000 during 2001 compared to the same period in 2000. This increase is due to the acquisition of Value Tech in mid-2000, as well as the aggressive growth strategy implemented during fiscal 2000 that resulted in significant headcount additions in engineering, sales and marketing.

Amortization of Goodwill. Amortization of goodwill increased $27,000 to $54,000 for the three months ended March 31, 2001 compared to $27,000 for the three months ended March 31, 2000. This increase is attributable to the goodwill associated with the acquisitions during fiscal 2000.

Interest Income. During the first quarter of 2001, interest income decreased by $58,000. This decrease is primarily due to the increased cash balance and the corresponding interest income recognized during fiscal 2000 on the funds raised during the private placement.

Liquidity and Capital Resources

The Company’s cash position increased by $777,000 from December 31, 2000, to $1,060,000 in cash and cash equivalents at March 31, 2001.

For the quarter ended March 31, 2001, the Company’s continuing operating activities generated $995,000 of cash compared to $1.4 million of cash used during the comparable period in 2000. This increase in cash generated is primarily due to improved collections of accounts receivable and more aggressive accrued expense payment schedules. The Company used $272,000 for the purchase of property and equipment during the first quarter of 2001 compared to $76,000 for the previous fiscal 2000 period. The purchase of lab equipment and fixed assets associated with the new SANZstream and GEMs products accounted for the majority of this variance.

During the first quarter of 2001, the Company generated cash from the maturity of a Certificate of Deposit that secured a note payable. The Company also made payments of $416,000 on debt.

The Company currently is pursuing a line of credit financing for its working capital needs with Wells Fargo Business Credit, and anticipates closing during second quarter 2001.

PART II

Item 6. Exhibits and Reports on Form 8-K

(a) No exhibits are filed with this this Form 10-QSB.

(b) Reports on Form 8-K. During the quarter ended March 31, 2001, the Company filed the following reports on Form 8-K:

(i) On January 5, 2001, the Company filed a Form 8-K reporting, pursuant to Item 5, the Company’s participation in a Merrill Lynch Storage Technology Conference.
(ii) On February 21, 2001, the Company filed a Form 8-K/A amending the Form 8-K, dated June 28, 2000, relating to the acquisition of Value Technology, Inc. The Form 8-K/A reported, pursuant to Item 5, a purchase price adjustment effected in accordance with the acquisition and, pursuant to Item 7, included the following financial statements: audited financial statements for Value Technology, Inc. for the year ended December 31, 1999, and the six months ended June 30, 2000; and unaudited pro forma income statements for SAN Holdings, Inc. and Value Technologies, Inc. for the year ended December 31, 1999, and the six months ended June 30, 2000.

PART III

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                        SAN Holdings, Inc.
                                                                                                                                          (Registrant)

Date:              May 15, 2001                                                                           /s/ John Jenkins
                                                                                                                       John Jenkins, Chairman, President and CEO

Date:              May 15, 2001                                                                           /s/ Holly J. Burlage
                                                                                                                       Holly J. Burlage
                                                                                                                       Vice President, Principal
                                                                                                                       Financial and Accounting Officer