Form 10QSB
period 2001-06-30
SAN HOLDINGS INC
filed 2001-08-13
CIK 799097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended June 30, 2001

Commission File Number 0-16423

SAN Holdings, Inc.
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

(303) 660-3933
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes [X]                       No [  ]

As of August 5, 2001, 18,131,862 common shares, no par value per share, were outstanding.

SAN Holdings, Inc.
Form 10-QSB
June 30, 2001

INDEX

Part I:  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Consolidated Balance Sheets, December 31, 2000 and
                        June 30, 2001 (Unaudited)................................... 3

              Consolidated Statement of Operations for the Three and Six Months
                   Ended June 30, 2000 and 2001 (Unaudited)......................... 4

              Consolidated Statement of Cash Flows for the Six Months
                   Ended June 30, 2000 and 2001 (Unaudited)......................... 5

              Notes to Unaudited Consolidated Financial Statements................ 6-7

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.......................................... 8-10

Part II:   OTHER INFORMATION

SAN Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2000 and June 30, 2001

                                                                    December 31,     June 30,
                                                                        2000           2001
                                                                    -----------     ---------
Current Assets:                                                                    (Unaudited)
   Cash and cash equivalents ..................................   $    282,932    $  3,910,906
   Certificate of deposit .....................................        497,093            --
   Accounts receivable, less allowance for doubtful accounts
     of $1,339,942 ............................................      4,116,064       3,973,808
   Notes receivable ...........................................         61,836          61,836
   Inventory ..................................................         83,402         213,309
   Prepaid expenses ...........................................         51,481         117,160
   Investment securities available for sale ...................        654,419         393,419
                                                                  ------------    ------------
     Total current assets .....................................      5,747,227       8,670,438
   Property and equipment, net ................................        565,445         761,758
   Goodwill, net of accumulated amortization of $206,358 and
     $260,493, respectively ...................................      2,755,589       2,603,130
   Other Assets ...............................................        286,082         266,691
                                                                  ------------    ------------
     Total other assets .......................................      3,607,116       3,631,579
                                                                  ------------    ------------

Total Assets ..................................................   $  9,354,343    $ 12,302,017
                                                                  ============    ============

Current Liabilities:
   Accounts payable ...........................................   $  1,815,145    $  1,191,503
   Accrued expenses ...........................................      1,256,464       2,973,637
   Deferred revenue ...........................................        164,698          45,637
   Short-term notes payable ...................................        757,480         221,852
                                                                  ------------    ------------
     Total current liabilities ................................      3,993,787       4,432,629

Long-term debt ................................................        213,915         213,915

Stockholders' equity
   Preferred stock; no par value, 10,000,000 shares authorized;
     no shares issued and outstanding .........................           --              --
   Common stock; no par value, 25,000,000 authorized;
     9,300,874 and 18,131,862, shares, respectively,
     issued and outstanding ...................................      9,888,902      14,767,061
   Accumulated Deficit ........................................     (4,742,261)     (6,850,633)
   Other comprehensive loss ...................................           --          (261,000)
                                                                  ------------    ------------
     Total stockholders' equity ...............................      5,146,641       7,655,473
                                                                  ------------    ------------
Total Liabilities and Stockholders' Equity ....................   $  9,354,343    $ 12,302,017
                                                                  ============    ============

See accompanying notes

SAN Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended June 30, 2000 and 2001
(Unaudited)

                                       For the three months ended     For the six months ended
                                               June 30,                       June 30,
                                       --------------------------     ------------------------
                                           2000          2001            2000            2001
                                           ----          ----            ----            ----

Revenues ...........................   $ 3,531,143    $ 5,542,214    $ 7,280,042    $ 8,910,597

Cost of goods sold .................     2,811,596      4,642,283      5,446,722      7,312,221
                                       -----------    -----------    -----------    -----------
   Gross profit ....................       719,547        899,931      1,833,320      1,598,376

Engineering, selling, general and
   administrative expenses .........       754,250      1,906,886      1,679,072      3,705,941
                                       -----------    -----------    -----------    -----------
Income (loss) from operations ......       (34,703)    (1,006,955)       154,248     (2,107,565)

Other income:
   Interest expense ................       (48,001)       (11,355)       (74,326)       (20,687)
   Interest income .................        43,317          3,067        107,147          8,461
   Other income ....................          --            3,608           --           11,419
                                       -----------    -----------    -----------    -----------

     Total other income (expenses)..        (4,684)        (4,680)        32,821           (807)
                                       -----------    -----------    -----------    -----------

Income (loss) before income taxes ..       (39,387)    (1,011,635)       187,069     (2,108,372)
Income taxes .......................       (14,691)          --           69,777           --
                                       -----------    -----------    -----------    -----------

Net income (loss) ..................   $   (24,696)   $(1,011,635)   $   117,292    $(2,108,372)
                                       ===========    ===========    ===========    ===========

Earnings (loss) per common share:
Basic earnings (loss)
   per common share ................             $              $              $              $
                                              --             (.11)           .02           (.23)
                                       ===========    ===========    ===========    ===========
Diluted earnings (loss)
   per common share ................             $              $              $              $
                                              --             (.11)           .02           (.23)
                                       ===========    ===========    ===========    ===========

Weighted average shares outstanding:
   Basic ...........................     7,957,283      9,398,996      6,370,100      9,349,935
                                       ===========    ===========    ===========    ===========
   Diluted .........................     7,957,283      9,398,996      6,370,100      9,349,935
                                       ===========    ===========    ===========    ===========

See accompanying notes

SAN Holdings, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2000 and 2001
(Unaudited)

                                                                      June 30,
                                                                  -----------------
                                                                  2000         2001
                                                                  ----         ----
Cash flows from operating activities:
   Net income (loss) ....................................   $   117,292    $(2,108,372)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization ....................       199,165        226,354
       Changes in operating assets and liabilities net of
         acquisitions
       Accounts receivable ..............................    (3,732,650)       142,256
       Inventory ........................................      (311,057)      (129,907)
       Prepaid expenses .................................        12,056        (65,679)
       Accounts payable .................................        16,633       (623,642)
       Income taxes payable .............................       (50,515)          --
       Accrued expenses .................................      (299,030)     1,717,173
       Deferred revenue .................................       468,935       (119,061)
       Other assets .....................................          --           80,969
                                                            -----------    -----------
         Total adjustments ..............................    (3,696,463)     1,228,463
                                                            -----------    -----------
     Net cash used in operating activities ..............    (3,579,171)      (879,909)

Cash flows from investing activities:
   Purchase of certificate of deposit ...................    (1,000,000)          --
   Maturity of certificate of deposit ...................          --          497,093
   Purchase of property and equipment ...................      (290,855)      (331,786)
   Notes receivable .....................................      (215,331)          --
   Acquisition of CoComp ................................    (1,817,510)          --
   Acquisition of Value Tech ............................      (220,000)          --
                                                            -----------    -----------
     Net cash provided (used in) investing activities ...    (3,543,696)       165,307

Cash flows from financing activities:
   Proceeds from sale of preferred stock ................     2,428,641           --
   Proceeds from sale of common stock and warrants ......     3,574,725      4,878,204
   Proceeds from short-term borrowings ..................     1,025,000           --
   Payments on notes payable ............................      (545,050)      (535,628)
                                                            -----------    -----------
     Net cash provided by financing activities ..........     6,483,316      4,342,576
                                                            -----------    -----------
Net increase (decrease) in cash and cash equivalents ....      (639,551)     3,627,974

Cash and cash equivalents at beginning of period ........     2,789,170        282,932
                                                            -----------    -----------
Cash and cash equivalents at end of period ..............   $ 2,149,619    $ 3,910,906
                                                            ===========    ===========

See accompanying notes

SAN Holdings, Inc.
FORM 10-QSB
June 30, 2001
Notes to Unaudited Financial Statements

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

2.    Private Placement Offering

Effective June 30, 2001 the Company closed a private placement offering that raised $4.9 million, net of fees. Each unit of the private placement consisted of 40,000 shares of common stock, a three year warrant to purchase 10,000 shares of common stock at $1.25 and a five year warrant to purchase 10,000 shares of common stock at $0.625. A total of 8,930,988 shares of common stock will be issued in conjunction with this offering.

3.    Business Line of Credit

On May 31, 2001, the Company executed a $2.5 million line of credit agreement with Wells Fargo Business Credit, Inc. The line of credit is a three-year agreement with interest at prime plus 2%. The Company currently has not drawn on this line of credit.

4.    Basic and Diluted Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is based on the weighted average number of shares outstanding during the periods. Shares issued for nominal consideration are considered outstanding since inception. Diluted loss per share for the three and six months ended June 30, 2000 and 2001 have not been presented as all outstanding stock options and warrants would have an anti-dilutive effect.

5.    Other Comprehensive income/(loss)

The components of other comprehensive income(loss) are as follows:

Notes to Unaudited Financial Statements
(Continued)

                                           Three months ended             Six months ended
                                                 June 30,                     June 30,
                                           ------------------            -----------------
                                           2000           2001           2000         2001
                                           ----           ----           ----         ----

Net income (loss)                    $   (24,696)   $(1,011,635)   $   117,292   $(2,108,372)
Unrealized appreciation
     (depreciation) on
     available-for-sale securities          --           39,000           --        (261,000)
Comprehensive income(loss)           $   (24,696)   $  (972,635)   $   117,292   $(2,369,372)

6.    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company’s financial position or results of operations.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15,2001 if their first quarter financial statements have not previously been issued. The Company expects that adoption of SFAS 142 will increase annual operating income by approximately $300,000. The Company has not yet determined when it will adopt SFAS 142.

Item 2. Management’s Discussion and Analysis or Plan of Operation

General

SAN Holdings, Inc. (the “Company”) provides data storage solutions for commercial businesses and the federal government. It designs, delivers and in some cases manages sophisticated data storage solutions for its clients in one of three ways: building custom solutions to meet clients’ specific needs; providing “integrated product solutions” or application specific storage products to address specific market niches; and providing storage system management services to clients.

The consolidated financial statements discussed below include the accounts of SAN Holdings, Inc. and Storage Area Networks, Inc. for all periods presented, CoComp, Inc. from the date of its acquisition (January 21, 2000) and Value Technologies, Inc. from the date of its acquisition (June 27, 2000). All significant intercompany balances have been eliminated. Upon completion of the reverse acquisition between Storage Area Networks, Inc. into Citadel Environmental Group, Inc., SAN Holdings, Inc. changed its fiscal year end of November 30 to December 31, effective December 30, 1999.

Forward-looking statements. From time to time, information provided by the Company or statements made by our directors, officers or employees may contain “forward-looking” information, subject to numerous risks and uncertainties. Statements that are not historical or current facts are “forward-looking statements” which often can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the federal securities laws. Any such forward-looking statements, which speak only as of the date made, represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of our products; the rate of growth in the industries of our products; the presence of competitors with greater technical, marketing and financial resources; our ability to promptly and effectively respond to technological change to meet evolving customer needs; and our ability to successfully expand our operations. Additional factors are discussed in the Company’s Form 10-KSB/A No. 1 for the year ended December 31, 2000, to which reference should be made.

Results of Operations

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

Sales. The Company’s sales increased by $2 million, or 57%, during the three months ended June 30, 2001, from $3.5 million for the three months ended June 30, 2000 to $5.5 million for the three months ended June 30, 2001. Management believes this increase is the result of the Company’s aggressive growth strategy undertaken late in fiscal 2000 and the acquisition of ValueTech during June of 2000.

Gross Profit. Gross profit as a percent of sales decreased for the quarter ended June 30, 2001 to 16% from 20% for the quarter ended June 30, 2000. The 4% decrease in gross profit in the 2001 period is attributable to a change in product mix from a more balanced blend of commercial and government sales to a higher concentration of lower margin government sales.

Engineering, Selling, General and Administrative. Engineering, selling, general and administrative expenses increased by $1.1 million during 2001 compared to the same period in 2000. This increase is due to the acquisition of Value Tech in June of 2000, and the Company’s growth strategy implemented late in fiscal 2000 that resulted in significant headcount additions in engineering, sales and marketing. In addition, in the current period the company spent $325,000 in engineering, sales and marketing expense to support the launch of its new Sanzstream and GEMS product lines.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Sales. The Company’s sales increased by $1.6 million during the six months ended June 30, 2001, from $7.3 million for fiscal 2000 to $8.9 million for fiscal 2001. This increase is primarily the result of Company’s aggressive growth strategy undertaken late in fiscal 2000 and the acquisition of ValueTech during June of 2000.

Gross Profit. The gross profit as a percent of sales for the six months ended June 30, 2001 was 18% compared to a gross profit of 25% for the comparable fiscal 2000 period. During fiscal 2000, a $500,000 settlement of disputed accounts payable was recorded that pertained to fiscal 1999 activity. If the settlement of the accounts payable had not been recorded in fiscal 2000, the gross profit would have been 18% for that period.

Engineering, Selling, General and Administrative. Engineering, selling, general and administrative expenses increased by $2 million for the fiscal 2001 period from $1.7 million in fiscal 2000 to $3.7 million in fiscal 2001. This increase is due to the acquisition of Value Tech in June of 2000 and the aggressive growth strategy implemented late in fiscal 2000 that resulted in significant headcount additions in engineering, sales and marketing. In addition, the company has incurred approximately $650,000 in expenses associated with the launch of the Company’s new Sanzstream and GEMS product lines.

Liquidity and Capital Resources

The Company’s cash position increased by $3.6 million from December 31, 2000, to $3.9 million in cash and cash equivalents at June 30, 2001.

For the six months ended June 30, 2001, the Company’s continuing operating activities used $880,000 of cash compared to $3.6 million of cash used during the comparable period in 2000. The decrease in cash use from fiscal 2000 to fiscal 2001 is primarily due to improved collections of accounts receivable and increases in accrued expenses.

The Company used $332,000 for the purchase of property and equipment during the first half of 2001 compared to $291,000 for the same fiscal 2000 period. The purchase of lab equipment and fixed assets associated with the new SANZstream and GEMs products accounted for the majority of these fiscal 2001 purchases.

During the first half of 2001, the Company generated cash from a private placement offering netting $4.9 million and the maturity of a Certificate of Deposit that secured a note payable of $497,000. The Company also made payments of $536,000 on debt.

The Company entered into a line of credit financing agreement for its future working capital needs with Wells Fargo Business Credit, Inc. in May 2001, but currently has not drawn any funds against this line.

PART II

Item 1. Legal Proceedings

In May of 1999, SAN filed a lawsuit against 3Si Holdings, Inc. (“3Si”), seeking payment of unpaid invoices in the approximate amount of $2,000,000. In March of 2000, SAN agreed to dismiss that lawsuit pursuant to a Settlement Agreement that provided for payment in full, on or before October 2000. As SAN moved to enforce the settlement agreement, 3Si filed a civil action in the District Court for the County of Arapahoe, State of Colorado, naming as defendants SAN, its subsidiary Storage Area Networks, Inc., several members of SANZ’s former management, and other individuals not directly associated with the Company.

On June 25, 2001, the Arapahoe County District Court granted SAN Holdings, Inc. and Storage Area Networks, Inc.‘s motion to dismiss. As a result, 3Si’s claims against both SAN Holdings and Storage Area Networks were dismissed in their entirety.

Item 2. Changes in Securities and Use of Proceeds

On June 30, 2001, SAN closed a private offering of 220 Units of equity securities for aggregate cash proceeds of $5,544,000. The Units were offered and sold to accredited U.S. investors and to offshore investors at a price of $25,200 per Unit. Each Unit consisted of 40,000 shares of Common Stock and two Warrants (Class A and Class B) exercisable for a four year and a two year period, respectively, commencing April 30, 2002. The Class A Warrants are exercisable at $1.25 per share and the Class B Warrants are exercisable at $0.625 per share.

The Units were offered in the U.S. through Bathgate McColley Capital Group LLC (BMCG) and outside the U.S. through Falcon Capital (the “Placement Agents”). BMCG was paid cash commissions equal to 10%, and a non-accountable expense allowance equal to 5%, of the gross offering proceeds of their sales. In addition, BMCG was granted Placement Agent’s warrants exercisable for five years after their issuance to purchase 837,381 shares of common stock at $0.625 per share. Falcon Capital was paid cash commissions equal to 10%, and a non-accountable expense allowance equal to 2%, of the gross offering proceeds of their sales. In addition, Falcon Capital was issued 100,000 shares of common stock and issued five year warrants to purchase a total of 203,003 shares at $.625 a share.

The offering was made in accordance with exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D and Regulation S promulgated thereunder, in reliance on the following circumstances: Outside the U.S., all offers and sales were made in “offshore transactions” as defined in Regulation S and no directed selling efforts were made in the U.S. In the U.S., the offering was directed to a limited number of persons in a private transaction not involving a public offering. All U.S. investors represented, and the Company reasonably believed, that they were accredited investors who were able to fend for themselves in the transaction. Each investor was furnished with information concerning the Company and each had the opportunity to verify the information supplied. The Company obtained a signed representation from each investor as to his or her intent to acquire the securities for investment only and not with a view toward the subsequent distribution thereof. Additionally, all of the certificates issued in the offshore and in the U.S. offerings bear “restricted” legends, and the Company has issued “stop transfer” instructions to its Transfer Agent.

Item 5. Other Information

During July 2001, the Company entered into a letter of intent to purchases some of the assets of Global Technology Resources, Inc., a Denver-based data storage value added reseller. The Company is currently performing due diligence and anticipates negotiating a definitive purchase agreement during the third quarter

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with this Form 10-QSB:

10.1	Credit and Security Agreement, dated May 31, 2001, by and between Storage Area Networks, Inc., and Wells Fargo Business Credit, Inc.

(b)	Reports on Form 8-K. On July 27, 2001, the Company filed a Form 8-K dated July 23, 2001, reporting a change in its Certified Public accountants and its engagement of Grant Thornton, LLP. No financial statements were filed with that report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                            SAN Holdings, Inc.
                                                                                                                                          (Registrant)

Date:              August 13, 2001                                                                    /s/ John Jenkins
                                                                                                                       John Jenkins, Chairman, President and CEO

Date:              August 13, 2001                                                                   /s/ Holly J. Burlage
                                                                                                                       Holly J. Burlage
                                                                                                                       Vice President and CFO, Principal
                                                                                                                       Financial and Accounting Officer