Form 10QSB
period 2001-09-30
SAN HOLDINGS INC
filed 2001-11-14
CIK 799097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended September 30, 2001

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

                                       Yes [X]                       No [  ]

As of November 1, 2001, 18,261,362 common shares, no par value per share, were outstanding.

SAN Holdings, Inc.
Form 10-QSB
September 30, 2001

INDEX

Part I:  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Consolidated Balance Sheets, December 31, 2000 and
                   September 30, 2001 (Unaudited)................................... 3

              Consolidated Statement of Operations for the Three and Nine
                   Months Ended September 30, 2000 and 2001 (Unaudited)............. 4

              Consolidated Statement of Cash Flows for the Nine Months
                   Ended September 30, 2000 and 2001 (Unaudited).................... 5

              Notes to Unaudited Consolidated Financial Statements................ 6-7

    Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................. 8-10

Part II:   OTHER INFORMATION

    Item 1.   Legal Proceedings.................................................... 10

Signatures......................................................................... 11

SAN Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2000 and September 30, 2001

                                                                    December 31,   September 30,
                                                                      2000             2001
                                                                    ------------   -----------
Current Assets:                                                                    (Unaudited)
   Cash and cash equivalents ..................................   $    282,932    $  2,762,579
   Certificate of deposit .....................................        497,093            --
   Accounts receivable, less allowance for doubtful accounts
     of $1,339,942 ............................................      4,116,064       4,953,997
   Notes receivable ...........................................         61,836          61,836
   Inventory ..................................................         83,402         279,445
   Prepaid expenses ...........................................         51,481         120,144
   Investment securities available for sale ...................        654,419         320,419
                                                                  ------------    ------------
     Total current assets .....................................      5,747,227       8,498,420
   Property and equipment, net ................................        565,445         859,093
   Goodwill, net of accumulated amortization of $206,358 and
     $314,628, respectively ...................................      2,755,589       2,644,159
   Other assets ...............................................        286,082         315,277
                                                                  ------------    ------------
Total Assets ..................................................   $  9,354,343    $ 12,316,949
                                                                  ============    ============

Current Liabilities:
   Accounts payable ...........................................   $  1,815,145    $  2,194,919
   Accrued expenses ...........................................      1,256,464       3,657,802
   Deferred revenue ...........................................        164,698            --
   Short-term notes payable ...................................        757,480          91,852
                                                                  ------------    ------------
     Total current liabilities ................................      3,993,787       5,944,573

Long-term debt ................................................        213,915         213,915

Stockholders' equity
   Preferred stock; no par value, 10,000,000 shares authorized;
     no shares issued and outstanding .........................           --              --

   Common stock; no par value, 25,000,000 shares authorized;
     9,300,874 and 18,261,362, shares, respectively,
     issued and outstanding ...................................      9,888,902      14,767,061
   Accumulated deficit ........................................     (4,742,261)     (8,024,556)
   Accumulated other comprehensive loss .......................           --          (584,000)
                                                                  ------------    ------------
     Total stockholders' equity ...............................      5,146,641       6,158,461
                                                                  ------------    ------------
Total Liabilities and Stockholders' Equity ....................   $  9,354,343    $ 12,316,949
                                                                  ============    ============

See accompanying notes

SAN Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 2000 and 2001
(Unaudited)

                                            For the three months ended     For the nine months ended
                                                  September 30,                   September 30,
                                            --------------------------     -------------------------
                                               2000            2001            2000           2001
                                               ----            ----            ----           ----

Revenues .............................   $  5,173,333    $  5,464,387    $ 12,453,375    $ 14,374,984

Cost of goods sold ...................      3,812,984       4,724,131       9,259,706      12,036,352
                                         ------------    ------------    ------------    ------------
   Gross profit ......................      1,360,349         740,256       3,193,669       2,338,632

Engineering, selling, general and
   administrative expenses ...........      2,835,454       1,908,133       4,514,526       5,614,074
                                         ------------    ------------    ------------    ------------
Loss from operations .................     (1,475,105)     (1,167,877)     (1,320,857)     (3,275,442)

Other income (expense):
   Interest expense ..................        (30,908)        (20,431)       (105,234)        (41,168)
   Interest income ...................         22,803          14,383         129,950          34,313
                                         ------------    ------------    ------------    ------------

     Total other income (expenses) ...         (8,105)         (6,048)         24,716          (6,855)
                                         ------------    ------------    ------------    ------------

Loss before income taxes .............     (1,483,210)     (1,173,925)     (1,296,141)     (3,282,297)
Income taxes expense (benefit) .......         (9,777)           --            60,000            --
                                         ------------    ------------    ------------    ------------

Net loss .............................   $ (1,473,433)   $ (1,173,925)   $ (1,356,141)   $ (3,282,297)
                                         ============    ============    ============    ============
Loss per common share:
Basic loss
   per common share ..................   $      (0.17)   $       (.06)   $      (0.19)   $       (.27)
                                         ============    ============    ============    ============
Diluted loss
   per common share ..................   $      (0.17)   $       (.06)   $      (0.19)   $       (.27)
                                         ============    ============    ============    ============

Weighted average shares
outstanding:
   Basic .............................      8,700,688      18,259,923       7,146,962      12,319,931
                                         ============    ============    ============    ============
   Diluted ...........................      8,700,688      18,259,923       7,146,962      12,319,931
                                         ============    ============    ============    ============

See accompanying notes

SAN Holdings, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2000 and 2001
(Unaudited)

                                                                       September 30,
                                                                    -------------------
                                                                    2000           2001
                                                                    ----           ----
Cash flows from operating activities:
   Net loss .................................................  $(1,356,141)   $(3,282,295)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
       Depreciation and amortization ........................      300,109        361,841
       Changes in operating assets and liabilities net of
         acquisitions:
       Accounts receivable ..................................   (2,182,069)      (837,933)
       Inventory ............................................     (427,071)      (196,043)
       Prepaid expenses .....................................      (33,881)       (68,663)
       Accounts payable .....................................   (1,821,674)       379,774
       Income taxes payable .................................      (61,083)          --
       Accrued expenses .....................................       53,683      2,401,338
       Deferred revenue .....................................      123,035       (164,698)
       Other assets .........................................         --         (347,098)
                                                               -----------    -----------
         Total adjustments ..................................   (4,048,951)     1,528,518
                                                               -----------    -----------
     Net cash used in operating activities ..................   (5,405,092)    (1,753,777)

Cash flows from investing activities:
   Purchase of certificate of deposit .......................   (1,000,000)          --
   Maturity of certificate of deposit .......................         --          497,093
   Purchase of property and equipment .......................     (448,616)      (476,156)
   Notes receivable .........................................     (261,836)          --
   Acquisition of CoComp ....................................   (1,817,510)          --
   Acquisition of Value Tech ................................     (220,000)          --
                                                               -----------    -----------
     Net cash provided by (used in) investing activities ....   (3,747,962)        20,937

Cash flows from financing activities:
   Proceeds from sale of preferred stock ....................    2,428,641           --
   Proceeds from sale of common stock and warrants ..........    4,062,651      4,878,115
   Proceeds from short-term borrowings ......................    1,025,000           --
   Payments on notes payable ................................     (794,702)      (665,628)
                                                               -----------    -----------
     Net cash provided by financing activities ..............    6,721,590      4,212,487
                                                               -----------    -----------
Net increase (decrease) in cash and cash equivalents ........   (2,431,464)     2,479,647
Cash and cash equivalents at beginning of period ............    2,789,170        282,932
                                                               -----------    -----------
Cash and cash equivalents at end of period ..................  $   357,706    $ 2,762,579
                                                               ===========    ===========

See accompanying notes

SAN Holdings, Inc.
FORM 10-QSB
September 30, 2001

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

3.    Basic and Diluted Net Earnings (Loss) Per Share

The Company uses the weighted average number of common shares outstanding each period to compute basic income (loss) per share. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. For all periods presented, all potential common shares were anti-dilutive.

4.    Comprehensive income/(loss)

The components of comprehensive income (loss) are as follows:

                                           Three months ended                Nine months ended
                                              September 30,                    September 30,
                                         --------------------              ---------------------
                                         2000            2001              2000             2001
                                         ----            ----              ----             ----
Net income (loss)                  $ (1,473,433)   $  (1,173,925)   $  (1,356,141)    $ (3,282,297)
Unrealized appreciation
    (depreciation) on
    available-for-sale securities        --             (323,000)          --             (584,000)
                                   ------------    -------------    -------------     ------------
Comprehensive income(loss)         $ (1,473,433)   $  (1,496,925)   $  (1,356,141)    $ (3,866,297)
                                   ============    =============    =============     ============

Notes to Unaudited Financial Statements
(Continued)

5.    Recent Accounting Pronouncements

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

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15,2001 if their first quarter financial statements have not previously been issued. The Company expects that adoption of SFAS 142 will increase annual operating income by approximately $300,000. The Company will adopt SFAS 142 on January 01, 2002.

In August 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard establishes a single framework, based on Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets to be Disposed Of, for long-lived assets to be disposed of by sale and resolves certain implementation issues related to SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 144 to have a material effect on the Company's financial position, results of operations or cash flows.

6.    Letters of Intent

On October 10, 2001, SAN Holdings, Inc. entered into a non-binding letter of intent to purchase ITIS Services, Inc., a data storage systems integrator headquartered in South Norwalk, CT. The Company is in the process of completing due diligence for this transaction.

During the third quarter of 2001, the Company entered into a non-binding letter of intent with GTRI, a Denver based systems integrator. The Company is still performing due diligence for this transaction.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

Forward-looking statements. From time to time, information provided by the Company or statements made by our directors, officers or employees may contain “forward-looking” information, subject to numerous risks and uncertainties. Statements that are not historical or current facts are “forward-looking statements” which often can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the federal securities laws. Any such forward-looking statements, which speak only as of the date made, represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of our products; the rate of growth in the industries of our products; the presence of competitors with greater technical, marketing and financial resources; our ability to promptly and effectively respond to technological change to meet evolving customer needs; our ability to successfully expand our operations; and our success at integrating with our own the operations and management of any business we acquire. Additional factors are discussed in the Company’s Form 10-KSB/A No. 1 for the year ended December 31, 2000, to which reference should be made.

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

Results of Operations

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

Sales. The Company's sales increased by $291,000, or 6%, during the three months ended September 30, 2001, from $ 5.2 million for the three months ended September 30, 2000 to $5.5 million for the three months ended September 30, 2001. Management believes this increase is the result of an increase in government spending during the last month of their 2001 fiscal year.

Gross Profit. Gross profit as a percent of sales decreased for the quarter ended September 30, 2001 to 14% from 26% for the quarter ended September 30, 2000. The 12% decrease in gross profit in the 2001 period is attributable to a change in product mix from a more balanced blend of commercial and government sales in 2000 to a very high concentration of lower margin government sales in 2001.

Engineering, Selling, General and Administrative. Engineering, selling, general and administrative expenses decreased by $927,000 during 2001 compared to the same period in 2000. During the quarter ended 2000, the company recorded a $420,000 charge for severance due to management changes and began staffing increases in association with an aggressive growth strategy. In addition, in the current period the company spent $300,000 in engineering, sales and marketing expense to support the launch of its new Sanzstream and GEMS product lines.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Sales. The Company’s sales increased by $1.9 million during the nine months ended September 30, 2001, from $12.5 million for fiscal 2000 to $14.4 million for fiscal 2001. This increase is primarily the result of Company’s aggressive growth strategy undertaken late in fiscal 2000 and the acquisition of ValueTech during June of 2000.

Gross Profit. The gross profit as a percent of sales for the nine months ended September 30, 2001 was 16% compared to a gross profit of 26% for the comparable fiscal 2000 period. During fiscal 2000, a $500,000 settlement of disputed accounts payable was recorded that pertained to fiscal 1999 activity. If the settlement of the accounts payable had not been recorded in fiscal 2000, the gross profit would have been 22% for that period. The decrease in gross profit in the 2001 period is due to a change in product mix from a more balanced blend of commercial and government sales in 2000 to a very high concentration of lower margin government sales in 2001.

Engineering, Selling, General and Administrative. Engineering, selling, general and administrative expenses increased by $1.1 million for the fiscal 2001 period from $4.5 million in fiscal 2000 to $5.6 million in fiscal 2001. This increase is due to the acquisition of Value Tech in June of 2000 and the aggressive growth strategy implemented late in fiscal 2000 that resulted in significant headcount additions in engineering, sales and marketing. In addition, the company has incurred approximately $1 million in expenses associated with the launch of the Company’s new Sanzstream and GEMS product lines.

Liquidity and Capital Resources

The Company’s cash position increased by $2.5 million from December 31, 2000, to $2.8 million in cash and cash equivalents at September 30, 2001.

For the nine months ended September 30, 2001, the Company’s continuing operating activities used $1.8 million of cash compared to $5.4 million of cash used during the comparable period in 2000. The decrease in cash use from fiscal 2000 to fiscal 2001 is primarily due to improved collections of accounts receivable and increases in accrued expenses.

The Company used $476,000 for the purchase of assets and equipment during the first nine months of 2001 compared to $449,000 for the same fiscal 2000 period. The purchase of lab equipment and fixed assets associated with the new SANZstream and GEMs products accounted for the majority of these fiscal 2001 purchases.

During the first nine months of 2001, the Company generated cash from a private placement offering netting $4.9 million and the maturity of a Certificate of Deposit that secured a note payable of $497,000. The Company also made payments of $666,000 on debt.

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

On June 25, 2001, the Arapahoe County District Court granted SAN Holdings, Inc. and Storage Area Networks, Inc.’s motion to dismiss. As a result, 3Si’s claims against both SAN Holdings and Storage Area Networks were dismissed in their entirety. The court granted 3Si’s request to refile, and during the third quarter 3Si filed an amended complaint, which eliminated some defendant parties and significantly reduced the scope of claims against SAN and Storage Area Networks. SAN and Storage Area Networks subsequently filed an additional motion to strike and dismiss. The Company intends to vigorously and aggressively defend against all claims. Currently, the Company is preparing its counterclaims, including 3Si’s breach of the Settlement Agreement, to file in response to the complaint.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with this Form 10-QSB:

       3.1     Amended and Restated Articles of Incorporation. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                       SAN Holdings, Inc.
                                                                                                                       (Registrant)

Date:           November 14, 2001                                                                   /s/ John Jenkins
                                                                                                                       John Jenkins, Chairman, President and CEO

Date:           November 14, 2001                                                                   /s/ Holly J. Burlage
                                                                                                                       Holly J. Burlage
                                                                                                                       Vice President and CFO, Principal
                                                                                                                       Financial and Accounting Officer