Form 10KSB
period 2001-12-31
SAN HOLDINGS INC
filed 2002-04-01
CIK 799097

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Issuer’s revenues for its most recent fiscal year: $21,156,000.

As of March 25, 2002, 38,438,318 shares of the Registrant’s common stock were outstanding.

On March 25, 2002, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $22,459,000. This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding on March 25, 2002 by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the closing price of the registrant’s common stock on March 25, 2002, as reported on the over-the-counter market.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

SAN HOLDINGS, INC.FORM
10-KSB

TABLE OF CONTENTS

Item No.                                                                     Page
----                                                                         ----

                                     Part I

                                     Part II

    8.     Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure..........................................  13

                                    Part III

           The information required by Items 9 - 12 of Part III is
           incorporated by reference to the Company's definitive
           proxy statement to be filed no later than April 29, 2002.

   13.     Exhibits and Reports on Form 8-K...................................  14

ii

PART I

Item 1. Description of Business

        This annual report on Form 10-KSB contains “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future. The statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual events and results could differ materially from our expectations as a result of many factors, including those identified in the section titled "Investment Considerations" under Item 6, Management's Discussion and Analysis or Plan of Operation. We urge you to review and consider those factors, and those identified from time to time in our reports and filings with the SEC, for information about risks and uncertainties that may affect our future results. All forward-looking statements we make after the date of this filing are also qualified by this cautionary statement and identified risks.

Overview

        SAN Holdings, Inc., hereafter SANZ, provides sophisticated enterprise-level data storage and management solutions to clients in the commercial and federal markets. In the industry, we are known as a "storage solution provider." We focus exclusively on the design, delivery and management of intelligent network storage solutions, and provide the following products and services:

         °        Custom storage solutions that we design and deliver as a project to meet a client’s specific needs.

         °        Integrated solution products for specific market segments.

         °        Storage system management outsourcing services.

        Historically, we have generated revenue from a mix of project, product re-sale, and project-based services, as well as recurring revenues from storage management outsourcing contracts. Recently we began developing integrated solution products that provide data storage and management solutions tailored to deliver optimized performance for particular market segments. Our new product offerings include EarthWhereTM, designed for geospatial data storage and distribution, and SANZStreamTM, designed for rich media data storage and distribution. We expect to begin recording revenue from these products in 2002.

        Growing demand for data storage is the result of a proliferation of data intensive applications, from areas as sophisticated as document imaging, digital video, e-banking, e-education, scientific research, and archiving satellite imagery, to those as basic as email. The common thread among these applications is that data storage is an enabling element. In addition to fundamental issues of data storage, data availability becomes critical. Today's businesses depend on rapid response time, both internally and with vendors and customers via Internet, making high availability essential for virtually all server applications. Consolidating data storage in networks at centralized data centers lowers costs through increased utilization and more efficient management.

Our Background

        SANZ was formed as a Colorado corporation in 1983. We commenced our current business in 2000, when we acquired three companies with varying degrees of presence in the storage products and solutions marketplace. These three companies, Storage Area Networks, Inc., CoComp, Inc., and Value Technology, Inc., merged their operations and currently operate as our wholly owned subsidiary, Storage Area Networks, Inc. In October 2001 we acquired certain operating assets of ECOSoftware Systems, Inc. a privately held storage networking consulting and integration firm based in Boulder, Colorado.

        In December 2001, we acquired ITIS Services, Inc., a privately held data storage consulting and storage solution provider firm with offices in Norwalk, Connecticut and Boston, Massachusetts. ITIS's business model closely matched ours, except that it had not yet developed its own integrated solution products. ITIS historically served exclusively the commercial markets. Its client base includes large, national financial services, healthcare and technology companies. By acquiring ITIS, we have established a more significant market presence in the eastern United States and in the commercial markets in general. Certain officers of ITIS now are officers and directors of SANZ.

        As of March 14, 2002, SANZ’s executive officers are: John Jenkins, Chairman and CEO; Fred T. Busk, Chief Operating Officer; Holly J. Burlage, Chief Financial Officer, and Hugh O'Reilly, Senior Vice President - Legal and Administration.

        SANZ’ principal executive offices are located at 900 West Castleton Road, Suite 100, Castle Rock, CO 80104. Our telephone number is (303) 660-3933.

Our Business

        The market for data storage solutions is generally robust and broad-based, though not immune to the capital spending slump that began affecting the U.S. economy in 2001. Industry analysts such as IDC, The Yankee Group and Dataquest predict that corporate IT departments will spend between 50 and 65 cents of every dollar over the next five years on data storage products, as companies increase their requirements for data storage by 100 percent or more per year. Industry analyst Gartner estimates that purchases of storage components and services will grow from $20 billion in 2001 to $49 billion in 2004. Further, the investment bank CIBC predicts that storage spending will grow at twice the rate of total IT spending, while networked storage in turn will grow at twice the rate of the total storage market

        We design, deliver and manage sophisticated data storage solutions based on Storage Area Networks ("SAN") and Network Attached Storage ("NAS"). These are secondary, high-speed computer networks dedicated to backup and storage functions. SAN and NAS have been increasingly recognized as the promising new architecture that have the capability to solve many of the storage issues arising in today's open systems networks. These issues include:

°	Rising cost in server-based storage environments due to inefficient storage utilization and high maintenance costs
°	Increased isolation and resulting performance degradation of storage resulting from restrictive server-to-storage connectivity and incompatible storage protocols
°	Increased complexity in upgrading server and storage capacities
°	Requirements for comprehensive data security, protection and disaster recovery capabilities.

        By centralizing data storage functions, storage networks create a reservoir of data storage that can be shared by multiple servers and is accessible over long distances. Networked storage solutions permit large amounts of data to be shared, managed and accessed among diverse servers and storage systems running different computer operating systems or software applications. This increased manageability and superior performance are particularly important for applications that depend on transfer of high volumes of data, such as found in imaging, pharmaceutical development and complex financial analysis.

Our Clients

        While we have always sought to serve both federal government and commercial markets, until the recent acquisition of ITIS, our sales were highly concentrated in the federal government sector. By acquiring ITIS, with its East-coast commercial client base, we expect to achieve a more balanced mix of federal government and commercial business.

        Our federal government clients include agencies involved in national defense, law enforcement, and high performance government computing and government logistics. Included in our federal government business are sales directly to government end-users, as well as sales to prime contractors who provide various services to government end-users. During 2001, we were the largest reseller of StorageTek equipment to federal government end-users.

        While we do not restrict our commercial business to specified industries, we have developed a relatively greater number of clients in certain segments, including:

         °        computer and internet services                              °         financial services
         °         biotechnology and pharmaceuticals                    °         health care
         °         telecommunication                                                  °         entertainment

        These segments are in various states of maturity in their use of data storage technology.

        We have developed specific expertise in certain market segments and can provide solutions that are tailored to the needs of particular business environments. This approach led us to undertake the development and introduction of our integrated solution products, known sometimes generally as "storage appliances." These products address extraordinary data storage and management requirements not readily addressed by technologies and products available in conventional fashion. Our current development efforts include storage appliances and solutions for geospatial data storage and management, and for rich media data distribution and storage. We expect to continue our efforts to develop efficient, integrated storage solutions for additional market segments as we identify new opportunities.

        We employ a direct sales model, but rely heavily on cooperative selling with our technology partners, all of whom have sales personnel who are tasked to support channel partners such as SANZ. Our technology partners may provide opportunity leads for us to execute directly, or include us as part of a large system solution delivery project that they manage. In our own efforts, we often call upon our technology partners for direct support in the sales process, in the implementation process, or to provide lease financing for large projects.

        We operate from an engineering-centric business model. To support our ability to deliver complex technical solutions, we operate testing laboratories at our offices in Norwalk, CT and Castle Rock, CO. These are used to test proposed solutions, and to demonstrate those solutions to prospective clients.

        Significant Customers. In 2001, three customers accounted for 29%, 13% and 11%, of our total revenue. Two of those customers each accounted for 15% of total revenue in 2000.

SANZ Products and Services

        Our products can be broken into two distinct general categories, Custom Client Solutions and Integrated Product Solutions.

Custom Client Solutions

        We design and deliver custom solutions by working with our clients to understand both their current and projected data storage needs, and the business drivers that affect those needs. A critical element in our typical sales process is that of providing detailed support of the financial justification of a proposed solution using a conventional return on investment analysis and a separate “return on information management” analysis developed by ITIS.

        Our engineering staff designs a “best of breed” system to best meet the client’s business and technology needs, selects and acquires the hardware and software components from our technology suppliers, performs interoperability testing as required, and finally coordinates installation of the system at the client’s facility. We augment our own engineering resources by engaging our vendors’ engineers to perform installations or other tasks on a case-by-case basis. We have developed our product and service offerings specifically to be able to engage a client at any point in the evolution of their storage requirements, and to continue to provide solutions as the client's needs change in scope.

Integrated Product Solutions

        As a logical extension of our custom client solution business and vertical market focus, we have invested in designing integrated solutions to address identified niche market opportunities. As we work with many clients in a particular industry and determine common requirements, our product development staff looks for opportunities to address those common requirements with a standard design or configuration. For some industries, a relatively simple storage appliance can address these requirements. For others, the solution includes a more complex package of services, such as our EarthWhereTM and SANZstreamTM solutions, described below. During 2001, we discontinued our efforts to develop a related product, SANZGuard, after we reassessed the forecasted development cost versus the potential market interest.

EarthWhereTM (formerly GEMS) is a system that allows geospatial data (digital images of the earth's surface captured by satellite or aerial observation) to be stored and managed from any location. Applications for this product range from defense surveillance to the business community to city planning functions. EarthWhereTM is designed to provide a broad range of potential users with low cost easy access to the massive amounts of available digital mapping information. With recent enhancements, we now can offer EarthWhereTM in a wider variety of configurations, based on features rather than capacity. Customers may purchase enhanced options, such as a disaster recovery and fault tolerant disks or an integrated third party image processing application, as part of the original system, or add these features later.

SANZstreamTM is a centralized storage and content distribution system designed to address the particular needs of handling digital rich media content. Digital media files are large and present particular content storage and distribution requirements in an on-demand environment. Since the market for on-demand video products for entertainment and other products utilizing centralized video distribution generally are new and largely undeveloped, we expect only gradual growth over the next 24 months, and have adjusted our marketing efforts accordingly.

Our Technology Partners

        SANZ is an independent storage solution provider, not under common ownership with manufacturers of products used in our networked storage solutions. We build and manage our best of breed solutions by integrating product offerings from our technology product suppliers. Current key suppliers include:

         °        StorageTek                           °    Hitachi Data Systems              °    Sun Microsystems
         °        Veritas                                   °    LSI Logic                                   °   Brocade

        We believe we have strong relationships with these product suppliers. SANZ holds federal government General Supply Administration schedules for many of these products, which gives us a distinct advantage in working with our government clientele. In some cases, our technology partners engage us for the expertise we bring to a technology team, in particular in heterogeneous technology environments, where individual manufacturers lack the skills necessary to work with all the full range of software and hardware components presenting a sophisticated solution.

Competition

        The rapidly evolving and highly competitive market for data storage is served by many manufacturers, value added resellers, storage solution providers, and storage service providers.

        Major computer system firms all offer storage devices along with their server, workstation and desktop computer systems. To some extent, our products compete with those systems.

        We face more direct competition from manufacturers specializing in storage technology products. These include Dothill, EMC, Exabyte, Hitachi Data Systems, LSI Logic, MTI Technology, nStor, OnStream, Spectralogic, StorageTek, Storcase, Ultera and Veritas. Some product companies address the market with a direct sales model, some employ a channel partner-only strategy, and some use a hybrid strategy that includes both.

        A number of these competitors also are key technology suppliers of SANZ. Those that are not provide competition in our accounts and markets. In some cases, in large legacy accounts of our technology partners, we will face competition directly from those suppliers. A large number of private company value added resellers serve as sales and distribution outlets for the manufacturers listed above, while many of these offer only component sales and distribution. We sometimes compete with these companies at the user client level. At times, we face competition from other resellers offering the same or similar equipment from the same technology partners. In general, these competitors are regional.

        We compete with Companies that characterize themselves as storage solution providers, such as Bell Microsystems, Cranel, Datalink, Stornet and Alanco. Some of these, such as Bell Microsystems, are large component resellers who are just moving into the market for complete solution delivery. Others, such as Datalink, have applied the solution sale model for a longer time.

Employees

        As of December 31, 2001, we employed 61 people (including those employed by ITIS, which was acquired as of that date), all but one in full-time positions. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are good.

Item 2. Description of Property

        SANZ occupies 6,725 square feet of office and lab space in Castle Rock, Colorado. The lease for the Castle Rock facility expires on May 31, 2004. The monthly rent under this lease is $9,578 plus the costs of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities.

        We also lease office space for the following regional offices:

        Office Location                          Lease Expiration                 Monthly Rent                  Square Footage

        Boston, MA                                   May 30, 2003                         $1,526                                    787
        Colorado Springs, CO                   May 31, 2002                         $   724                                  1250
        Norwalk, CT                                   June 30, 2002                          $5,833                                  5000
        Phoenix, AZ                                   October 15, 2005                    $3,148                                  1757

        We acquired our Norwalk and Boston offices through the December 2001 acquisition of ITIS. During 2001, we closed our regional offices in Englewood, Colorado, Boulder, Colorado and Austin, Texas. We will continue to pay rent for the Boulder and Austin offices through July 2003, and have accrued the obligation for the life of the lease. The lease for a previously closed ITIS office in Orlando, FL continues until January 2006, and we have accrued the obligation for the time estimated to sublease this office. Unless these three offices are subleased or the lease terminated, we will remain obligated to make lease payments, currently totaling $11,388 per month.

        We believe that our properties, equipment, fixtures and other assets are adequately insured against loss, that suitable alternative facilities are readily available if the lease agreements described above are not renewed, and that our existing facilities are adequate to meet current requirements.

Item 3 Legal Proceedings

        As described below, we recently concluded two legal matters for which we previously had recorded reserves.

3Si. In May 1999, we filed a lawsuit against 3Si Holdings, Inc. (“3Si”), seeking payment of unpaid invoices in the approximate amount of $2,000,000. 3Si initially agreed to settle the lawsuit and pledged certain shares of 3Si common stock to secure that settlement. 3Si subsequently filed a new lawsuit seeking to set aside the original settlement and, in addition, seeking substantial additional damages against SANZ, our operating subsidiary Storage Area Networks, Inc., the founders of Storage Area Networks, and certain other individuals not associated with SANZ.

        Over time, we determined that our prospects for recovery were declining. The 3Si shares pledged to us as security were decreasing in price, and we continued to write down their value on our books. In December 2001 SANZ, 3Si and most of the other parties to the lawsuit entered into a global settlement agreement, providing for (among other things) mutual releases, without payment, between SANZ and 3Si, SANZ’s forgiveness of the account receivable from 3Si and the associated release of the pledge on the shares of 3Si common stock securing the original settlement, and the surrender to SANZ of a total of 170,000 shares of SANZ common stock by L.W. Buxton and Warren Smith, the founders of Storage Area Networks, Inc.

XS Data. SANZ initiated legal action against XS Data Solutions, Inc. in April 2001 in an attempt to collect a $2,000,000 account receivable generated in 2000. XS Data Solutions was still in start-up mode, had no revenue, had no cash resources and had not been successful in several attempts to arrange additional financing. During the course of litigation, we determined that XS Data’s limited resources made full recovery unlikely. Late in the year, XS Data located a buyer for its business. A condition to the purchase was settlement of our lawsuit. We agreed to settle, and have been paid $50,000 in cash and a $250,000 non interest-bearing note, payable quarterly over three years and secured by the equipment we initially sold to XS Data.

Item 4. Submission of Matters to a Vote of Security Holders

2001 Annual Meeting

        At our Annual Meeting of Shareholders, held on October 29, 2001, all of the proposals submitted by the Board of Directors were approved.

        99% of the votes cast voted in favor of electing management’s nominees for directors, Robert K. Brooks, William R. Hipp, and John Jenkins, and ratifying the appointment of Grant Thornton LLP as our auditors.

        A proposal to amend our Articles of Incorporation to reduce the vote necessary for shareholder approval of certain transactions and of future Amendments to the Articles of Incorporation from two-thirds to a majority of outstanding shares was approved by 71% of our outstanding shares.

        Shareholders approved increasing our authorized common stock from 25,000,000 shares to 75,000,000 shares, with 84% of the outstanding shares voting in favor.

        Holders of 84% of the outstanding shares approved amending our Articles of Incorporation to limit the monetary liability of directors in certain circumstances, and to require the company to indemnify its directors, officers, employees and agents to the fullest extent permitted by law.

Date Change for 2002 Annual Meeting - Submission of Shareholder Proposals

        The date for our 2002 annual meeting of shareholders, previously scheduled for October 2002, has been changed to June 5, 2002. Shareholder proposals must be received no later May 6, 2002 to be presented at the meeting, and must be received no later than April 16, 2002 to be considered for inclusion in our proxy statement. Shareholder proposals must be submitted to us in writing at: SAN Holdings, Inc., Attention - Corporate Secretary, 900 W. Castleton Road, Suite 100, Castle Rock, Colorado 80104.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

        Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “SANZ.” The following table shows the high and low bid quotations for our common stock in 2001 and 2000. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The trading market in our securities may at times be moderately illiquid due to low volume.

                                            Common Stock
                                     $ High             $ Low

          2001
          First Quarter               1.50               0.80
          Second Quarter              1.62               0.80
          Third Quarter               1.19               0.77
          Fourth Quarter              1.14               0.78

          2000
          First Quarter              19.75              18.75
          Second Quarter             10.00              10.00
          Third Quarter              4.625              4.625
          Fourth Quarter             1.375              1.125

        On March 14, 2002, the last reported sale price for our common stock was $0.84.

Holders

        As of March 14, 2002, there were 37,022,624 SANZ shares outstanding, held of record by 364 registered holders. Registered holders include brokerage firms and clearinghouses holding our shares for their clientele, with each brokerage firm and clearinghouse considered as one holder.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for the operation and development of our business, and do not intend to pay any dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In applying our accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties . As you might expect, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

We periodically review the carrying value of our goodwill and other intangible assets when events and circumstances warrant such a review. One of the methods used for this review is performed using estimates of future cash flows. If the carrying value of our goodwill or other intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or other intangible assets exceeds its fair value. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of such cash flows and fair value, however, could affect the calculation. It is at least reasonably possible that the estimates we use to evaluate the realizability of goodwill will be materially different from actual amounts or results.

Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of our company. We do not suggest that other general risk factors, such as those discussed elsewhere in this report, could not adversely impact our consolidated financial position, results of operations or cash flows.

General

SANZ’ current business operations commenced in 2000 through the combination of three private companies, CoComp, ValueTech and Storage Area Networks, with a public company, Citadel Environmental Group, Inc. In October 2001, we acquired operating assets of ECOSoftware Systems, Inc., and effective December 31, 2001, we acquired ITIS Services, Inc., a data storage company operating out of Norwalk, CT.

The consolidated financial statements discussed below include the accounts of Storage Area Networks, Inc. for all periods presented, plus subsidiaries from the dates of their acquisition by SANZ. ITIS Services was acquired as of December 31, 2001, and its’ results of operations are not reflected in these financial statements. All significant intercompany balances have been eliminated.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Sales. SANZ’s sales increased by $2.8 million, or 16%, during the year ended December 31, 2001, from $18.3 million for the year ended December 31, 2000. The increased sales were primarily in the federal sector, due to heightened demand for data storage, and back-up/restore functionality.

Gross Margin. Gross margin for the year ended December 31, 2001 was 15%, compared to a gross margin of 25% for the year ended December 31,2000. The gross margin for 2000 included a credit related to the settlement of a disputed payable. Excluding this credit, the gross margin would have been 22%. The decrease in margin was caused by a change in the revenue mix from a more balanced mix of commercial and governmental sales in 2000, to a concentration of governmental sales in 2001. During 2002, we anticipate that revenue contribution from federal markets will be reduced on a percentage basis due to increased sales into the commercial markets as economic conditions improve and as we reflect the addition of commercial revenue generated from the ITIS acquisition.

Selling, General and Administrative. Selling, general and administrative expenses increased by $1.2 million during 2001. Selling expenses increased due to increased staffing necessary to support growth of our commercial business and costs associated with the marketing of our new integrated solution products, EarthWhereTM and SANZstreamTM. Engineering costs increased significantly as a result of the development effort associated with those integrated solutions and the need to expand technical resources to support new vendor technologies critical to our growth efforts. During 2000, SANZ recorded $500,000 compensation expense in conjunction with the termination of an executive employment contract. During 2001, no comparable cost was incurred.

During 2000 and 2001, we filed litigation to collect accounts receivable from two customers. In December 2001, we entered into binding settlements of these disputes due to the declining value of these assets and the increasing demands on management’s time. During the year ended December 31, 2001, we recorded an additional charge of $1.4 million to write-off certain receivables and investment securities in connection with these settlements.

Interest Expense. During 2001, interest expense decreased by $43,000. This decrease is primarily due to the reduction in interest associated with the decrease in outstanding debt.

Liquidity and Capital Resources

SANZ’s cash position increased by $5 million during 2001. At December 31, 2001, the Company had $5.3 million in cash and cash equivalents compared to $300,000 at December 31, 2000.

For the year ended December 31, 2001, our continuing operating activities generated $1.2 million of cash compared to $5 million of cash used during the prior year. This increase primarily is due to an increase in accounts payable offset by the increase in net loss.

Cash used in investing decreased from $3.3 million in the prior year to $106,000 in the current year. This decrease primarily is the result of acquisitions in the prior year.

Cash provided by financing was $5.8 million in 2000, compared to $3.9 million in 2001, due to a decrease in debt payments and decreased proceeds from the sale of equity partially offset by a reduction in debt payments.

During May 2001, SANZ finalized a $2.5 million line of credit agreement with Wells Fargo Business Credit, Inc. As of December 31, 2001, we had not drawn any funds against this line of credit. As of March 14, 2002, we had drawn $720, 600 against this line of credit for working capital needs. Following year-end, we closed a private offering of units, at $6,800 per unit, that raised798,456, net of fees. Each unit consisted of 10,000 shares and a five- year warrant to purchase 2,000 shares at $.85 per share. A total of 1,415,694 shares and 600,196 warrants, including those issued as placement agent compensation, were issued in this offering. Current working capital, coupled with this recent private placement and the line of credit, should finance operations for 2002. However, we may need to raise additional funds due to current economic conditions and the unpredictable nature of the market. We continue to maintain relationships that could provide sources of equity and/or debt in case such a need should arise.

Capital Expenditures

During the year ended December 31, 2001, we purchased $417,000 of property and equipment for cash. We anticipate a comparable level of spending on capital expenditures during 2002.

Seasonality

Historically, we have not experienced seasonality in our business, although our revenue is subject to fluctuation due to government and commercial purchasing cycles. See “Investment Considerations,” below.

Effect of New Accounting Pronouncements

In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combination initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company’s financial position or results of operations.

In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which clarifies the accounting for impairments to purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company expects that the adoption of SFAS 142 will decrease annual operating expenses by approximately $300,000. The Company adopted SFAS 142 on January 1, 2002.

In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 144 to have a material effect on the Company’s financial position or results of operations.

Investment Considerations

In addition to the other information in this Annual Report, the following factors should be considered in evaluating our business and financial condition. We believe the risks and uncertainties described below may materially affect SANZ. There also could be additional risks and uncertainties, that we are unaware of or that we currently deem immaterial, which may become important factors that affect our financial condition or results.

We may not be successful in growing our business quickly enough to support the investment we are making in infrastructure and technical resources.

We continue to expand our engineering staff and sales force and improve our infrastructure, both through internal growth and our recent acquisitions, to support both expanded selling and project execution elements necessary for our growth objectives. If we fail to achieve revenue and gross margin growth to cover this increased overhead, our progress to breakeven and profitable operations will be delayed.

Our ability to grow our business depends on others.

Our ability to grow our business depends in part on certain actions taken by others. For example, our technology partners could change their marketing strategies and de-emphasize their use of marketing partners such as SANZ. In addition, our technology partners have imposed minimum number and training requirements for engineering and sales staff. While we currently meet these requirements, if we lose any engineers or salespeople due to turnover or if we are unable to hire and train a sufficient number of engineers or salespeople, we could lose business generated through these partners.

We must effectively integrate ITIS with SANZ and recognize expected synergies.

Acquisitions entail a number of risks, including: problems integrating the acquired operations’ technologies or products with our existing business and products; diversion of management's time and attention from our core business; and difficulties in retaining business relationships with suppliers and customers of the acquired company. Achieving the anticipated benefits of the ITIS acquisition will depend in part upon whether we are able to effectively integrate the businesses. Even if we are able to integrate ITIS’s operations and economic conditions remain stable, there can be no assurance that the anticipated synergies will be achieved.

There will be risks associated with introducing new products.

We have recently completed development of two new products, EarthWhereTM and SANZstreamTM. Both have been introduced but neither has yet generated any sales. We will continue to evaluate opportunities to develop other integrated product solutions. Market acceptance of new products may be slow or less than we expect; SANZstreamTM in particular addresses an as-yet undeveloped market segment. The products also may not perform in a manner that is required by the market, or our competitors may be more effective in reaching the market segments we are targeting with these products. Slow market acceptance of these products will adversely affect our financial results.

Due to our limited operating history and the uncertain acceptance of our new products, we may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

The Company's limited operating experience, our recent and significant increase in size through the acquisition of ITIS, and other factors beyond our control reduce our ability to accurately forecast our quarterly and annual revenue. If our revenue does not increase as anticipated, significant losses could result due to expense levels that were established in anticipation of that revenue growth.

We have experienced and expect to continue to experience significant period-to-period fluctuations in our revenue and operating results.

A number of factors may particularly contribute to fluctuations in our revenue and operating results, including: the timing of orders from, and product integration by, our customers, and the tendency of these customers to change their order requirements frequently with little or no advance notice to us; deferrals of customer orders in anticipation of new products, services, or product enhancements from us or our competitors or from other providers of storage networking products; and the rate at which new markets emerge for products we are currently developing.

Our business is dependent on a market that is new and unpredictable.

Storage area networks, or SANs, were introduced in 1997. As a result, the market for SANs and related products has only recently begun to develop and is rapidly evolving. Because this market is new, it is difficult to predict its potential size or future growth rate. If this market does not develop and expand as we anticipate, our business will suffer.

28.8 million, or 75%, of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

These restricted shares were issued to acquire ITIS, and sold to raise capital. If they are not sooner included in a registration statement for public sale, 8.8 million of these shares would become available for resale in the public market, pursuant to Rule 144, on June 30, 2002. We also are registering shares underlying outstanding warrants that become exercisable on April 30, 2002. The warrants were issued in private placements. There are 3,240,021 shares underlying warrants exercisable at $.625 per share, and 2,199,637 shares underlying warrants exercisable at $1.25 per share.

As a condition of the acquisition, we agreed to register the shares we issued to ITIS shareholders for public sale as soon as possible following our filing of this Form 10-KSB. We also agreed to include the other privately issued shares in any registration statement that we file, and will include them in the ITIS shareholder registration statement. These restricted shares could be sold publicly on the date the registration statement becomes effective, even if that date is earlier than the Rule 144 sale date shown below. As a condition to the ITIS acquisition, however, holders of approximately 4,068,507 shares issued in the acquisition agreed not to sell those shares until various dates in the third and fourth quarters of 2002, except under limited exceptions, even if the registration statement becomes effective prior to those dates. As restrictions on resale end, the market price for our common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

                        % of total    Date of availability for resale into public
 Number of shares       outstanding              market under Rule 144
     8,842,476              23%                         June 30, 2002
    18,511,262              48%                     December 19, 2002
     1,415,694               4%                        March 25, 2003

We may require additional capital to fund our business.

We executed a $2.5 million bank line of credit on May 31, 2001, and began drawing on this line early in 2002. We also recently raised approximately $1.0 million of additional equity capital in a private placement. Our current working capital, coupled with the recent private placement and the line of credit, should finance operations for 2002. However, we may need to raise additional funds due to current economic conditions and the unpredictable nature of the market. We continue to maintain relationships that could provide sources of equity and/or debt in case such a need should arise. However, there is no assurance funding will be available on favorable terms or in an amount sufficient to fund our expanded business plan as quickly as we have projected. If equity capital were raised, the issuance of those shares would also be dilutive to the ownership interests of all other stockholders.

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

Item 5. Financial Statements.

Required financial statements immediately follow this page, and are listed below.

     Report  of Independent Certified Public Accountants                        F-1

     Report  of Independent Certified Public Accountants                        F-2

     Consolidated Balance Sheets, December 31, 2000 and 2001                    F-3

     Consolidated Statements of Operations for the Years Ended
               December 31, 2000 and 2001                                       F-5

     Consolidated Statements of Stockholders' Equity for the Years Ended
          Ended December 31, 2000 and 2001                                      F-6

     Consolidated Statements of Cash Flows for the Years Ended                  F-7
          December 31, 2000 and 2001

     Notes to Consolidated Financial Statements                                 F-9

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There are no changes or disagreements required to be reported under this Item 8.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
SAN Holdings, Inc.

We have audited the accompanying consolidated balance sheet of SAN Holdings, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SAN Holdings, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado
March 19, 2002                                                                                                   CAUSEY DEMGEN & MOORE INC.

Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
SAN Holdings, Inc.

We have audited the accompanying consolidated balance sheet of SAN Holdings, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SAN Holdings, Inc. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

February 12, 2002
Dallas, Texas                                                                                                                   /s/ GRANT THORNTON LLP

SAN Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

December 31,

                      ASSETS                                            2001          2000
                                                                        ----          ----

CURRENT ASSETS
    Cash and cash equivalents ...................................   $ 5,320,721   $   282,932
    Certificate of deposit ......................................          --         497,093
    Accounts receivable, less allowance for doubtful accounts
       of $212,750 in 2001 and $1,339,942 in 2000 ...............     6,397,915     4,116,064
    Other receivables ...........................................       265,635        61,836
    Inventory, less valuation allowance of $100,527 in 2001 .....     2,893,154        83,402
    Prepaid expenses ............................................       153,646        51,481
    Investment securities - available for sale ..................          --         654,419
                                                                    -----------   -----------
                  Total current assets ..........................    15,031,071     5,747,227

PROPERTY AND EQUIPMENT AT COST
    Furniture and fixtures ......................................       939,700       407,521
    Leasehold improvements ......................................        43,329         2,491
    Computer equipment and software .............................       559,975       241,101
    Demonstration equipment .....................................       122,328          --
                                                                    -----------   -----------
                                                                      1,665,332       651,113
    Less accumulated depreciation and amortization ..............       319,483        85,668
                                                                    -----------   -----------
                                                                      1,345,849       565,445

OTHER ASSETS
    Goodwill, net of accumulated amortization of
       $384,407 in 2001 and $152,223 in 2000 ....................    18,704,447     2,755,589
    Other .......................................................       670,919       286,082
                                                                    -----------   -----------
                                                                     19,375,366     3,041,671
                                                                    -----------   -----------
                                                                    $35,752,286   $ 9,354,343
                                                                    ===========   ===========

SAN Holdings, Inc.

CONSOLIDATED BALANCE SHEETS - CONTINUED

December 31,

            LIABILITIES                                                   2001            2000
                                                                          ----            ----

CURRENT LIABILITIES
    Accounts payable .............................................   $ 10,907,003    $  1,815,145
    Accrued expenses .............................................      2,694,910         724,105
    Accrued expenses - related parties ...........................           --           532,359
    Deferred revenue .............................................      2,123,269         164,698
    Current maturities of long-term debt .........................        200,349         757,480
                                                                     ------------    ------------
                  Total current liabilities ......................     15,925,531       3,993,787

LONG-TERM OBLIGATIONS, less current maturities
    Long-term debt- ..............................................           --           213,915

COMMITMENTS AND CONTINGENCIES ....................................           --              --

STOCKHOLDERS' EQUITY
    Preferred stock, no par value; 10,000,000 shares authorized;
       none issued and outstanding ...............................           --              --
    Common stock, no par value; 75,000,000 shares authorized;
       issued and outstanding, 37,022,624 shares in 2001 and
       9,300,874 shares in 2000 ..................................     30,957,815       9,888,902
    Accumulated deficit ..........................................    (11,131,060)     (4,742,261)
                                                                     ------------    ------------
                  Total stockholders' equity .....................     19,826,755       5,146,641
                                                                     ------------    ------------
                                                                     $ 35,752,286    $  9,354,343
                                                                     ============    ============

The accompanying notes are an integral part of these statements.

SAN Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

                                                                          2001            2000
                                                                          ----            ----

Revenues .........................................................   $ 21,155,765    $ 18,310,413

Cost of revenues .................................................     18,003,467      13,708,020
                                                                     ------------    ------------
                  Gross profit ...................................      3,152,298       4,602,393

General and administrative expenses ..............................      7,501,891       6,284,980
Impairment of receivables and securities .........................           --         2,605,763
Litigation settlement ............................................      1,384,419            --
Depreciation and amortization ....................................        613,593         400,960
                                                                     ------------    ------------
                                                                        9,499,903       9,291,703
                                                                     ------------    ------------
                  Loss from operations ...........................     (6,347,605)     (4,689,310)

Other income (expense)
    Interest expense .............................................        (97,471)       (140,940)
    Interest income ..............................................         43,550          85,211
    Other income .................................................         29,286            --
    Other expenses ...............................................        (16,559)           --
                                                                     ------------    ------------
                                                                          (41,194)        (55,729)
                                                                     ------------    ------------

                  Loss before income taxes .......................     (6,388,799)     (4,745,039)

Income tax expense ...............................................           --            60,000
                                                                     ------------    ------------
                  NET LOSS .......................................   $ (6,388,799)   $ (4,805,039)
                                                                     ============    ============
Loss per common share - basic and diluted ........................   $      (0.45)   $      (0.63)
                                                                     ============    ============
Weighted average common shares outstanding - basic and diluted ...     14,340,594       7,686,000
                                                                     ============    ============

The accompanying notes are an integral part of these statements.

SAN Holdings, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2001 and 200

                                                    Preferred stock             Common
                                                 --------------------            stock
                                                 Shares         Amount           Shares
                                                 ------         ------           ------
Balances at January 1, 2000 .............      1,684,400    $  2,394,985       3,800,000

Recapitalization - Note B ...............           --              --           986,511

Acquisitions of businesses ..............           --              --           232,638

Issuance of Series AA preferred stock ...      1,134,526       1,530,291            --

Issuance of Series AAA preferred stock ..        363,734         898,350            --

Sale of common stock ....................           --              --           170,667

Exercise of stock warrants ..............           --              --           928,398

Conversion of Series AA and Series
    AAA preferred stock to common .......     (3,182,660)     (4,823,626)      3,182,660

Net loss ................................           --              --              --
                                            ------------    ------------    ------------
Balances at December 31, 2000 ...........           --              --         9,300,874

Sale of common stock, net of
    placement costs of $699,167 .........           --              --         8,960,488

Issuance of stock warrants ..............           --              --              --

Acquisitions of businesses ..............           --              --        18,761,262

Net loss ................................           --              --              --
                                            ------------    ------------    ------------
Balances at December 31, 2001 ...........           --      $       --        37,022,624
                                            ============    ============    ============

                                                                Retained
                                                 Common         earnings
                                                 Stock        (accumulated
                                                 Amount          deficit)        Total
                                                 ------        -----------       -----
Balances at January 1, 2000 .............   $    364,505    $     62,778    $  2,822,268

Recapitalization - Note B ...............        (18,337)           --           (18,337)

Acquisitions of businesses ..............        656,457            --           656,457

Issuance of Series AA preferred stock ...           --              --         1,530,291

Issuance of Series AAA preferred stock ..           --              --           898,350

Sale of common stock ....................        515,001            --           515,001

Exercise of stock warrants ..............      3,547,650            --         3,547,650

Conversion of Series AA and Series
    AAA preferred stock to common .......      4,823,626            --              --

Net loss ................................           --        (4,805,039)     (4,805,039)
                                            ------------    ------------    ------------
Balances at December 31, 2000 ...........      9,888,902      (4,742,261)      5,146,641

Sale of common stock, net of
    placement costs of $699,167 .........      4,848,115            --         4,848,115

Issuance of stock warrants ..............        170,500            --           170,500

Acquisitions of businesses ..............     16,050,298            --        16,050,298

Net loss ................................           --        (6,388,799)     (6,388,799)
                                            ------------    ------------    ------------
Balances at December 31, 2001 ...........   $ 30,957,815    $(11,131,060)   $ 19,826,755
                                            ============    ============    ============

The accompanying notes are an integral part of these statements.

SAN Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

                                                                                     2001          2000
                                                                                     ----          ----
Cash flows from operating activities:
    Net loss ................................................................    $(6,388,799)  $(4,805,039)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities
          Depreciation and amortization .....................................        613,593       400,960
          Impairment of receivables and securities ..........................           --       2,605,763
          Litigation settlement .............................................      1,384,419          --
          Operating expenses paid in common stock warrants ..................        119,500          --
          Deferred income taxes .............................................           --          60,000
          Changes in operating assets and liabilities, net of acquisitions
              Accounts receivable ...........................................     (2,172,421)     (913,977)
              Other receivables .............................................        (15,635)         --
              Inventory .....................................................     (1,997,186)       71,580
              Prepaid expenses ..............................................        (45,157)       22,830
              Accounts payable ..............................................      7,091,410    (3,006,563)
              Income taxes payable ..........................................           --         (85,253)
              Accrued expenses ..............................................        670,067       462,839
              Deferred revenue ..............................................      1,958,571       164,698
                                                                                 -----------   -----------
                  Net cash provided by (used in) operating activities .......      1,218,362    (5,022,162)

Cash flows from investing activities
    Acquisitions of businesses, net of cash acquired ........................         49,700    (2,115,729)
    Purchase of certificate of deposit ......................................           --      (1,000,000)
    Maturity of certificate of deposit and investment securities ............      1,151,512       502,907
    Notes receivable ........................................................       (188,164)      (61,836)
    Purchase of property and equipment ......................................       (417,212)     (564,784)
    Purchase of other assets ................................................       (150,000)         --
    Deposits ................................................................         26,082       (24,082)
    Preacquisition advance to ITIS, Inc. ....................................       (577,600)         --
                                                                                 -----------   -----------
                  Net cash used in investing activities .....................       (105,682)   (3,263,524)

The accompanying notes are an integral part of these statements.

SAN Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

For the years ended December 31,

                                                                                  2001             2000
                                                                                  ----             ----
Cash flows from financing activities
    Proceeds from issuance of common stock and warrants ..................   $  4,848,115    $  6,491,292
    Proceeds from short-term borrowings ..................................           --         1,025,000
    Payments on notes payable ............................................       (851,046)     (1,736,844)
    Loan origination fees paid ...........................................        (71,960)           --
                                                                             ------------    ------------
                  Net cash provided by financing activities ..............      3,925,109       5,779,448
                                                                             ------------    ------------
                  Net increase (decrease) in cash and cash equivalents ...      5,037,789      (2,506,238)

Cash and cash equivalents at beginning of year ...........................        282,932       2,789,170
                                                                             ------------    ------------
Cash and cash equivalents at end of year .................................   $  5,320,721    $    282,932
                                                                             ============    ============
Supplemental disclosure of cash flow information:
 Cash paid during period for:
       Interest ..........................................................   $     97,471    $    118,190
       Income taxes ......................................................   $       --      $       --

Supplemental disclosure of non-cash investing and financing activities
    Acquisitions of businesses
       Assets acquired ...................................................   $ 19,427,026    $  4,810,895
       Notes payable issued ..............................................           --          (951,000)
       Cash received (paid), net of cash acquired ........................         49,700      (2,115,729)
       Common stock issued ...............................................    (16,050,298)       (638,120)
                                                                             ------------    ------------
       Liabilities assumed ...............................................   $  3,426,428    $  1,106,046
                                                                             ============    ============

The accompanying notes are an integral part of these statements.

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SAN Holdings, Inc. (the Company), a Colorado corporation, was formed on July 1, 1983. The Company operates a single business segment, which sells and installs computer data storage devices throughout the United States.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

               Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

               Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

               Inventory

Inventories are stated at the lower of cost or market, with cost determined principally by the first-in, first-out method.

               Property and equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of five to seven years or for leasehold improvements, the lesser of the life of the lease improvements.

               Intangible assets

Purchased software and licenses are stated at cost, net of accumulated amortization. Amortization is provided using the straight-line method over fifty months, the period estimated by management to be benefited. Goodwill is the excess of the purchase price over the fair value of tangible net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized on the straight-line method over 5 to 15 years.

               Impairment of long-lived assets

The Company evaluates the carrying value of long-lived assets, including goodwill, whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the asset’s fair market value.

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

               Financial Instruments

The fair values of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, investments and long-term debt approximate their carrying values.

               Revenue Recognition

The Company’s revenue is derived primarily from two sources: (i) resale and installation of computer hardware and software, and (ii) service revenue, derived primarily from providing consulting services to end users.

Revenue from resale and installation of computer hardware and software is recognized upon completion of delivery and service obligations, provided that no uncertainties regarding customer acceptance exist. Service revenue is recognized as the related services are performed.

               Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company evaluates the realizibility of goodwill based on management’s best estimates of future cash flows from operations. However, the Company participates in a highly competitive industry that is characterized by aggressive pricing practices, and price sensitivity and changing demands of customers. As a result, it is at least reasonably possible that the estimates used by the Company to evaluate the realizibility of goodwill will be materially different from actual amounts or results.

These differences could result in the impairment of all or a portion of the Company’s goodwill, which could have a materially adverse effect on the Company’s results of operations and financial position.

               Stock-Based Compensation

The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the exercise prices.

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

               Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the years ended December 31, 2001 and 2000, all potential common shares were anti-dilutive.

               Recent Account Pronouncements

In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addressed the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company’s financial position, results of operations or cash flows.

In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which clarifies the accounting for impairments to purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinitive lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company expects that the adoption of SFAS 142 will decrease annual operating expenses by approximately $300,000. The Company adopted SFAS 142 on January 1, 2002.

In August 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 144 to have a material effect on the Company’s financial position or result of operations.

               Reclassifications

Certain reclassifications were made to the 2000 financial statements to conform to the current year presentation.

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2001 and 2000

NOTE B-– RECAPITALIZATION

In January 2000, Citadel Environmental Group, Inc. (the Registrant) acquired all of the outstanding capital stock of Storage Area Networks, Inc. (SAN). The Registrant changed its name to SAN Holdings, Inc. The acquisition resulted in approximately 79% of the outstanding common stock of the Registrant being owned by the former SAN shareholders. The Registrant issued 3,800,000 shares of Series BB convertible preferred stock to the SAN shareholders. These preferred shares were converted into 3,800,000 shares of common stock in March 2000.

For accounting purposes, the transaction is deemed to be a reverse acquisition and recapitalization of SAN based upon historical costs. Accordingly, the capital accounts have been restated at January 1, 2000 to give effect to the recapitalization.

The capital accounts have also been adjusted to reflect (1) the 666,511 shares of the Registrant outstanding at the date of the transaction; (2) 320,000 shares issued as a finder’s fee; and (3) the net liabilities of the Registrant of $18,337 at the date of the transaction.

NOTE C - CREDIT RISK AND CONCENTRATIONS

The Company provides credit in the normal course of business to customers throughout the United States. The Company currently performs ongoing credit evaluations of its customers. For the year ended December 31, 2001, three customers accounted for 29%, 13% and 11% of the Company’s revenues. For the year ended December 31, 2000, two customers accounted for 15% each of the Company’s revenues.

NOTE D - ACQUISITIONS OF BUSINESSES

On January 21, 2000, in exchange for approximately $1,800,000 in cash, $951,000 in promissory notes and 88,888 shares of the Company’s common stock valued at $153,332, the Company acquired all the outstanding stock of Co Comp, Inc., a provider of data storage systems and services based in Colorado. In connection with this transaction, the Company recorded goodwill of $2,110,587.

On June 27, 2000, the Company acquired Value Technologies, Inc. for $130,000 in cash and 143,750 shares of common stock valued at $503,125. In connection with this transaction, the Company recorded goodwill of $797,225.

In October 2001, the Company acquired certain assets of ECOSoftware Systems in exchange for $150,000, a note payable in the amount of $80,000 and 250,000 shares of the Company’s common stock valued at $200,000. The Company recorded goodwill of approximately $500,000 on this acquisition which was accounted for using the purchase method of accounting.

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2001 and 2000

NOTE D - ACQUISITIONS OF BUSINESSES - Continued

Effective December 31, 2001, the Company acquired all of the outstanding stock of ITIS Services, Inc. (ITIS) in exchange for 18,511,262 shares of the Company’s common stock valued at $13,883,446, options to acquire 3,315,050 shares of the Company’s common stock valued at $1,966,852, and approximately $500,000 of acquisition costs. ITIS sells and installs computer data storage devices throughout the eastern United States. The Company recorded goodwill of approximately $15,000,000 in connection with the ITIS acquisition which was accounted for using the purchase method of accounting.

The operating results of the acquired businesses have been included in the consolidated statements of operations from the dates of acquisition. The following unaudited pro forma information presents summary consolidated results of operations of the Company, as if the acquisitions had occurred at the beginning of each period presented.

                                            Year ended December 31,
                                              2001           2000
                                              ----           ----

         Revenues                        $ 30,461,306   $ 22,952,333
         Net loss                        $ (9,027,599)  $ (5,584,016)
         Loss per share                         $(.28)         $(.21)
These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

NOTE E - LONG TERM DEBT

Long-term debt consists of the following:
                                                                              December 31,
                                                                             2001       2000
                                                                             ----       ----
   Note payable to a bank, due in monthly installments of $86,500, including interest at 6.9%, secured by a certificate of deposit;
      paid in March 2001.                                                 $   --     $ 257,480

   Non-interest bearing notes payable to former shareholders of CoComp,
      Inc.; principal payments of $100,000 in January 2001, $50,000 in
      March 2001 and $40,000 per month thereafter with any remaining
      amounts due in May 2002.                                              160,349    713,915

   Other                                                                     40,000       --
                                                                           --------   --------
                                                                            200,349    971,395
   Less current maturities                                                  200,349    757,480
                                                                           --------   --------
                                                                          $   --     $ 213,915
                                                                           ========   ========

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2001 and 2000

NOTE F - LINE OF CREDIT

The Company has a revolving credit facility (the Facility) which permits the Company to borrow up to $2.5 million, subject to availability under its borrowing base. At December 31, 2001, no amounts were outstanding. The Facility bears interest at prime plus 3% (8% at December 31, 2001), expires in May 2004 and requires the maintenance of certain financial covenants. The facility is secured by certain assets of a subsidiary of the Company.

NOTE G - INCOME TAXES

Following is a reconciliation of income tax expense at the statutory federal income tax rate of 34% to the actual income tax expense:
                                                     2001           2000
                                                     ----           ----

  Income tax benefit at statutory rate          $ (2,172,188)  $ (1,613,313)
  Nondeductible expenses                              10,548          --
  Increase in valuation reserve                    2,165,737      1,613,313
  Other                                               (4,097)        60,000
                                                 -----------    -----------
                                                $     --       $     60,000
                                                 ===========    ===========
Deferred income tax assets and liabilities reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. Temporary differences that give rise to deferred tax assets are as follows:
                                                       December 31,
                                                    2001          2000
                                                    ----          ----

  Net operating loss carryforwards              $ 2,858,571    $ 727,354
  Accounts receivable                               448,780      448,780
  Investments                                       455,821      455,821
  Other                                              15,878      (18,642)
                                                -----------  -----------
     Deferred tax assets                          3,779,050    1,613,313
  Valuation allowance                            (3,779,050)  (1,613,313)
                                                -----------  -----------
     Net deferred tax asset                     $    --        $    --
                                                ===========  ===========
As a result of the significant net losses incurred in 2001 and 2000, the Company recorded a valuation allowance to fully reserve its deferred tax assets.

At December 31, 2001, the Company has net operating loss carryforwards available to offset future federal taxable income of approximately $8,400,000. Such carryforwards expire principally in 2020 and 2021.

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2001 and 2000

NOTE H - COMMITMENTS AND CONTINGENCIES

As of December 31, 2001, the Company had long-term noncancelable lease agreements for office space with the following minimum commitments:
                                            Amount
                                            ------

    2002                                  $ 372,510
    2003                                    296,718
    2004                                    178,591
    2005                                    117,435
    2006                                     13,861
                                           --------
                                          $ 979,115
                                           ========
In December 2001, the Company settled all of its litigation with 3Si Holdings, Inc. (3Si) and XS Data Solutions, Inc. (XS Data) by forgiving certain accounts receivable owed by 3Si and XS Data and the release of a pledge on certain shares of 3Si common stock. During the years ended December 31, 2001 and 2000, the Company recorded charges of $1,384,419 and $2,605,763, respectively, related to these matters.

The Company is engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcome of which is not determinable at this time. In the opinion of management, any liability that might be incurred by the Company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition.

NOTE I - STOCKHOLDERS’ EQUITY

               Stock Split

On March 1, 2000, the shareholders of the Company approved a 1 for 36 common stock reverse split. All per share and share amounts have been adjusted to reflect the reverse split.

               Private Placements

During March 2000, the Company sold 1,134,526 shares of Series AA preferred stock and 363,734 units of Series AAA preferred stock for net proceeds of $1,530,291 and $898,350, respectively. Each unit of Series AAA preferred stock consisted of one Series AAA preferred share and a warrant to purchase one share of common stock exercisable at $3.50 per share and one share of common stock exercisable at $5.00 per share.

During March and April 2000, the Company completed a private placement of 170,667 shares of common stock with warrants to purchase 1,000,000 shares at $9.00 per share for net proceeds of $515,001 (net of offering costs of $55,000). The warrants expire as follows: 200,000 in December 2000, 400,000 in June 2001, and 400,000 in December 2001.

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2001 and 2000

NOTE I - STOCKHOLDERS’ EQUITY - Continued

In June 2001, the Company completed a private placement of 8,960,488 shares of common stock, warrants to purchase 2,207,747 shares of common stock at $.625 per share and warrants to purchase 2,207,747 shares of common stock at $1.25 per share for net proceeds of $4,848,115 (net of offering costs of $699,167). Additionally, the Company issued warrants to purchase 1,156,942 shares of common stock at $.625 per share and warrants to purchase 271,000 shares of common stock at $1.15 per share for sales commissions incurred in connection with the private placement.

               Stock options:

On March 1, 2000, shareholders of the Company approved the 2000 Incentive Stock Option Plan (2000 Plan). The total number of shares of common stock subject to options under this plan may not exceed 1,500,000 shares.

On September 20, 2001, the Company approved the 2001 Stock Option Plan (2001 Plan). The total number of shares of common stock subject to options under this plan may not exceed 5,000,000 shares. Options granted under the plan vest generally over three to ten years.

At December 31, 2001, 5,000,000 and 1,500,000 shares of common stock were reserved for future grants under the 2001 Plan and 2000 Plan, respectively.

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-based Compensation, for employee stock options and continues to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for recording stock options granted. If the Company had elected to recognize compensation expense based upon the fair value at grant date consistent with the methodology prescribed by SFAS 123, net loss and loss per share would have been increased to the pro forma amounts indicated below:
                                                          Year ended December 31,
                                                            2001           2000
                                                            ----           ----

   Net loss - as reported                             $ (6,388,799)  $ (4,805,039)
   Net loss - pro forma                                 (7,848,042)    (8,006,626)

   Basic and diluted loss per share - as reported             (.45)          (.63)

   Basic and diluted loss per share - pro forma               (.55)         (1.04)
The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2001 and 2000, respectively: dividend yield of 0% for all periods; volatility of 105% and 100%; risk-free interest rates of 4.13% and 6.375% and expected lives of one to five years. The weighted average fair value of options granted were $.80 and $1.76 per share during fiscal 2001 and 2000, respectively.

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2001 and 2000

NOTE I - STOCKHOLDERS’ EQUITY - Continued

        Option activity for the two years ended December 31, 2001 is summarized as follows:

                                                Number of Shares   Weighted Average
                                               Underlying Options   Exercise Price
                                               ------------------  ----------------
   Outstanding at January 1, 2000                        --           $   --
   Granted                                          1,404,499             3.72
                                                   ----------          -------
   Outstanding at December 31, 2000                 1,404,499             3.72
   Granted                                          7,205,050             1.14
   Forfeited                                       (1,492,604)            2.59
                                                   ----------          -------
   Outstanding at December 31, 2001                 7,116,945             1.34
                                                   ==========          =======
   Exercisable at December 31, 2000                   644,833         $   2.50
                                                   ==========          =======
   Exercisable at December 31, 2001                 1,088,561         $   2.06
                                                   ==========          =======
Further information regarding options outstanding and options exercisable at December 31, 2001 is summarized below:
                                   Options Outstanding          Options Exercisable
                             -------------------------------   --------------------
                                       Weighted     Weighted              Weighted
                             Number     Average      Average    Number     Average
           Range of            of      Remaining    Exercise     of       Exercise
       Exercise Prices       Shares      Life         Price     Shares      Price
       ---------------       ------    ---------    --------    -------   --------

      $ .33  to   1.00      3,672,811    9.34 years $  .68       309,797  $  .98
       1.01  to   1.50      1,207,239    5.96         1.50       400,603    1.50
       1.51  to   2.00      1,300,000    5.81         2.00       250,000    2.00
       2.01  to   2.25        866,895    5.93         2.25        58,161    2.25
       2.26  to  10.82         70,000    3.20        10.12        70,000   10.12
       ---------------      ---------    ----        -----     ---------   -----
      $ .33  to  10.82      7,116,945    3.99       $ 1.34     1,088,561  $ 2.06
      ================      =========    ====        =====     =========   =====

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2001 and 2000

NOTE I - STOCKHOLDERS’ EQUITY - Continued

        Warrant activity for the two years ended December 31, 2001 is summarized as follows:

                                             Number of Shares    Weighted Average
                                           Underlying Warrants    Exercise Price
                                           -------------------   ----------------
   Outstanding at January 1, 2000                  --                $   --
   Granted                                    2,244,688                  5.88
   Exercised                                   (912,148)                 3.89
   Forfeited                                    (82,540)                 3.50
                                             ----------                ------
   Outstanding at December 31, 2000           1,250,000                  7.50
   Granted                                    6,743,436                  1.12
   Forfeited                                 (1,000,000)                 9.00
                                             ----------                ------
   Outstanding at December 31, 2001           6,993,436              $   1.13
                                             ==========                ======
   Exercisable at December 31, 2000           1,250,000              $   7.50
                                             ==========                ======
   Exercisable at December 31, 2001           6,993,436              $   1.13
                                             ==========                ======
In 2001, in addition to the warrant issuances discussed above and in Note D, the Company granted warrants to purchase 300,000 shares of common stock at $.81 to $1.00 per share to an employee; a warrant to purchase 100,000 shares of common stock at $1.00 per share, valued at $51,000, in connection with the acquisition of assets' and warrants to purchase 500,000 shares of common stock at $1.00 to $2.00 per share, with a fair value of $186,000, as consideration for certain consulting services.

NOTE J - DEFINED CONTRIBUTION PLAN

In October 2001, the Company implemented a defined contribution plan covering all employees who have three months of service with the Company. The Plan allows participants to make voluntary pre-tax contributions, which are partially matched by the Company. For the year ended December 31, 2001, employer contributions were approximately $93,000.

PART III

Item 13. Exhibits and Reports on Form 8-K.

        (a) Exhibits. The Exhibits required by Item 601 of Regulation SB are listed below and are filed with this report or incorporated herein by reference to a prior filing, as indicated below.

Exhibit Number	Description	Location
2.1

Agreement and Plan of Merger dated December 10, 2001 by and among SAN Holdings, Inc., ITIS Acquisition Corp. and ITIS Services, Inc., including exhibits thereto, but omitting listed schedules which will be furnished to the staff upon request

Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2001, filed December 31, 2001
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001
3.2	By-laws, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-KSB for the year ended December 31, 1999
10.1	Share Exchange Agreement dated January 7, 2000 between Citadel Environmental Group and Storage Area Networks	Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K dated January 7, 2000, filed January 24, 2000
10.2	Purchase Agreement dated January 21, 2000 by and among the Company, Storage Area Networks and Brent J. Duckworth	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 21, 2000, filed January 31, 2000
10.3	Purchase Agreement dated January 21, 2000 by and among the Company, Storage Area Networks and Lawrence J. Chisesi	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 21, 2000, filed January 31, 2000
10.4	Purchase Agreement dated January 21, 2000 by and among the Company, Storage Area Networks and Kent A. Shields	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated January 21, 2000, filed January 31, 2000
10.5	Agreement and Plan of and Reorganization dated June 19, 2000, by and among SAN Holdings, Inc., Value Tech Acquisition Corporation and Value Technology, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 28, 2000, filed July 12, 2000
10.6	Credit and Security Agreement, dated May 31, 2001, by and between Storage Area Networks, Inc., and Wells Fargo Business Credit, Inc.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001
Exhibit Number	Description	Location
10.7	Executive Employment Agreement - John Jenkins	Filed herewith.
10.8	Executive Employment Agreement - Fred T. Busk, III	Filed herewith.
10.9	Executive Employment Agreement - Brendan T. Reilly	Filed herewith.
10.10	Executive Employment Agreement - Hugh A. O'Reilly	Filed herewith.
10.11	Executive Employment Agreement - F. William Tilt	Filed herewith.
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith
23.2	Consent of Causey Demgen & Moore Inc.	Filed herewith

(b) Reports filed on Form 8-K. The filed the following reports on Form 8-K during the last quarter of the period covered by this report.
Date of Report	Date Filed	Items Reported
October 10, 2001	October 11, 2001	Item 5 - Other Events
October 29, 2001	October 30, 2001	Item 5 - Other Events
December 11, 2001	December 11, 2001	Item 5 - Other Events
December 19, 2001	December 31, 2002

Item 1 - Changes in Control of Registrant

Item 2 - Acquisition or Disposition of Assets

Item 7(a) - Financial Statements of Business Acquired. Audited financial statements of ITIS Services LLC as of and for the period ended December 31, 2000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                        SAN Holdings, Inc.
                                                                                                                                          (Registrant)

Date:              March __, 2002                                                                     /s/ John Jenkins
                                                                                                                       John Jenkins
                                                                                                                       President and Chief Executive Officer

Date:              March __, 2002                                                                     /s/ Holly J. Burlage
                                                                                                                       Holly J. Burlage
                                                                                                                       Senior Vice President and Treasurer
                                                                                                                       (Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:              March __, 2002                                                                      /s/ Robert K. Brooks
                                                                                                                       Robert K. Brooks, Director

Date:              March __, 2002                                                                      /s/ Fred T. Busk, III
                                                                                                                       Fred T. Busk, III, Director

Date:              March __, 2002                                                                      /s/ William R. Hipp
                                                                                                                       William R. Hipp, Director

Date:              March __, 2002                                                                      /s/ John Jenkins
                                                                                                                       John Jenkins, Director

Date:              March __, 2002                                                                      /s/ Brendan T. Reilly
                                                                                                                       Brendan T. Reilly, Director