Form 10KSB/A
period 2001-12-31
SAN HOLDINGS INC
filed 2002-04-03
CIK 799097

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 1

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

Denver, Colorado
March 19, 2001                                                                                                   CAUSEY DEMGEN & MOORE INC.

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