Form 10QSB
period 2002-03-31
SAN HOLDINGS INC
filed 2002-05-14
CIK 799097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended March 31, 2002

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

                      Yes [X]                       No [  ]

       As of April 19, 2002, 38,438,318 common shares, no par value per share, were outstanding.

SAN Holdings, Inc.
Form 10-QSB
March 31, 2002

INDEX

Part I:  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Consolidated Balance Sheets, December 31, 2001 and
                   March 31, 2002 (Unaudited)....................................... 3

              Consolidated Statements of Operations for the Three Months
                   Ended March 31, 2001 and 2002 (Unaudited)........................ 4

              Consolidated Statements of Cash Flows for the Three Months
                   Ended March 31, 2001 and 2002 (Unaudited)........................ 5

              Notes to Unaudited Consolidated Financial Statements.................. 6-7

    Item 2.   Management's Discussion and Analysis or Plan of Operations............ 8-10

Part II:   OTHER INFORMATION

    Item 2.   Recent Sale of Unregistered Securities................................ 9

    Item 6.   Exhibits and Reports on Form 8-K...................................... 10

SAN Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and March 31, 2002
(Unaudited)

                                                                  December 31,       March 31,
                                                                      2001             2002
                                                                  -----------        ---------
Current Assets:

   Cash and cash equivalents ..................................   $  5,320,721    $  1,789,095
   Accounts receivable, less allowance for doubtful accounts
     of $212,750 and $130,800, respectively ...................      6,397,915       6,803,187
   Other receivables ..........................................        265,635         267,551
   Inventory ..................................................      2,302,526       1,508,024
   Prepaid maintenance contracts ..............................        590,628       1,387,453
   Prepaid expenses ...........................................        153,646         119,001
                                                                  ------------    ------------
     Total current assets .....................................     15,031,071      11,874,311

   Property and equipment, net ................................      1,345,849       1,282,489
   Goodwill ...................................................     18,836,403      18,870,718
   Other assets ...............................................        538,965         407,179
                                                                  ------------    ------------
Total Assets ..................................................   $ 35,752,286    $ 32,434,697
                                                                  ============    ============

Current Liabilities:

   Accounts payable ...........................................   $ 10,907,003    $  8,703,932
   Accrued expenses ...........................................      2,694,910       1,414,190
   Deferred revenue ...........................................      2,123,269       1,536,260
   Short-term debt ............................................        200,349         830,001
                                                                  ------------    ------------
     Total current liabilities ................................     15,925,531      12,484,383

Stockholders' equity
   Preferred stock; no par value, 10,000,000 shares authorized;
     no shares issued and outstanding .........................           --              --

   Common stock; no par value, 75,000,000 shares authorized;
     37,022,624 and 38,438,318, shares, respectively,
     Issued and outstanding ...................................     30,957,815      31,755,833
   Accumulated deficit ........................................    (11,131,060)    (11,805,519)
                                                                  ------------    ------------
     Total stockholders' equity ...............................     19,826,755      19,950,314
                                                                  ------------    ------------
Total Liabilities and Stockholders' Equity ....................   $ 35,752,286    $ 32,434,697
                                                                  ============    ============

See accompanying notes

SAN Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2001 and 2002
(Unaudited)

                                                             For the three months ended
                                                                       March 31,
                                                             ---------------------------
                                                                2001            2002
                                                                ----            ----

Revenues ..............................................   $  3,368,383    $  9,212,300

Cost of goods sold ....................................      2,669,938       7,326,602
                                                          ------------    ------------
   Gross profit .......................................        698,445       1,885,698

Engineering, selling, general & administrative expenses      1,538,835       2,249,207
Depreciation & amortization ...........................        230,220         251,563
                                                          ------------    ------------
    Loss from operations ..............................     (1,070,610)       (615,072)

Other income (expense):
   Interest expense ...................................         (9,332)        (62,800)
   Interest income ....................................          5,394           3,413
   Other income .......................................          7,811            --
                                                          ------------    ------------
     Total other income (expenses) ....................          3,873         (59,387)
                                                          ------------    ------------
Net loss ..............................................   $ (1,066,737)   $   (674,459)
                                                          ============    ============

Loss per common share:
Basic loss
   per common share ...................................   $      (0.11)   $       (.02)
                                                          ============    ============
Diluted loss
   per common share ...................................   $      (0.11)   $       (.02)
                                                          ============    ============

Weighted average shares outstanding:
   Basic ..............................................      9,697,609      37,101,274
                                                          ============    ============
   Diluted ............................................      9,697,609      37,101,274
                                                          ============    ============

See accompanying notes

SAN Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2001 and 2002
(Unaudited)

                                                                          March 31,
                                                                     -------------------
                                                                     2001           2002
                                                                     ----           ----
Cash flows from operating activities:
   Net loss .................................................   $(1,066,737)   $  (674,459)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
       Depreciation and amortization ........................       230,220        251,563
       Changes in operating assets and liabilities, net of
         acquisitions:
       Accounts receivable ..................................     1,333,706       (407,188)
       Inventory ............................................      (225,243)       794,502
       Prepaid expenses .....................................      (185,790)      (762,180)
       Accounts payable .....................................       (93,356)    (2,137,679)
       Accrued expenses .....................................     1,028,604     (1,346,114)
       Deferred revenue .....................................       (56,370)      (587,009)
       Other assets .........................................        30,000        (18,906)
                                                                -----------    -----------
         Total adjustments ..................................     2,061,771     (4,213,011)
                                                                -----------    -----------
     Net cash provided by (used in) operating activities ....       995,034     (4,887,470)

Cash flows from investing activities:
   Maturity of certificate of deposit .......................       497,093           --
   Purchase of property and equipment .......................      (271,897)       (37,511)
   Other ....................................................         2,000        (34,315)
                                                                -----------    -----------
     Net cash provided by (used in) investing activities ....       227,196        (71,826)

Cash flows from financing activities:
   Proceeds from sale of common stock and warrants ..........          --          798,018
   Proceeds from short-term borrowings ......................          --          776,049
   Payments on notes payable ................................      (445,628)      (146,397)
                                                                -----------    -----------
     Net cash provided by (used in) financing activities ....      (445,628)     1,427,670
                                                                -----------    -----------
Net increase (decrease) in cash and cash equivalents ........       776,602     (3,531,626)
Cash and cash equivalents at beginning of period ............       282,932      5,320,721
                                                                -----------    -----------
Cash and cash equivalents at end of period ..................   $ 1,059,534    $ 1,789,095
                                                                ===========    ===========

See accompanying notes

SAN Holdings, Inc.
FORM 10-QSB
March 31, 2002

Notes to Unaudited Financial Statements

1.    Basis of Presentation

The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB/A No. 1 for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results to be expected for the year.

2.   Private Placement

During the first quarter of 2002 we closed a private offering of units, at $6,800 per unit, that raised $798,456, net of fees. Each unit consisted of 10,000 shares and a five- year warrant to purchase 2,000 shares at $.85 per share. A total of 1,415,694 shares and 431,450 warrants, including those issued as placement agent compensation, were issued in this offering.

3.    Basic and Diluted Net Earnings (Loss) Per Share

SANZ uses the weighted average number of common shares outstanding each period to compute basic income (loss) per share. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. For all periods presented, all potential common shares were anti-dilutive.

4.    New Accounting Pronouncements

Effective January 1, 2002, SANZ adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, SFAS No. 142, Goodwill and Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

SFAS No. 141 and SFAS No. 142

Major provisions of these statements and their effective dates are as follows:

°	intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights and are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

°	effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

°	effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually or whenever there is an impairment indicator; and

°	all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting

SANZ amortized goodwill and intangible assets acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, quarterly and annual goodwill amortization is no longer recognized. We will complete a transitional fair value based impairment test of goodwill as of January 1, 2002 by June 30, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized as a cumulative effect of a change in accounting principle

Net loss and loss per share for the three months ended March 31, 2002 and 2001, adjusted to exclude amortization expense, is as follows:

                                                                      Three months
                                                                     ended March 31
                                                                   -------------------
                                                                   2001           2002
                                                                   ----           ----

Net loss - as reported                                        $(1,066,737)     $(618,692)
Goodwill amortization                                              56,050          --
                                                               ----------       --------
Net loss - as adjusted                                        $(1,010,687)     $(618,692)
                                                               ==========       ========

Basic and diluted loss per share - as reported                $     (0.11)     $   (0.02)
Goodwill amortization                                               --             --
                                                               ----------       --------

Basic and diluted loss per share as adjusted                  $     (0.11)     $   (0.02)
                                                               ==========       ========

SFAS No. 144

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The implementation of this standard did not have an effect on our financial position, results of operations or cash flows.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

Forward-looking statements. From time to time, information provided by the Company or statements made by our directors, officers or employees may contain “forward-looking” information, subject to numerous risks and uncertainties. Statements that are not historical or current facts are “forward-looking statements” which often can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the federal securities laws. Any such forward-looking statements, which speak only as of the date made, represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of our products; the rate of growth in the industries of our products; the presence of competitors with greater technical, marketing and financial resources; our ability to promptly and effectively respond to technological change to meet evolving customer needs; our ability to successfully expand our operations; and our success at integrating with our own the operations and management of any business we acquire. Additional factors are discussed in the Company’s Form 10-KSB/A No. 1 for the year ended December 31, 2001, to which reference should be made.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In applying our accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As you might expect, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

We periodically review the carrying value of our goodwill and other intangible assets when events and circumstances warrant such a review. The methods used for this review are performed using estimates of future cash flows or market value of common stock. If the carrying value of our goodwill or other intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or other intangible assets exceeds its fair value. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of such cash flows and fair value, however, could affect the calculation. It is at least reasonably possible that the estimates we use to evaluate the realizability of goodwill will be materially different from actual amounts or results.

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

General

Our current business operations commenced in 2000 through the combination of three private companies, CoComp, ValueTech and Storage Area Networks, with a public company, Citadel Environmental Group, Inc. In October 2001, we acquired operating assets of ECOSoftware Systems, Inc., and effective December 31, 2001, we acquired ITIS Services, Inc., a data storage company operating out of Norwalk, CT.

The consolidated financial statements discussed below include the accounts of Storage Area Networks, Inc. for all periods presented, plus subsidiaries from the dates of their acquisition. All significant intercompany balances have been eliminated.

Results of Operations

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

Sales. Our sales increased by $5.8 million during the three months ended March 31, 2002 from $3.4 million for the three months ended March 31, 2001 to $9.2 million for the three months ended March 31, 2002 of this amount $2.8 million was attributable to the acquisition of ITIS and increased spending in the commercial market for data storage solutions during the first quarter of 2002 accounted for the remainder of the increase. Sales were heavily weighted toward the commercial market during the first quarter of 2002 with 67% of sales generated by sales to commercial customers.

Gross Profit. Gross profit as a percent of sales was 21% for the quarters ended March 31, 2002 and March 31, 2001.

Engineering, Selling, General and Administrative. Engineering, selling, general and administrative expenses increased by $710,000 during 2002 compared to the same period in 2001 due to the acquisition of ITIS Services, Inc. in December 2001, expenses associated with reductions in workforce due to the combination of the businesses and the investment that we continue to make in market development costs for our integrated product solutions.

Interest Expense. Interest expense increased from $9,332 for the three months ended March 31, 2001 to $62,800 for the comparable 2002 period due to borrowings on the line of credit during 2002.

Liquidity and Capital Resources

Our cash position decreased by $3.5 million from December 31, 2001, to $1.8 million in cash and cash equivalents at March 31, 2002.

For the three months ended March 31, 2002, our continuing operating activities used $4.9 million of cash compared to $1 million of cash generated during the comparable period in 2001. The increase in cash use primarily is due to payments of accounts payable and accrued expenses.

Cash from investing activities decreased from $227,000 generated in the prior year to $72,000 used in the current year. This decrease primarily is the result of a certificate of deposit maturing in the prior year.

We used cash for financing activities in the prior year of $446,000 compared to cash provided from financing in the current year of $1.4 million. This is due to the sale of common stock and borrowings on the line of credit in 2002.

During May 2001, SANZ finalized a $2.5 million line of credit agreement with Wells Fargo Business Credit, Inc. As of March 31, 2002, we had borrowed $776,049 against this line of credit for working capital needs. During the first quarter of 2002 we closed a private offering of units, at $6,800 per unit, that raised $798,018, net of fees. Each unit consisted of 10,000 shares and a five- year warrant to purchase 2,000 shares at $.85 per share. A total of 1,415,700 shares and 431,450 warrants, including those issued as placement agent compensation, were issued in this offering. Current working capital, coupled with this recent private placement and the line of credit, should finance operations for 2002. However, we may need to raise additional funds due to current economic conditions and the unpredictable nature of the market. We continue to maintain relationships that could provide sources of equity and/or debt in case such a need should arise.

Part II

Item 2.    Recent Sales of Unregistered Securities.

On March 25, 2002, we closed a private offering of units, at $6,800 per unit, that raised $798,018, net of fees. Each unit consisted of 10,000 shares and a five- year warrant to purchase 2,000 shares at $.85 per share. A total of 1,415,700 shares and 431,450 warrants, including those issued as placement agent compensation, were issued. Falcon Capital, of Amsterdam, the Netherlands, acted as our placement agent. Falcon Capital was paid a cash commission of 13%, 67,414 shares of common stock, and five-year warrants exercisable to purchase 161,794 shares at $.85 per share. The offering was made in accordance with exemptions from registration provided by Section 4(2) and Regulation S under the Securities Act, in reliance on the following circumstances: All offers and sales were made in “offshore transactions” as defined in Regulation S and no directed selling efforts were made in the U.S. Each investor was furnished with information concerning our business and financial condition, and each investor had the opportunity to verify the information supplied. We obtained a signed representation from each investor as to his or her intent to acquire the securities for investment only and not with a view toward the subsequent distribution thereof. Additionally, all of the certificates issued bear “restricted” legends, and we have issued “stop transfer” instructions to our transfer agent, preventing the further distribution of the securities. .

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with this Form 10-QSB:

10.1	First Amendment to Credit and Security Agreement by and between Storage Area Networks, Inc. and Wells Fargo Business Credit, Inc. Filed herewith.

10.2	Subordination Agreement by and between SAN Holdings, Inc. and Wells Fargo Business Credit, Inc. Filed herewith.

(b) Reports on Form 8-K.

(i)	On January 3, 2002, we filed Form 8-K dated December 31, 2001, reporting, pursuant to Item 1 and Item 2, the closing of our acquisition of ITIS Services, Inc., and filing, pursuant to Item 7, audited financial statements of ITIS Services, Inc.

(ii)	On January 10, 2002 we filed Form 8-K/A No. 1 dated December 31, 2001, reporting pursuant to Item 9 that we would hold a conference call on Thursday January 3, 2002 to discuss business developments, forward outlook, and details regarding the ITIS Services, Inc. acquisition.

(iii)	On March 4, 2002, we filed Form 8-K/A No. 2 dated December 31, 2001, filing, pursuant to Item 7, pro forma financial information related to our acquisition of ITIS Services, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                       SAN Holdings, Inc.
                                                                                                                       (Registrant)

Date:           May 14, 2002                                                                           /s/ John Jenkins
                                                                                                                       John Jenkins, Chairman, President and CEO

Date:           May 14, 2002                                                                           /s/ Holly J. Burlage
                                                                                                                       Holly J. Burlage
                                                                                                                       Sr. Vice President and CFO,
                                                                                                                       Principal Financial and Accounting Officer