Form 10QSB/A
period 2002-03-31
SAN HOLDINGS INC
filed 2002-07-05
CIK 799097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

Engineering, Selling, General and Administrative. Engineering, selling, general and administrative expenses increased by $710,000 during 2002 compared to the same period in 2001. Reductions in these expenses were offset by increases due to our acquisition of ITIS Services, Inc. which added approximately $768,000 of these expenses in the 2002 quarter; approximately $75,000 in expenses associated with reductions in workforce due to the combination of the businesses; and approximately $225,000 in market development costs for our integrated product solutions.

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

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with this Form 10-QSB:

10.1	First Amendment to Credit and Security Agreement by and between Storage Area Networks, Inc. and Wells Fargo Business Credit, Inc. Previously Filed.

10.2	Subordination Agreement by and between SAN Holdings, Inc. and Wells Fargo Business Credit, Inc. Previously Filed.

(b) Reports on Form 8-K.

(i)	On January 3, 2002, we filed Form 8-K dated December 31, 2001, reporting, pursuant to Item 1 and Item 2, the closing of our acquisition of ITIS Services, Inc., and filing, pursuant to Item 7, audited financial statements of ITIS Services, Inc.

(ii)	On January 10, 2002 we filed Form 8-K/A No. 1 dated December 31, 2001, reporting pursuant to Item 9 that we would hold a conference call on Thursday January 3, 2002 to discuss business developments, forward outlook, and details regarding the ITIS Services, Inc. acquisition.

(iii)	On March 4, 2002, we filed Form 8-K/A No. 2 dated December 31, 2001, filing, pursuant to Item 7, pro forma financial information related to our acquisition of ITIS Services, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                       SAN Holdings, Inc.
                                                                                                                       (Registrant)

Date:           July 2, 2002                                                                           /s/ John Jenkins
                                                                                                                       John Jenkins, Chairman, President and CEO

Date:           July 2, 2002                                                                           /s/ Holly J. Burlage
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