Form 10KSB/A
period 2001-12-31
SAN HOLDINGS INC
filed 2002-08-08
CIK 799097

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 2

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
                    Common stock, no par value                                                             OTC Bulletin Board

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

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

SAN HOLDINGS, INC.FORM
10-KSB

TABLE OF CONTENTS

Item No.                                                                     Page
----                                                                         ----

                                     Part I

                                     Part II

    8.     Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure..........................................  14

                                    Part III

    9.     Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 16(a) of the Exchange Act ............  16

   10.     Executive Compensation ............................................  17

   11.     Security Ownership of Certain Beneficial Owners and Management

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

Overview

        SAN Holdings, Inc., hereafter SANZ, provides sophisticated enterprise-level data storage and management solutions to clients in the commercial and federal markets. We focus exclusively on the design, delivery and management of data storage systems, especially those that are built using a network architecture. Because we design integrated solutions for our clients rather than merely selling them hardware, we are known in the industry as a “storage solution provider.”

        In the course of our business, we provide the following products and services:

         °        Custom storage solutions that we design and deliver as a project to meet a client’s specific needs.

         °        Integrated solution products for specific market segments.

         °        Storage system management outsourcing services.

        Historically, we have generated revenue from a mix of project, product re-sale, and project-based services, as well as recurring revenues from storage management outsourcing contracts. Recently we began developing integrated solution products that provide data storage and management solutions tailored to deliver optimized performance for particular market segments. Our new product offerings include EarthWhereTM, designed for geospatial data storage and distribution, and SANZStreamTM, designed for rich media data storage and distribution. We expect to begin selling our integrated solution in 2002.

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

        Because we have attempted to grow rapidly, and simultaneously have incurred substantial expenses in our efforts to develop our integrated solution products, we have generated significant losses over our operating history. ITIS Services, Inc., which we acquired at the end of 2001, also generated significant losses as an independent company prior to its acquisition by SANZ.

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

        SANZ’ principal executive offices are located at 900 West Castleton Road, Suite 100, Castle Rock, CO 80104. Our telephone number is (303) 660-3933.

Our Business

        The market for data storage solutions is generally robust and broad-based, though not immune to the capital spending slump that began affecting the U.S. economy in 2001. Industry analyst Gartner Dataquest opines that data storage products have become the largest component of corporate IT departments’ enterprise computing budgets. As a subset of the overall storage market, networked storage (the segment of the storage market that is our primary focus) is predicted by both Gartner Dataquest and by industry analyst The Yankee Group to grow from approximately $7 billion in 2001 to in excess of $14 billion in 2003, representing year-on-year growth exceeding 30% in 2002 and 50% in 2003.

        We design, deliver and manage sophisticated data storage solutions based on Storage Area Networks ("SAN") and Network Attached Storage ("NAS"). These are secondary, high-speed computer networks dedicated to data storage and backup functions. SAN and NAS have been increasingly recognized as the promising new architecture that have the capability to solve many of the storage issues arising in today's open systems networks. These issues include:

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

        Our federal government clients include agencies involved in national defense, law enforcement, and high performance government computing and government logistics. Included in our federal government business are sales directly to government end-users, as well as sales to prime contractors who provide various services to government end-users. Of our total government billings during 2001, 47% were directly to the federal government, and the remainder were to third parties acting as prime contractors or to states.

        While we do not restrict our commercial business to specified industries, we have developed a relatively greater number of clients in certain segments, including:

°	computer services	°	financial services
°	biotechnology and pharmaceuticals	°	health care
°	telecommunication	°	entertainment

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

        Significant Customers. In 2001, three customers accounted for 29%, 13% and 11%, of our total revenue; the largest two of these were both agencies of the U.S. federal government. Two of those customers each accounted for 15% of total revenue in 2000.

SANZ Products and Services

        Our products can be broken into two distinct general categories, Custom Client Solutions and Integrated Product Solutions. As noted above, we have only recently begun to market our Integrated Product Solutions and have not yet recorded any sales of these products.

        We also generate revenue from consulting and storage management services delivered independently of our Custom Client Solutions and Integrated Product Solutions (although sometimes to the same customers), and from installation and similar services rendered as a part of the sale of a solution. In 2001, services revenues of all types aggregated less than 5% of our total revenues, and are therefore not separately reported.

Custom Client Solutions

        We design and deliver custom solutions by working with our clients to understand both their current and their projected data storage needs, and the business drivers that affect those needs. A critical element in our typical sales process is that of providing detailed support of the financial justification of a proposed solution using a conventional return on investment analysis and a separate “return on information management” analysis developed by ITIS.

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

        We believe we have strong relationships with these product suppliers. SANZ holds federal government General Services Administration schedules for many of these products, which gives us a distinct advantage in working with our government clientele. In some cases, our technology partners engage us for the expertise we bring to a technology team, in particular in heterogeneous technology environments, where individual manufacturers lack the skills necessary to work with the full range of software and hardware components presented in a sophisticated solution.

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

XS Data. SANZ initiated legal action against XS Data Solutions, Inc. in April 2001 in an attempt to collect a $2,000,000 account receivable generated in 2000. At the time the legal action was initiated, XS Data Solutions had no remaining cash resources, and had not been successful in several attempts to arrange additional financing. During the course of litigation, we determined that XS Data’s limited resources made full recovery unlikely. Late in the year, XS Data located a buyer for its business. A condition to the purchase was settlement of our lawsuit. We agreed to settle, and have been paid $50,000 in cash and a $250,000 non interest-bearing note, payable quarterly over three years and secured by the equipment we initially sold to XS Data.

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

Recent Sales of Unregistered Securities

On December 19, 2001, we issued securities to the shareholders of ITIS Services, Inc. in exchange for all of the outstanding ITIS shares. We issued a total of 18,511,262 shares of common stock, valued at $14 million, and options to acquire 3,315,050 shares of SANZ common stock, valued at $2 million. We offered and sold these securities to the ITIS shareholders, in a private transaction, in reliance on the exemptions from registration provided under Section 4(2) and under Rule 506 of Regulation D of the Securities Act. All of the ITIS shareholders were provided with extensive information concerning the transaction, and had the opportunity to ask questions and receive additional information concerning the transaction, sufficient for us to reasonably believe that all of the ITIS shareholders were capable of evaluating the merits and risks of the transaction.

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

The consolidated financial statements discussed below include the accounts of Storage Area Networks, Inc. for all periods presented, plus subsidiaries from the dates of their acquisition by SANZ. All significant intercompany balances have been eliminated.

ITIS Services was acquired as of December 31, 2001, and while its assets and liabilities as of that date are included in the December 31, 2001 balance sheet, its results of operations are not reflected for periods ending on or prior to December 31, 2001.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

ITIS Services was acquired as of December 31, 2001. Its results of operations are not reflected in our audited financial statements or in the discussion below.

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

Selling, General and Administrative. Selling, general and administrative expenses increased by $1.2 million during 2001. Selling expenses increased by $1 million due to a staffing increase from six to twelve sales people to support growth of our commercial business and costs associated with the marketing of our new integrated solution products, EarthWhereTM and SANZstreamTM. Engineering costs increased significantly as a result of the development effort associated with those integrated solutions and the need to expand technical resources to support new vendor technologies critical to our growth efforts. During 2000, SANZ recorded $500,000 compensation expense in conjunction with the termination of an executive employment contract. During 2001, no comparable cost was incurred.

During 2000 and 2001, we filed litigation to collect accounts receivable from two customers, 3Si and XS Data. In December 2001, we entered into binding settlements of these disputes due to the declining value of these assets and the increasing demands on management’s time. In the 3Si settlement, we forgave the account receivable from 3Si and released the associated pledge on the shares of 3Si common stock securing the original settlement. In the XS Data settlement, we were paid $50,000 in cash and a $250,000 non interest-bearing note, payable quarterly over three years and secured by the equipment we initially sold to XS Data. In connection with these settlements, during the year ended December 31, 2001, we recorded an additional charge of $480,000 in receivable write-offs, and $900,000 to write-off investment securities.

Interest Expense. During 2001, interest expense decreased by $43,000. This decrease is primarily due to the reduction in interest associated with the decrease in outstanding debt.

Liquidity and Capital Resources

ITIS Services was acquired as of December 31, 2001. Its assets and liabilities as of that date are included in our balance sheet as of December 31, 2001, but not at December 31, 2000.

SANZ’s cash position increased by $5 million during 2001. At December 31, 2001, the Company had $5.3 million in cash and cash equivalents compared to $300,000 at December 31, 2000.

For the year ended December 31, 2001, our continuing operating activities generated $1.2 million of cash compared to $5 million of cash used during the prior year. This increase primarily is due to an increase in accounts payable offset by the increase in net loss, as well as our receipt of a $3 million receivable ahead of the scheduled payment of the associated payable of $2.4 million. Accounts payable, accrued expenses, accounts receivable and deferred revenue were higher than at December 31, 2000 due to our increased level of business, and the addition of ITIS accounts to our balance sheet, effective December 31, 2001.

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

Investment Considerations

In addition to the other information in this Annual Report, the following factors should be considered in evaluating our business and financial condition. We believe the risks and uncertainties described below may materially affect SANZ. There also could be additional risks and uncertainties, that we are currently unaware of or that we currently deem immaterial, which may in the future become important factors that affect our financial condition or results.

We may not be successful in growing our business quickly enough to support the investment we are making in infrastructure and technical resources. Without an increase in gross profit sufficient to cover this overhead (or a reduction in that overhead), we may not become profitable.

We continue to expand our engineering staff and sales force and improve our infrastructure, both through internal growth and through our recent acquisitions, to support both expanded selling and project execution elements necessary for our growth objectives. If we fail to achieve revenue and gross margin growth to cover this increased overhead, our progress to breakeven and profitable operations will be delayed.

Our ability to grow our business depends on relationships with others. If we were to lose those relationships, we could lose our ability to sell certain of our products.

Most of our revenue and a majority of our gross profit come from reselling hardware and software products produced by others. While our relationships change from time to time, some of our most significant technology partners at this time are Storage Technology Corporation (StorageTek), Hitachi Data Systems, Sun Microsystems and Veritas Software. If a given technology partner changes its marketing strategy and de-emphasizes its use of marketing partners such as SANZ, our ability to generate revenue and profit from reselling its products would diminish.

We must effectively integrate ITIS with SANZ and recognize expected synergies in order to achieve the benefits sought through that acquisition.

Acquisitions entail a number of risks, including: problems integrating the acquired operations’ technologies or products with our existing business and products; diversion of management's time and attention from our core business; and difficulties in retaining business relationships with suppliers and customers of the acquired company. Achieving the anticipated benefits of the ITIS acquisition will depend in part upon whether we are able to effectively integrate the businesses. Even if we are able to integrate ITIS’s operations and economic conditions remain stable, there can be no assurance that the anticipated synergies will be achieved. If we are unable to integrate the ITIS operations and personnel in a timely way, those problems may result in lost revenue and a failure to eliminate duplicate expenses.

There will be risks associated with introducing new products. If we are not successful with those product introductions, we will not realize on our investment in developing those products.

We have recently completed development of two new products, EarthWhereTM and SANZstreamTM. Both have been introduced but neither has yet generated any sales. We will continue to evaluate opportunities to develop other integrated product solutions. Market acceptance of new products may be slow or less than we expect; SANZstreamTM in particular addresses an as-yet undeveloped market segment. The products also may not perform in a manner that is required by the market, or our competitors may be more effective in reaching the market segments we are targeting with these products. Slow market acceptance of these products will delay or eliminate our ability to recover our investment in these products. During any period that we unsuccessfully seek to market these products, will also incur marketing costs without corresponding revenue.

Due to our limited operating history and the uncertain acceptance of our new products, we may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses, resulting in expense levels unjustified by actual revenues.

The Company’s limited operating experience, our recent and significant increase in size through the acquisition of ITIS, and other factors beyond our control reduce our ability to accurately forecast our quarterly and annual revenue. If our revenue does not increase as anticipated, significant losses could result due to expense levels that were established in anticipation of that revenue growth.

We have experienced and expect to continue to experience significant period-to-period fluctuations in our revenue and operating results. As a consequence, financial results from any one period may not be indicative of results that will be realized in future periods.

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

Our business is dependent on a market that is new, and therefore unpredictable.

Storage area networks, or SANs, were introduced in 1997. As a result, the market for SANs and related products has only recently begun to develop and is rapidly evolving. Because this market is new, it is difficult to predict its potential size or future growth rate. If this market does not develop and expand as we anticipate, our revenues may not grow as projected, resulting in continued operating losses.

A significant portion of our sales have historically been to the U.S. Federal Government, and if we lost the ability to sell to the government our sales would decline significantly.

As discussed further under the heading “SANZ and Its Business - Our Clients” at page 3, our sales have historically been concentrated in the federal government sector. While the acquisition of ITIS Services has reduced this dependency on government clients, in 2001 two federal government agencies alone accounted for an aggregate of over 40% of our revenues. While it is not legally necessary to be an approved vendor in order to sell to the government, we have established certain vehicles approved by the U.S. General Services Administration that greatly facilitate our sales to government end-users. If we were to lose the ability to sell under these vehicles, we could lose much of our government revenue base.

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

We may require additional capital to fund our business, which may not be available when needed, and which may dilute the ownership of existing shareholders.

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

We are a relatively small company with limited resources compared to some of our current and potential competitors, which may hinder our ability to compete effectively.

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

February 12, 2002
Dallas, Texas                                                                                                                   /s/ GRANT THORNTON LLP

SAN Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

December 31,

                      ASSETS                                            2001          2000
                                                                        ----          ----

CURRENT ASSETS
    Cash and cash equivalents ...................................   $ 5,320,721   $   282,932
    Certificate of deposit ......................................          --         497,093
    Accounts receivable, less allowance for doubtful accounts
       of $212,750 in 2001 and $1,339,942 in 2000 ...............     6,397,915     4,116,064
    Other receivables ...........................................       265,635        61,836
    Inventory, less valuation allowance of $100,527 in 2001 .....     2,302,526        83,402
    Prepaid maintenance contracts ...............................       590,628          --
    Prepaid expenses ............................................       153,646        51,481
    Investment securities - available for sale ..................          --         654,419
                                                                    -----------   -----------
                  Total current assets ..........................    15,031,071     5,747,227

PROPERTY AND EQUIPMENT AT COST
    Furniture and fixtures ......................................       939,700       407,521
    Leasehold improvements ......................................        43,329         2,491
    Computer equipment and software .............................       559,975       241,101
    Demonstration equipment .....................................       122,328          --
                                                                    -----------   -----------
                                                                      1,665,332       651,113
    Less accumulated depreciation and amortization ..............       319,483        85,668
                                                                    -----------   -----------
                                                                      1,345,849       565,445

OTHER ASSETS
    Goodwill, net of accumulated amortization of
       $384,407 in 2001 and $152,223 in 2000 ....................    18,704,447     2,755,589
    Other .......................................................       670,919       286,082
                                                                    -----------   -----------
                                                                     19,375,366     3,041,671
                                                                    -----------   -----------
                                                                    $35,752,286   $ 9,354,343
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

SAN Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

                                                                          2001            2000
                                                                          ----            ----

Revenues .........................................................   $ 21,155,765    $ 18,310,413

Cost of revenues .................................................     18,003,467      13,708,020
                                                                     ------------    ------------
                  Gross profit ...................................      3,152,298       4,602,393

General and administrative expenses ..............................      7,501,891       6,284,980
Impairment of receivables ........................................           --         2,605,763
Litigation settlement ............................................      1,384,419            --
Depreciation and amortization ....................................        613,593         400,960
                                                                     ------------    ------------
                                                                        9,499,903       9,291,703
                                                                     ------------    ------------
                  Loss from operations ...........................     (6,347,605)     (4,689,310)

Other income (expense)
    Interest expense .............................................        (97,471)       (140,940)
    Interest income ..............................................         43,550          85,211
    Other income .................................................         29,286            --
    Other expenses ...............................................        (16,559)           --
                                                                     ------------    ------------
                                                                          (41,194)        (55,729)
                                                                     ------------    ------------

                  Loss before income taxes .......................     (6,388,799)     (4,745,039)

Income tax expense ...............................................           --            60,000
                                                                     ------------    ------------
                  NET LOSS .......................................   $ (6,388,799)   $ (4,805,039)
                                                                     ============    ============
Loss per common share - basic and diluted ........................   $      (0.45)   $      (0.63)
                                                                     ============    ============
Weighted average common shares outstanding - basic and diluted ...     14,340,594       7,686,000
                                                                     ============    ============

The accompanying notes are an integral part of these statements.

SAN Holdings, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2001 and 2000

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

SAN Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

                                                                                     2001          2000
                                                                                     ----          ----
Cash flows from operating activities:
    Net loss ................................................................    $(6,388,799)  $(4,805,039)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities
          Depreciation and amortization .....................................        613,593       400,960
          Impairment of receivables .........................................           --       2,605,763
          Litigation settlement .............................................      1,384,419          --
          Operating expenses paid in common stock warrants ..................        119,500          --
          Deferred income taxes .............................................           --          60,000
          Changes in operating assets and liabilities, net of acquisitions
              Accounts receivable ...........................................     (2,172,421)     (913,977)
              Other receivables .............................................        (15,635)         --
              Inventory .....................................................     (1,997,186)       71,580
              Prepaid expenses ..............................................        (45,157)       22,830
              Accounts payable ..............................................      7,091,410    (3,006,563)
              Income taxes payable ..........................................           --         (85,253)
              Accrued expenses ..............................................        670,067       462,839
              Deferred revenue ..............................................      1,958,571       164,698
                                                                                 -----------   -----------
                  Net cash provided by (used in) operating activities .......      1,218,362    (5,022,162)

Cash flows from investing activities
    Acquisitions of businesses, net of cash acquired ........................         49,700    (2,115,729)
    Purchase of certificate of deposit ......................................           --      (1,000,000)
    Maturity of certificate of deposit and investment securities ............      1,151,512       502,907
    Notes receivable ........................................................       (188,164)      (61,836)
    Purchase of property and equipment ......................................       (417,212)     (564,784)
    Purchase of other assets ................................................       (150,000)         --
    Deposits ................................................................         26,082       (24,082)
    Preacquisition advance to ITIS, Inc. ....................................       (577,600)         --
                                                                                 -----------   -----------
                  Net cash used in investing activities .....................       (105,682)   (3,263,524)

                                                                                       (continued next page)

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

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2001 and 2000

NOTE D - ACQUISITIONS OF BUSINESSES - Continued

Effective December 31, 2001, the Company acquired all of the outstanding stock of ITIS Services, Inc. (ITIS) in exchange for 18,511,262 shares of the Company’s common stock valued at $14,000,000, options to acquire 3,315,050 shares of the Company’s common stock valued at $1,966,852, and approximately $500,000 of acquisition costs. ITIS sells and installs computer data storage devices throughout the eastern United States. The Company recorded goodwill of approximately $15,000,000 in connection with the ITIS acquisition which was accounted for using the purchase method of accounting.

The condensed balance sheet of ITIS at the acquisition date is as follows:
        Cash                            $    573,942
        Accounts receivable                1,493,849
        Inventories                          812,567
        Other                                 57,008
                                         -----------
                Total current assets       2,937,366

        Property and equipment               521,435
        Goodwill                              85,398
        Other                             15,652,527
                                         -----------
                                        $ 19,196,726
                                         ===========

        Accounts payable                $  2,000,448
        Accrued expenses                     768,380
        Note payable                         577,600
                                           3,346,428
        Stockholders' equity              15,850,298
                                         -----------
                                        $ 19,196,726
                                         ===========
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
                                             ==========                ======
In 2001, in addition to the warrant issuances discussed above and in Note D, the Company granted warrants to purchase 300,000 shares of common stock at $.81 to $1.00 per share to an employee; a warrant to purchase 100,000 shares of common stock at $1.00 per share, valued at $51,000, in connection with the acquisition of assets and warrants to purchase 500,000 shares of common stock at $1.00 to $2.00 per share, with a fair value of $186,000, as consideration for certain consulting services. The warrants issued to non-employees were valued by using the Black-Scholes option pricing model with the following weighted average assumptions; dividend yield of 0%; volatility of 98%; risk free interest rate of 4.4%, and expected life of 2.6 years. The related expense was recorded at the date of grant, which approximated the performance of the service.

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

Item 7. Financial Statements.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Our directors and executive officers are identified below. Directors are elected for one-year terms at the annual meeting of our shareholders. The board of directors elects executive officers annually. Messrs. Busk, Reilly, and O’Reilly became officers and/or directors (as indicated) effective December 19, 2001, in accordance with our acquisition agreement with ITIS. There are no other arrangements or understandings between any officer or director and any other person pursuant to which anyone was or is to be selected as an officer or director.

John Jenkins, Age 52, Chairman, CEO and President since November 2000. From January 1995 through June 2000, Mr. Jenkins was CEO, president and a director of TAVA Technologies, Inc., where he led the build-out of a national systems integration business. In 1999, all outstanding TAVA shares were sold in a cash transaction approved by TAVA shareholders. From 1990 until he joined TAVA in 1995, he had served as president of Morgan Technical Ceramics, Inc., a wholly-owned subsidiary of Morgan Crucible plc, a diversified industrial products company based in England and publicly-traded on the London stock exchange. From 1993 until 1990, Mr. Jenkins served in various capacities (most recently as vice president and general manager) with the structural ceramic division of Coors Ceramic Company, a subsidiary of Adolph Coors Company. Mr. Jenkins holds a B.S. from the University of Washington and a J.D. from the University of Denver.

Fred T. Busk, Age 35, Chief Operating Officer, Executive Vice President and Director since December, 2001, pursuant to our acquisition agreement with ITIS. Prior to April 2000, when he joined ITIS as its president, Mr. Busk served as president and CEO of the Bank of Bermuda (NY) Limited, which he served in various capacities beginning in 1993. He remains a director of The Bank of Bermuda (NY). Mr. Busk also is a director of Measurisk LLC and a Trustee of the New York Chapter of the Leukemia Society of America. Mr. Busk graduated with a B.A. in Philosophy and Religion from Colgate University.

Brendan Reilly, Age 36, Chief Technology Officer and Director since December, 2001, pursuant to our acquisition agreement with ITIS. Mr. Reilly, a co-founder of ITIS, spent seven years with EMC Corporation in various capacities, most recently as senior territory manager, before founding ITIS in 1998. During the two years before joining EMC, he co-founded and operated Veritas International Trading Company, an import-export company conducting East Asian trade for companies such as LL Bean, Starter and Redman. Mr. Reilly earned his undergraduate degree in Business Marketing from Providence College.

Robert K. Brooks, Age 58, Director since June 2000. Mr. Brooks has over 30 years of experience in the information technology industry, having held positions in recruiting, sales and management. In June 1993, he became chairman and managing partner of The Systems Group and Technical Directions, Inc., after it merged with his contract programming, consulting and project management firm. In January 1995, The Systems Group was acquired by ACS Technology Solutions, a wholly owned subsidiary of Affiliated Computer Services, an international IT services company (NYSE:ACS). From June 1995 through December 1999, Mr. Brooks served as senior vice president of Affiliated Computer Services and as executive vice president of ACS Technology Solutions, Inc. Currently, he is a director of Cornus Corporation of Medford, Oregon, a privately held desktop software products company. He received a Bachelor of Science Degree in Psychology from the University of New Mexico.

William R. Hipp,Age 61, Director since June 2000. Mr. Hipp was one of the co-founders of 2M Invest, a venture capital company based in Copenhagen, Denmark in 1994, and serves as its Managing Partner of US operations. Before founding 2M in 1994, Mr. Hipp served as president and CEO of RadioMail Corporation (now BlueKite) (1992 - 1994), president of Dowty Network Systems (1990 - 1992) and vice president of Hughes Lan Systems (Sytek) (1985 - 1990). Prior to that time he was a Colonel in the US Air Force running advanced computer systems for that service. He is a director of BlueKite and i'TeleWeb, both private companies. Mr. Hipp holds an MBA in Finance and Economics from the University of Southern California.

Holly J. Burlage, Age 38, Senior Vice President of Finance and Treasurer, joined SANZ in February 2001. From 1994 until 2001, Ms. Burlage held multiple financial positions with Integrated Security Systems, Inc. (ISSI), a publicly traded security software provider. From 1999 until 2001, she was Executive Vice President and Chief Financial Officer of ISSI. During 1994, Ms. Burlage was Corporate Controller for Signature Home Care Group, Inc., and from 1989 to 1994 she was Controller and chief accounting officer of National Heritage, Inc., a publicly traded long-term care company. Ms. Burlage holds a B.B.A from Baylor University.

Hugh A. O’Reilly, Age 38, General Counsel and Senior Vice President, Legal and Administration, joined SANZ in December 2001 pursuant to our acquisition agreement with ITIS, where he had served as Senior Vice President – Finance and Administration and General Counsel. Mr. O’Reilly joined ITIS in October 2000. Prior to joining ITIS, Mr. O’Reilly was a partner at Nutter, McClennen & Fish LLP, a law firm based in Boston, Massachusetts, where he practiced corporate law for eleven years and served as the primary outside counsel for ITIS. Mr. O’Reilly holds a J.D. from Vanderbilt University and an A.B in English from Dartmouth College

Board Committees

        The Board of Directors has established a compensation committee and an audit committee, each consisting of Mr. Hipp and Mr. Brooks. The audit committee members are independent as defined by the National Association of Securities Dealers’ listing standards. The Board also has a standing nominating committee, consisting of Messrs. Hipp, Brooks, Jenkins, and Busk. Mr. Hipp is the chairman of this committee.

Section 16(a) Beneficial Reporting Compliance

        Based on a review of filings with the SEC, as well as copies of the reports and written representations we received from directors and officers required to file and their written representations, we believe that during the year ended December 31, 2001, Ms. Burlage filed two late reports on Form 4, and Messrs. Brooks, Hipp and Jenkins filed one late report on Form 4.

Item 10. Executive Compensation.

Summary Compensation Table

        The following table sets forth information regarding compensation paid during the past three fiscal years to our Chief Executive Officer and to any of the four most highly compensated executive officers who earned total salary and bonus in excess of $100,000 per year during the year ended December 31, 2001.

                                                              Long Term
                         Annual Compensation                 Compensation
                         -------------------                 ------------
Name and                                        Annual       Securities      All other
principal                                       Compen-      Underlying      compen-
position         Year    Salary($)   Bonus($)   sation($)  Options/SARs(#)   sation($)
---------        ----    --------    -------    --------   --------------    --------
John Jenkins     2001    $188,469      -0-       $-0-            -0-           -0-
President and
CEO              2000(1) $ 58,230(2)   -0-        -0-         300,000(3)       -0-
---------------- ------  --------    -------    ----------   -------------   --------
Holly J. Burlage
Vice President   2001    $143,175(2)   -0-        -0-          30,000(3)       -0-
and CFO
================ ====   ===========  =======    ==========   =============   ========
(1)	Mr. Jenkins became CEO and President in November 2000.
(2)	Represents compensation paid pursuant to consulting agreements.
(3)	These options are exercisable at $2.25 per share and vest in increments of one-third annually.

Option and Stock Appreciation Right Grants Table

        The following table sets forth information regarding the grant of options and stock appreciation rights during the year ended December 31, 2001, to each of our executive officers required to be named in the Summary Compensation Table.

                Number of Securities    Percent of total options/     Exercise or
                Underlying Options/   SARs granted to employees in    base price    Expiration
 Name             SARs granted (#)           fiscal year (%)            ($/Sh)         date
 ----           --------------------  ----------------------------    -----------   ---------
Holly J. Burlage     30,000                 Less than 1%                $2.25         02/28/08

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

        The following table shows the number of shares underlying unexercised options held at December 31, 2001 by each of the executive officers required to be named in the Summary Compensation Table, and the aggregate dollar value of in-the-money, unexercised options held at the end of the fiscal year. SANZ has not granted any stock appreciation rights.

                                   Number of                      Value of
                                  unexercised                   unexercised
                                   options at                   in-the-money
                                   FY-end (#)                    options at
Name                        exercisable/unexercisable             FY-end($)
----                        -------------------------           ------------
John Jenkins, CEO               100,000/200,000                      -0-(1)

Holly J. Burlage, CFO            10,000/20,000                       -0-(1)

_______________
(2)	These options are exercisable at $2.25 per share, in excess of the market price of the shares at December 31, 2001.

Compensation of Directors

        In September 2001, we granted 15,000 options, exercisable at $.81 per share (the market value on the date of grant), to each of our non-employee directors, Messrs. Brooks and Hipp. We paid no cash compensation to our directors for their services as directors during 2001.

Employment Contracts and Termination of Employment
and Change in Control Arrangements

        We have three year employment agreements with Messrs. Jenkins, Busk, Reilly and O’Reilly which require us to continue paying their salaries for a period of 12 months following termination of employment in the following cases:

°	if the employee terminates his employment within 90 days following change of control events,
°	if the employee terminates his employment due to our material change of his employment conditions; or
°	if we terminate his employment agreement other than for cause.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

The table below reflects the number of shares beneficially owned as of April 19, 2002 by:

°	each person or group we believe to be the beneficial owner of more than five percent of our shares;

°	each director;

°	all executive officers required to be named in the Summary Compensation Table; and

°	all directors and executive officers as a group.

Beneficial ownership includes shares represented by all options that are exercisable within 60 days after April 19, 2002.

                                               Amount and Nature of      Percent
Name and Address of Beneficial Owner           Beneficial Ownership      of Class

John Jenkins                                        415,000(1)             1.07%
900 West Castleton Road, Suite 100
Castle Rock, CO  80104

Fred T. Busk, III                                 2,579,887(2)             6.46%
50 Day Street
Norwalk, CT 06854

Brendan T. Reilly                                 4,839,117(3)            12.59%
50 Day Street
Norwalk, CT 06854
Holly J. Burlage                                    370,000(4)                 *
900 West Castleton Road, Suite 100
Castle Rock, CO  80104

Hugh A. O'Reilly                                  1,011,311(5)             2.57%
50 Day Street
Norwalk, CT 06854

Robert K. Brooks                                    100,000(6)                 *
900 West Castleton Road, Suite 100
Castle Rock, CO  80104

William R. Hipp                                      93,333(6)                 *
900 West Castleton Road, Suite 100
Castle Rock, CO  80104

All executive officers and                        9,287,032               22.45%
  directors as a group (7 persons)

Hollger LLC(7)                                    2,797,209                7.28%
c/o 5 Mile Ventures
95B Rowayton Avenue
Rowayton, CT 06855

Andrew K. Reilly                                  4,839,117               12.59%
7 Extension Street
Newport, RI

_________________

* Less than 1%.

(1)	Includes 100,000 shares underlying an option currently exercisable at $2.25 per share, 40,000 shares underlying a warrant currently exercisable at $.625 per share, and 40,000 shares underlying a warrant currently exercisable at $1.25 per share.

(2)	Includes 150,000 shares underlying an option currently exercisable at $.33 per share and 1,345,677 shares underlying an option currently exercisable at $.625 per share. A total of 1,719,924 of the shares (including shares issuable under options are under a lock-up agreement, pursuant to which 224,247 shares will cease to be restricted on October 1, 2002, and the remaining 1,495,677 shares will cease to be restricted on December 20, 2002.

(3)	Includes 3,629,338 shares which are under a lock-up agreement, of which 403,260 shares will cease to be restricted on October 1, 2002 and the remaining 3,226,078 shares will cease to be restricted on December 20, 2002.

(4)	Includes 10,000 shares underlying an option currently exercisable at $2.25 per share, 10,000 shares underlying a warrant currently exercisable at $.625 per share, 10,000 shares underlying a warrant currently exercisable at $1.25 per share; 100,000 shares underlying a warrant currently exercisable at $.81 per share; 100,000 shares underlying a warrant currently exercisable at $.89 per share; and 100,000 shares underlying a warrant currently exercisable at $1.00 per share.

(5)	Includes:200,000 shares underlying an option currently exercisable at $.33 per share; 411,635 shares underlying an option currently exercisable at $.625 per share; and 235,782 shares underlying an option currently exercisable at $.70 per share. A total of 746,395 shares (including shares issuable under options) are under a lock-up agreement, pursuant to which 74,639 shares will cease to be restricted on October 1, 2002 and the remaining 671,756 shares will cease to be restricted on December 20, 2002.

20

(6)	Includes 5,000 shares underlying an option currently exercisable at $10.82 per share, 15,000 shares underlying an option currently exercisable at $.81 per share, 10,000 shares underlying a warrant currently exercisable at $.625 per share and 10,000 shares underlying a warrant currently exercisable at $1.25 per share.

(7)	Messrs. Gary Holloway and Konrad Kruger may each be deemed to have voting and dispositive power over the shares held by Hollger, LLC.

Item 12. Certain Relationships and Related Transactions.

        There are no relationships or transactions required to be reported under this Item 12.

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

                                                                                                                                        SAN Holdings, Inc.
                                                                                                                                          (Registrant)

Date:              August 7, 2002                                                                       /s/ Hugh A. O’Reilly
                                                                                                                       Hugh A. O’Reilly
                                                                                                                       Senior Vice President, Legal and Administration

Date:             August 7, 2002                                                                        /s/ Holly J. Burlage
                                                                                                                       Holly J. Burlage
                                                                                                                       Senior Vice President of Finance