Form 10QSB
period 2002-06-30
SAN HOLDINGS INC
filed 2002-08-14
CIK 799097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

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

                                       Yes [X]                       No [  ]

As of August 14, 2002, 38,438,318 common shares, no par value per share, were outstanding.

SAN Holdings, Inc.
Form 10-QSB
June 30, 2002

INDEX

Part I:  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Consolidated Balance Sheets, December 31, 2001 and
                        June 30, 2002 (Unaudited)................................... 3

              Consolidated Statements of Operations for the
                        Three Months and Six Months Ended
                        June 30, 2001 and 2002 (Unaudited).......................... 4

              Consolidated Statements of Cash Flows for the
                        Six Months Ended June 30, 2001
                        and 2002 (Unaudited)........................................ 5

              Notes to Unaudited Consolidated Financial Statements.................. 6-7

    Item 2.   Management's Discussion and Analysis or Plan of Operation............. 8-10

Part II:   OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K...................................... 12

Signatures.......................................................................... 13

SAN Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and June 30, 2002

                                                                   December 31,      June 30,
                                                                      2001             2002
                                                                   -----------       ---------
                                                                                    (Unaudited)
Current Assets:

   Cash and cash equivalents ..................................   $  5,320,721    $  1,054,558
   Accounts receivable, less allowance for doubtful accounts
     of $212,750 and $36,060, respectively ....................      6,397,915       8,544,231
   Other receivables ..........................................        265,635         310,027
   Inventories ................................................      2,302,526       1,128,828
   Deferred maintenance contracts .............................        590,628       1,156,942
   Prepaid expenses ...........................................        153,646         181,528
                                                                  ------------    ------------
     Total current assets .....................................     15,031,071      12,376,114

   Property and equipment, net ................................      1,345,849       1,220,831
   Goodwill ...................................................     18,836,403      18,978,657
   Other assets ...............................................        538,965         198,059
                                                                  ------------    ------------
Total Assets ..................................................   $ 35,752,286    $ 32,773,661
                                                                  ============    ============

Current Liabilities:

   Accounts payable ...........................................   $ 10,907,003    $  8,985,522
   Accrued expenses ...........................................      2,694,910       1,062,578
   Deferred revenue ...........................................      2,123,269       1,282,720
   Short-term debt ............................................        200,349       2,484,399
                                                                  ------------    ------------
     Total current liabilities ................................     15,925,531      13,815,219

Stockholders' Equity:
   Preferred stock; no par value, 10,000,000 shares authorized;
     no shares issued and outstanding .........................           --              --

   Common stock; no par value, 75,000,000 shares authorized;
     37,022,624 and 38,438,318 shares, respectively,
     issued and outstanding ...................................     30,957,815      31,755,833
   Accumulated deficit ........................................    (11,131,060)    (12,797,391)
                                                                  ------------    ------------
     Total stockholders' equity ...............................     19,826,755      18,925,442
                                                                  ------------    ------------
Total Liabilities and Stockholders' Equity ....................   $ 35,752,286    $ 32,773,661
                                                                  ============    ============

See accompanying notes

SAN Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended June 30, 2001 and 2002
(Unaudited)

                                            For the three months ended      For the six months ended
                                                     June 30,                        June 30,
                                            --------------------------      --------------------------
                                               2001            2002            2001            2002
                                               ----            ----            ----            ----

Revenues ..............................   $  5,542,214    $  9,249,102    $  8,910,597    $ 18,461,402

Cost of goods sold ....................      4,642,283       7,460,082       7,312,221      14,786,686
                                          ------------    ------------    ------------    ------------
   Gross profit .......................        899,931       1,789,020       1,598,376       3,674,716

Engineering, selling, general
  and administrative expenses .........      1,727,491       2,481,099       3,479,587       4,718,525
Depreciation and amortization .........        179,395         290,472         226,354         550,368
                                          ------------    ------------    ------------    ------------
    Loss from operations ..............     (1,006,955)       (982,551)     (2,107,565)     (1,594,177)

Other income (expense):
   Interest expense ...................        (11,355)        (14,429)        (20,687)        (77,700)
   Interest income ....................          3,067           5,110           8,461           5,546
   Other income .......................          3,608            --            11,419            --
                                          ------------    ------------    ------------    ------------
     Total other income (expenses) ....         (4,680)         (9,319)           (807)        (72,154)
                                          ------------    ------------    ------------    ------------
Net loss ..............................   $ (1,011,635)   $   (991,870)     (2,108,372)   $ (1,666,331)
                                          ============    ============    ============    ============

Loss per common share:
Basic loss
   per common share ...................   $      (0.11)   $       (.03)   $       (.23)   $       (.04)
                                          ============    ============    ============    ============
Diluted loss
   per common share ...................   $      (0.11)   $       (.03)   $       (.23)   $       (.04)
                                          ============    ============    ============    ============

Weighted average shares outstanding:
   Basic ..............................      9,398,996      38,438,318       9,349,935      37,781,311
                                          ============    ============    ============    ============
   Diluted ............................      9,398,996      38,438,318       9,349,935      37,781,311
                                          ============    ============    ============    ============

See accompanying notes

SAN Holdings, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2002
(Unaudited)

                                                                 June 30,       June 30,
                                                                   2001           2002
                                                                 -------        -------

Cash flows from operating activities:
   Net loss ................................................   $(2,108,372)   $(1,666,331)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
       Depreciation and amortization .......................       226,354        550,368
       Changes in operating assets and liabilities, net of
         acquisitions:
       Accounts receivable .................................       142,256     (2,190,708)
       Inventories .........................................      (129,907)     1,173,698
       Prepaid expenses ....................................       (65,679)      (594,196)
       Accounts payable ....................................      (623,642)    (1,923,645)
       Accrued expenses ....................................     1,717,173     (1,630,170)
       Deferred revenue ....................................      (119,061)      (840,549)
       Other assets ........................................        80,969         12,192
                                                               -----------    -----------
         Total adjustments .................................     1,228,463     (5,443,010)
                                                               -----------    -----------
     Net cash used in operating activities .................      (879,909)    (7,109,341)

Cash flows from investing activities:
   Maturity of certificate of deposit ......................       497,093           --
   Purchase of property and equipment ......................      (331,786)       (96,523)
   Acquisition costs .......................................          --         (142,367)
                                                               -----------    -----------
     Net cash provided by (used in) investing activities ...       165,307       (238,890)

Cash flows from financing activities:
   Proceeds from sale of common stock and warrants .........     4,878,204        798,018
   Proceeds from short-term borrowings .....................          --        2,484,399
   Payments on notes payable ...............................      (535,628)      (200,349)
                                                               -----------    -----------
     Net cash provided by financing activities .............     4,342,576      3,082,068
                                                               -----------    -----------
Net increase (decrease) in cash and cash equivalents .......     3,627,974     (4,266,163)
Cash and cash equivalents at beginning of period ...........       282,932      5,320,721
                                                               -----------    -----------
Cash and cash equivalents at end of period .................   $ 3,910,906    $ 1,054,558
                                                               ===========    ===========

See accompanying notes

SAN Holdings, Inc.
FORM 10-QSB
June 30, 2002
Notes to Unaudited Financial Statements

1.    Basis of Presentation

The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results to be expected for the year.

2.    Line of Credit; Merger of Operating Subsidiaries

On July 1, 2002, the Company amended its line of credit agreement with Wells Fargo Business Credit, Inc. to increase the maximum eligible borrowing amount to $5 million from $2.5 million. Also on July 1, 2002, the Company’s two operating subsidiaries merged with one another, with the result that all accounts receivable generated after that date are available to support borrowing under the line of credit, subject to customary eligibility requirements, and all of the Company’s assets (other than those held by the holding company) secure the line of credit. All other terms of the line of credit remain the same following the increase, except that the dollar amounts of certain covenants have been adjusted to reflect the combined operations.

3.    Receivable from XS Data Solutions

As disclosed in the Company’s Annual Report on Form 10-KSB, the Company holds a receivable from XS Data Solutions, Inc. that, as a result of collection litigation, is secured by the equipment initially sold to XS Data. Following settlement of that litigation and a partial payment by XS Data, that receivable is in the remaining amount of $250,000, and is recorded (net of a reserve) in Other Receivables. XS Data has defaulted on its quarterly payment obligations to the Company and has filed for bankruptcy protection. The Company is vigorously pursuing its rights as a secured creditor in the bankruptcy proceedings. The Company believes that the value of the collateral securing the net receivable is adequate to prevent further loss.

4.    Basic and Diluted Net Earnings (Loss) Per Share

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

SAN Holdings, Inc.
FORM 10-QSB
June 30, 2002
Notes to Unaudited Financial Statements (Continued)

5.    Goodwill and Other Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, SFAS No. 142, Goodwill and Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

The Company amortized goodwill and intangible assets acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, quarterly and annual goodwill amortization is no longer recognized. We have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. No impairment losses resulted.

SAN Holdings, Inc.
FORM 10-QSB
June 30, 2002
Notes to Unaudited Financial Statements (Continued)

Net loss and loss per share for the three month and six month periods ended June 30, 2002 and 2001, adjusted to exclude amortization expense, is as follows:

                                                   Three months ended        Six months ended
                                                        June 30,                 June 30,
                                                   ------------------         ----------------
                                                    2001         2002         2001        2002
                                                    ----         ----         ----        ----

Net loss - as reported                         (1,011,635)     (991,870)  (2,108,372)  (1,666,331)
Goodwill amortization                              52,220          --        108,270        --
                                               ----------    ----------   ----------   ----------
Net loss - as adjusted                           (959,415)     (991,870)  (2,000,102)  (1,666,331)
                                               ===========   -=========   ==========   ==========

Basic and diluted loss per share - as reported       (.11)         (.03)        (.23)        (.04)
Goodwill amortization                                 .01           --           .02          --
                                                     ----          ----         ----          ---
Basic and diluted loss per share as adjusted         (.10)         (.03)        (.21)        (.04)
                                                     ====          ====         ====         ====

SFAS No. 144

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The implementation of this standard did not have an effect on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-looking statements. From time to time, information provided by the Company or statements made by our directors, officers or employees may contain “forward-looking” information, subject to numerous risks and uncertainties. Statements that are not historical or current facts are “forward-looking statements” which often can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the federal securities laws. Any such forward-looking statements, which speak only as of the date made, represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of our products; the rate of growth in the industries of our products; the presence of competitors with greater technical, marketing and financial resources; our ability to promptly and effectively respond to technological change to meet evolving customer needs; our ability to successfully expand our operations; and our success at integrating with our own the operations and management of any business we acquire. Additional factors are discussed in the Company’s Form 10-KSB for the year ended December 31, 2001, to which reference should be made.

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

We periodically review the carrying value of our goodwill when events and circumstances warrant such a review. The methods used for this review are performed using estimates of future cash flows or market value of common stock. If the carrying value of our goodwill or other intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or other intangible assets exceeds its fair value. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of such cash flows and fair value, however, could affect the calculation. It is at least reasonably possible that the estimates we use to evaluate the realizability of goodwill will be materially different from actual amounts or results.

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

The consolidated financial statements discussed below include the accounts of Storage Area Networks, Inc. for all periods presented, plus subsidiaries from the dates of their acquisition by the Company. Notably, because ITIS Services was acquired as of December 31, 2001, the results of its operations are reflected in these financial statements for the three-month and six-month periods ended June 30, 2002, but are not reflected in the financial statements in the corresponding periods of the prior year. All significant intercompany balances have been eliminated.

Results of Operations

Quarter Ended June 30, 2002 Compared to Quarter Ended June30, 2001

Sales. Our sales increased by $3.7 million during the three months ended June 30, 2002 from $5.5 million for the three months ended June 30, 2001 to $9.2 million for the three months ended June 30, 2002. Of this amount, we estimate that approximately $2.7 million consists of sales in markets penetrated through the acquisition of ITIS. Increased sales into the commercial markets during the second quarter of 2002 accounted for most of the remainder of the increase. Sales were weighted slightly toward the government market during the second quarter of 2002, with slightly less than one-half of total sales to commercial customers and the balance to a mix of federal and state government end-users (including both direct government sales and those made to government prime contractors).

Gross Profit. Gross profit as a percent of sales was 19% for the quarter ended June 30, 2002 compared to 16% for the prior year quarter. The higher gross profit is due to the revenue mix in 2002 being shifted toward commercial customers, rather than the predominantly government customer base experienced in 2001. These commercial sales are generally at a higher margin than sales to government customers.

Engineering, Selling, General and Administrative. Engineering, selling, general and administrative expenses increased by $575,000 during 2002 compared to the same period in 2001. The acquisition of ITIS Services, Inc. in December 2001 accounts for this increase. Operating expenses during this period represented 27% of revenue, as compared to 31% of revenue during the prior year period. During July and August 2002, the Company took certain actions that were intended to reduce expenses to better align expense and gross profit levels, including the elimination of a limited number of positions. However, the full effect of these changes is not likely to be realized until the fourth quarter of 2002.

Six Months Ended June 30, 2002 Compared to Six Months Ended June30, 2001

Sales. Our sales increased by $9.5 million during the six months ended June 30, 2002, from $8.9 million for the six months ended June 30, 2001 to $18.4 million for the six months ended June 30, 2002. Of this amount, we estimate that approximately $5.5 million consists of sales in markets penetrated through the acquisition of ITIS. Increased sales into the commercial markets during the first half of 2002 accounted for most of the remainder of the increase. Sales were weighted toward the commercial market during the first half of 2002, with slightly more than one-half of sales generated by sales to commercial customers and the balance to a mix of federal and state government end-users (including both direct government sales and those made to government prime contractors).

Gross Profit. Gross profit as a percent of sales was 20% for the six months ended June 30, 2002 compared to gross profit as a percent of sales of 18% for the prior year period. The higher gross profit is due to the revenue mix in 2002 being weighted to commercial customers. These sales are generally at a higher margin than sales to government customers.

Engineering, Selling, General and Administrative. Engineering, selling, general and administrative expenses increased by $1.2 million during 2002 compared to the same period in 2001. The acquisition of ITIS Services, Inc. in December 2001 accounts for this increase. Operating expenses during this period represented 25% of revenue, as compared to 39% of revenue during the prior year period.

Interest Expense. Interest expense increased from $20,687 for the six months ended June 30, 2001 to $77,700 for the comparable 2002 period due to borrowings on the line of credit during 2002.

Liquidity and Capital Resources

Our cash position decreased by $4.3 million from December 31, 2001, to $1.0 million in cash and cash equivalents at June 30, 2002.

For the six months ended June 30, 2002, our operating activities used $7.1 million of cash compared to $1.2 million of cash generated during the comparable period in 2001. The increase in cash use primarily is due to a net reduction in accounts payable ($1.9 million), a net reduction in accrued expenses ($1.6 million), and an increase in accounts receivable ($2.2 million).

Cash from investing activities decreased from $165,000 generated in the prior year to $239,000 used in the current year. This decrease primarily is the result of a certificate of deposit maturing in the prior year.

We generated cash from financing activities in the prior year of $4.3 million compared to $3.1 million in the current year. This is due to borrowings on the line of credit in 2002.

On July 1, 2002, we finalized the renegotiation of our existing $2.5 million line of credit with Wells Fargo Business Credit, Inc. to a $5 million line of credit agreement. Consistent with the terms of the credit line prior to these amendments, covenants in the credit agreement permit the lender to declare the loan in default if we do not meet the net income and book net worth levels that we have agreed to maintain. These levels were determined based on our discussions with the lender, and we believe that we will be able to maintain these covenants. As of June 30, 2002, we had borrowed $2,484,399 against this line of credit for working capital needs.

Given the increase in the credit line from $2.5 million to $5.0 million, current working capital and the line of credit are anticipated to be adequate to finance operations for at least the remainder 2002. It should be noted, however, that the funds available under the credit line are limited by the amount of eligible accounts receivable we hold at any given time, and fluctuations in the timing of customer orders can adversely effect our ability to draw on the line when required.

As noted above, during July and August 2002 the Company took certain actions intended to reduce expenses to better align expense and gross profit levels and, in so doing, to reduce cash requirements. However, the full effect of these changes is not likely to be realized until the fourth quarter of 2002. There also can be no assurance that these actions will succeed in reducing operating expenses to a level at or below future gross profits. For this reason, as well as the continuing slow pace of the economy in general and of technology spending in particular, there is a possibility that we will need to raise additional capital in the foreseeable future.

Part II

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with this Form 10-QSB:

10.1	Second Amendment to Credit and Security Agreement by and between Storage Area Networks, Inc. and Wells Fargo Business Credit, Inc., dated as of July 1, 2002. Incorporated by reference to Exhibit 10.13(a) to Registration Statement on Form SB-2/A No. 1 (SEC File No. 333-87196), filed July 23, 2002

99.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K. On July 7, 2002, we filed Form 8-K/A No. 2 dated December 19, 2001, related to our acquisition of ITIS Services, Inc. This amendment included revised pro forma financial information, and unaudited financial statements of ITIS Services, Inc. pursuant to Item 7 .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                       SAN Holdings, Inc.
                                                                                                                       (Registrant)

Date:              August 14, 2002                                                                   /s/ John Jenkins
                                                                                                                       John Jenkins
                                                                                                                       Chairman, President and CEO

Date:              August 14, 2002                                                                   /s/ Hugh A. O’Reilly
                                                                                                                       Hugh A. O’Reilly
                                                                                                                       Sr. Vice President and CFO
                                                                                                                       Principal Financial Officer

Date:              August 14, 2002                                                                   /s/ Daniel B. Hemphill
                                                                                                                       Daniel B. Hemphill
                                                                                                                       Controller and Principal Accounting Officer