Form 10QSB
period 2002-09-30
SAN HOLDINGS INC
filed 2002-11-14
CIK 799097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended September 30, 2002

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

                                       Yes [X]                       No [  ]

As of November 14, 2002, 38,269,102 common shares, no par value per share, were outstanding.

SAN Holdings, Inc.
Form 10-QSB
September 30, 2002

INDEX

Part I:  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Consolidated Balance Sheets, December 31, 2001 and
                   September 30, 2002 (Unaudited)................................... 3

              Consolidated Statements of Operations for the Three
                   Months and Nine Months Ended September 30,
                   2001 and 2002 (Unaudited)........................................ 4

              Consolidated Statements of Cash Flows for the Nine Months
                   Ended September 30, 2001 and 2002 (Unaudited).................... 5

              Notes to Unaudited Consolidated Financial Statements.................. 6-8

    Item 2.   Management's Discussion and Analysis or Plan of Operations............ 8-12

    Item 3.   Controls and Procedures............................................... 12

Part II:   OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K...................................... 12

SIGNATURES.......................................................................... 13

CERTIFICATIONS ..................................................................... 14-15

SAN Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and September 30, 2002

                                                                    December 31,   September 30,
                                                                      2000             2002
                                                                    ------------   -----------
Current Assets:                                                                    (Unaudited)

   Cash and cash equivalents ..................................   $  5,320,721    $  1,246,583
   Accounts receivable, less allowance for doubtful accounts
     of $212,750 and $135,597, respectively ...................      6,397,915       7,595,591
   Other receivables ..........................................        265,635         344,619
   Inventories ................................................      2,893,154         493,924
   Deferred maintenance contracts .............................        590,628       1,543,146
   Prepaid expenses ...........................................        153,646         149,849
                                                                  ------------    ------------
     Total current assets .....................................     15,621,699      11,373,712

   Property and equipment, net ................................      1,345,849       1,108,811
   Goodwill ...................................................     18,836,403      18,978,657
   Other assets ...............................................        538,965         185,608
                                                                  ------------    ------------
Total Assets ..................................................   $ 36,342,914    $ 31,646,787
                                                                  ============    ============

Current Liabilities:

   Accounts payable ...........................................   $ 10,907,003    $  8,833,077
   Accrued expenses ...........................................      2,694,910       1,319,096
   Deferred revenue ...........................................      2,713,897       1,644,922
   Short-term debt ............................................        200,349       1,792,014
                                                                  ------------    ------------
     Total current liabilities ................................     16,516,159      13,589,109

Stockholders' Equity:
   Preferred stock; no par value, 10,000,000 shares authorized;
     no shares issued and outstanding .........................           --              --

   Common stock; no par value, 75,000,000 shares authorized;
     37,022,624 and 38,269,102 shares, respectively,
     issued and outstanding ...................................     30,957,815      31,755,833
   Accumulated deficit ........................................    (11,131,060)    (13,698,155)
                                                                  ------------    ------------
     Total stockholders' equity ...............................     19,826,755      18,057,678
                                                                  ------------    ------------
Total Liabilities and Stockholders' Equity ....................   $ 36,342,914    $ 31,646,787
                                                                  ============    ============

See accompanying notes

SAN Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 2001 and 2002
(Unaudited)

                                            For the three months ended      For the nine months ended
                                                     September 30,                 September 30,
                                            --------------------------      --------------------------
                                               2001            2002            2001            2002
                                               ----            ----            ----            ----

Revenues ..............................   $  5,464,387    $  8,674,204    $ 14,374,984    $ 27,135,606

Cost of goods sold ....................      4,724,131       7,113,450      12,036,352      21,900,135
                                          ------------    ------------    ------------    ------------
   Gross profit .......................        740,256       1,560,754       2,338,632       5,235,471

Engineering, selling, general
  and administrative expenses .........      1,775,712       2,235,288       5,252,233       6,953,814
Depreciation and amortization .........        132,421         171,473         361,841         721,840
                                          ------------    ------------    ------------    ------------
    Loss from operations ..............     (1,167,877)       (846,007)     (3,275,442)     (2,440,183)

Other income (expense):
   Interest expense ...................        (20,431)        (56,373)        (41,168)       (134,073)
   Interest income ....................         14,383           1,614          34,313           7,161
   Other income .......................            --              --              --              --
                                          ------------    ------------    ------------    ------------
     Total other income (expenses) ....         (6,048)        (54,758)         (6,855)       (126,912)
                                          ------------    ------------    ------------    ------------
Net loss ..............................   $ (1,173,925)   $   (900,765)     (3,282,297)   $ (2,567,096)
                                          ============    ============    ============    ============

Loss per common share:
Basic loss
   per common share ...................   $      (0.06)   $       (.02)   $       (.27)   $       (.07)
                                          ============    ============    ============    ============
Diluted loss
   per common share ...................   $      (0.06)   $       (.02)   $       (.27)   $       (.07)
                                          ============    ============    ============    ============

Weighted average shares outstanding:
   Basic ..............................     18,259,923      38,269,102      12,319,931      37,944,191
                                          ============    ============    ============    ============
   Diluted ............................     18,259,923      38,269,102      12,319,931      37,944,191
                                          ============    ============    ============    ============

See accompanying notes

SAN Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2002
(Unaudited)

                                                               September 30,  September 30,
                                                                   2001           2002
                                                                 -------        -------

Cash flows from operating activities:
   Net loss ................................................   $(3,282,295)   $(2,567,096)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
       Depreciation and amortization .......................       361,841        575,505
       Changes in operating assets and liabilities, net of
         acquisitions:
       Accounts receivable .................................      (837,933)    (1,276,660)
       Inventories .........................................      (196,043)     2,399,230
       Prepaid expenses ....................................       (68,663)      (948,721)
       Accounts payable ....................................       379,774     (2,008,533)
       Accrued expenses ....................................     2,401,338     (1,441,209)
       Deferred revenue ....................................      (164,698)    (1,068,975)
       Other assets ........................................      (347,098)       122,470
                                                               -----------    -----------
         Total adjustments .................................     1,528,518     (3,646,893)
                                                               -----------    -----------
     Net cash used in operating activities .................    (1,753,777)    (6,213,989)

Cash flows from investing activities:
   Maturity of certificate of deposit ......................       497,093           --
   Purchase of property and equipment ......................      (476,156)      (107,467)
   Acquisition costs .......................................          --         (142,367)
                                                               -----------    -----------
     Net cash provided by (used in) investing activities ...        20,937       (249,834)

Cash flows from financing activities:
   Proceeds from sale of common stock and warrants .........     4,878,115        798,019
   Proceeds from short-term borrowings (net) ...............          --        1,792,014
   Payments on notes payable ...............................      (665,628)      (200,349)
                                                               -----------    -----------
     Net cash provided by financing activities .............     4,212,487      2,389,684
                                                               -----------    -----------
Net increase (decrease) in cash and cash equivalents .......     2,479,647     (4,074,138)
Cash and cash equivalents at beginning of period ...........       282,932      5,320,721
                                                               -----------    -----------
Cash and cash equivalents at end of period .................   $ 2,762,579    $ 1,246,583
                                                               ===========    ===========

See accompanying notes

SAN Holdings, Inc.
FORM 10-QSB
September 30, 2002
Notes to Unaudited Financial Statements

1.    Basis of Presentation

The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. Certain reclassifications have been made on the Balance Sheet to the December 31 balances to conform to the current period presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results to be expected for the year.

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

3.    Receivable from XS Data Solutions

As disclosed in the Company’s Annual Report on Form 10-KSB, the Company holds a receivable from XS Data Solutions, Inc. that, as a result of collection litigation, is secured by the equipment initially sold to XS Data. Following settlement of that litigation and a partial payment by XS Data, that receivable is in the remaining amount of $250,000, and is recorded (net of a reserve) in Other Receivables. XS Data has defaulted on its quarterly payment obligations to the Company and filed for bankruptcy protection in July 2002. The Company is vigorously pursuing its rights as a secured creditor in the bankruptcy proceedings. The Company is currently negotiating terms for XS Data or an acquiror of XS Data’s operations to resume regular payments. The Company believes that the value of the collateral securing the net receivable is adequate to prevent further loss.

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
September 30, 2002
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

        °    effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually or whenever there is an impairment indicator; and

        °    all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company amortized goodwill and intangible assets acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, quarterly and annual goodwill amortization is no longer recognized. We have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. No impairment losses resulted.

SAN Holdings, Inc.
FORM 10-QSB
September 30, 2002
Notes to Unaudited Financial Statements (Continued)

Net loss and loss per share for the three month and nine month periods ended September 30, 2002 and 2001, adjusted to exclude amortization expense, is as follows:

                                                   Three months ended         Nine months ended
                                                      September 30,             September 30,
                                                   ------------------         ----------------
                                                    2001         2002         2001        2002
                                                    ----         ----         ----        ----

Net loss - as reported                         (1,173,925)     (900,765)  (3,282,297)  (2,567,096)
Goodwill amortization                              54,135          --        162,405        --
                                               ----------    ----------   ----------   ----------
Net loss - as adjusted                         (1,119,790)     (900,765)  (3,119,892)  (2,567,096)
                                               ===========   -=========   ==========   ==========

Basic and diluted loss per share - as reported       (.06)         (.02)        (.27)        (.07)
Goodwill amortization                                 .00           --           .01          --
                                                     ----          ----         ----          ---
Basic and diluted loss per share as adjusted         (.06)         (.02)        (.26)        (.07)
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

We review the carrying value of our goodwill annually or more often if events and circumstances warrant such a review. One of the methods used for this review is performed using estimates of future cash flows. If the carrying value of our goodwill or other intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or other intangible assets exceeds its fair value. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of such cash flows and fair value, however, could affect the calculation. It is at least reasonably possible that the estimates we use to evaluate the realizability of goodwill will be materially different from actual amounts or results.

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

The consolidated financial statements discussed below include the accounts of Storage Area Networks, Inc. for all periods presented, plus subsidiaries from the dates of their acquisition by the Company. Notably, because ITIS Services was acquired as of December 31, 2001, the results of its operations are reflected in these financial statements for the three-month and nine-month periods ended September 30, 2002, but are not reflected in the financial statements in the corresponding periods of the prior year. All significant intercompany balances have been eliminated.

Results of Operations

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Sales. Our sales increased by $3.2 million during the three months ended September 30, 2002 from $5.5 million for the three months ended September 30, 2001 to $8.7 million for the three months ended September 30, 2002. Of this amount, we estimate that approximately $2.4 million consists of sales in markets penetrated through the acquisition of ITIS. Increased sales into the commercial markets during the third quarter of 2002 accounted for most of the remainder of the increase. Sales were weighted moderately toward the commercial market during the third quarter of 2002, with approximately 65% of total sales to commercial customers and the balance to a mix of federal and state government end-users (including both direct government sales and those made to government prime contractors).

Gross Profit. Gross profit as a percent of sales was 18% for the quarter ended September 30, 2002 compared to 14% for the prior year quarter. The higher gross profit is due to the revenue mix in 2002 being shifted toward commercial customers, rather than the predominantly government customer base experienced in 2001. These commercial sales are generally at a higher margin than sales to government customers.

Engineering, Selling, General and Administrative. Engineering, selling, general and administrative expenses increased by $500,000 during 2002 compared to the same period in 2001. The acquisition of ITIS Services, Inc. in December 2001 accounts for this increase, offset in part by reductions in certain redundant costs. Operating expenses during this period represented 28% of revenue, as compared to 35% of revenue during the prior year period. Over the course of the third quarter of 2002, the Company took certain actions (including the elimination of a limited number of positions) to reduce expenses and thereby better align total expenses with currently-anticipated gross profit levels. However, because those actions were not full implemented until after the beginning of the period, and certain of the actions will phase in over a period of time, the full effect of these changes will not be realized until the fourth quarter of 2002 or later.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Sales. Our sales increased by $12.7 million during the nine months ended September 30, 2002, from $14.4 million for the nine months ended September 30, 2001 to $27.1 million for the nine months ended September 30, 2002. Of this amount, we estimate that approximately $11.0 million consists of sales in markets penetrated through the acquisition of ITIS. Increased sales into commercial markets in other geographies accounted for most of the remainder of the increase. Sales were weighted slightly toward the commercial market during the first nine months of 2002, with 55% of revenues being generated by sales to commercial customers and the balance to a mix of federal and state government end-users (including both direct government sales and those made to government prime contractors).

Gross Profit. Gross profit as a percent of sales was 19% for the nine months ended September 30, 2002 compared to gross profit as a percent of sales of 16% for the prior year period. The higher gross profit is due to the revenue mix in 2002 being weighted to commercial customers. These sales are generally at a higher margin than sales to government customers.

Engineering, Selling, General and Administrative. Engineering, selling, general and administrative expenses increased by $2.1 million during 2002 compared to the same period in 2001. The acquisition of ITIS Services, Inc. in December 2001 accounts for this increase, offset in part by reductions in certain redundant costs. Operating expenses during this period represented 28% of revenue, as compared to 39% of revenue during the prior year period. This reduction in the operating expense ratio results from the fact, while total operating expense increased from the 2001 period to the 2002 period (as a result of the ITIS acquisition), that acquisition and other factors caused sales volume to increase at a rate significantly faster than the increase in operating expense.

Interest Expense. Interest expense increased from $41,000 for the nine months ended September 30, 2001 to $134,000 for the comparable 2002 period due to borrowings on the line of credit during 2002.

Liquidity and Capital Resources

Our cash position decreased by $4.1 million from December 31, 2001, to $1.2 million in cash and cash equivalents at September 30, 2002.

For the nine months ended September 30, 2002, our operating activities used $6.3 million of cash compared to $1.8 million of cash used during the comparable period in 2001. The increase in cash use primarily is due to a net reduction in accounts payable ($2.0 million), a net reduction in accrued expenses ($1.4 million), and an increase in accounts receivable ($1.3 million), offset in part by a decrease in inventories ($2.4 million).

Cash from investing activities decreased from $21,000 generated in the prior year to $250,000 used in the current year. This decrease primarily is the result of a certificate of deposit maturing in the prior year.

We generated cash from financing activities in the prior year of $4.2 million compared to $2.4 million in the current year. This is due to borrowings on the line of credit in 2002.

On July 1, 2002, we finalized the renegotiation of our existing $2.5 million line of credit with Wells Fargo Business Credit, Inc. to a $5 million line of credit agreement. We regularly draw on this line and repay the amounts borrowed, addressing timing differences between our collections from clients and our payments to vendors. It should be noted, however, that the funds available under the credit line are limited by the amount of eligible accounts receivable we hold at any given time, and fluctuations in the timing of customer orders can adversely effect our ability to draw on the line when required. Consistent with the terms of the credit line prior to these amendments, covenants in the credit agreement permit the lender to declare the loan in default if our operating subsidiary does not meet the net income and book net worth levels that we have agreed to maintain. These levels were determined based on our discussions with the lender and are periodically reset following negotiation with the lender to reflect changes in our business. We believe that we will be able to maintain these covenants as they may be reset from time to time. As of September 30, 2002, we had borrowed $1,772,798 against this line of credit for working capital needs.

As of September 30, 2002, we had approximately $1.25 million of cash. During the first nine months of 2002, we generated a net loss before depreciation and amortization of $1.7 million. As noted above,. during the third quarter of 2002 we took certain actions (including the elimination of a limited number of positions) to reduce expenses and thereby better align total expenses with currently-anticipated gross profit levels. However, because those actions were not full implemented until after the beginning of the period, and certain of the actions will phase in over a period of time, the full effect of these changes will not be realized until the fourth quarter of 2002 or later.

While these actions are currently projected to enable us to reach profitability without raising additional capital, there can be no assurance that they will succeed in doing so. For this reason, as well as the continuing slow pace of the economy in general and of technology spending in particular, there is a possibility that we will need either to undertake further cost-cutting measures (which could entail curtailing certain operations), or to raise additional capital, or both. If we do seek to raise capital, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid further cost-cutting. If equity capital were raised, the issuance of those shares would also be dilutive to the ownership interests of all other stockholders.

Item 3.    Controls and Procedures

Within the 90 days prior to the date of this report, an evaluation was performed, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. We have not made any significant changes in our disclosure controls and procedures or in other factors that could significantly affect those disclosure controls and procedures subsequent to the date of the evaluation described above.

PART II

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with this Form 10-QSB:

10.1	Second Amendment to Credit and Security Agreement by and between Storage Area Networks, Inc. and Wells Fargo Business Credit, Inc., dated as of July 1, 2002. Incorporated by reference to Exhibit 10.16 to Registration Statement on Form SB-2/A No. 2 (SEC File No. 333-87196), filed November 4, 2002.

10.2	Amended and Restated Employment Agreement - Fred T. Busk, III. Incorporated by reference to Exhibit 10.17 to Registration Statement on Form SB-2/A No. 2 (SEC File No. 333-87196), filed November 4, 2002.

99.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K. On July 17, 2002, we filed Amendment No. 2 to our Current Report on Form 8-K dated December 19, 2001, related to our acquisition of ITIS Services, Inc. This amendment included revisions to the pro forma financial information filed pursuant to Item 7 of Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                       SAN Holdings, Inc.
                                                                                                                       (Registrant)

Date:           November 14, 2002                                                                   /s/ John Jenkins
                                                                                                                       John Jenkins, Chairman, President and CEO

Date:           November 14, 2002                                                                   /s/ Hugh A. O’Reilly
                                                                                                                       Hugh A. O’Reilly
                                                                                                                       Sr. Vice President and CFO
                                                                                                                       Principal Financial Officer

Date:           November 14, 2002                                                                   /s/ Daniel B. Hemphill
                                                                                                                       Daniel B. Hemphill
                                                                                                                       Controller and Principal Accounting Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, John Jenkins, Chief Executive Officer of SAN Holdings, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of SAN Holdings, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:           November 14, 2002                                                                   /s/ John Jenkins
                                                                                                                       John Jenkins, President and
                                                                                                                       Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Hugh A. O’Reilly, Chief Financial Officer of SAN Holdings, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of SAN Holdings, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:           November 14, 2002                                                                   /s/ Hugh A. O’Reilly
                                                                                                                       Hugh A. O’Reilly
                                                                                                                       Senior Vice President and
                                                                                                                       Chief Financial Officer