Form 10KSB
period 2002-12-31
SAN HOLDINGS INC
filed 2003-04-16
CIK 799097

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16423

SAN Holdings, Inc.
 (Name of Small Business Issuer in its Charter)

Colorado (State of incorporation)	84-0907969 (I.R.S. Employer File Number)

      900 West Castleton Road, Suite 210, Castle Rock, CO 80104                                     (303) 660-3933
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Issuer’s revenues for its most recent fiscal year: $33,002,509.

As of March 31, 2003, 38,269,102 shares of the Registrant’s common stock were outstanding.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 28, 2002): $11,410,000.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

Information required under Items 9, 10, 11 and 12 of Part III hereof is incorporated by reference to portions of the registrant’s definitive Proxy Statement to be filed no later than April 30, 2003.

SAN HOLDINGS, INC.FORM
10-KSB

TABLE OF CONTENTS

Item No                                                                                                                                                                              Page

Part I

1.	Description of Business	3
2.	Description of Property	8
3.	Legal Proceedings	8
4.	Submission of Matters to a Vote of Security Holders	8

Part II

5.	Market for Common Equity and Related Stockholder Matters	9
6.	Management’s Discussion and Analysis or Plan of Operation	10
7.	Financial Statements	18
8.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	18

Part III

Information required under Items 9, 10, 11 and 12 of Part III hereof is incorporated by reference to portions of the registrant’s definitive Proxy Statement to be filed no later than April 30, 2003.

13.	Exhibits and Reports on Form 8-K	19
14.	Controls and Procedures	21

PART I

Item 1. Description of Business

                 This annual report on Form 10-KSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 In many but not all cases you can identify forward-looking statements by words such as “expects,” “anticipates,” “believes,” “plans,” “intends,” “estimates,” variations of such words, and similar expressions. These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future, and are based on information available to us at this time. We assume no obligation to update any of these statements and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Actual events and results could differ materially from our expectations as a result of many factors, including those identified in the section titled “Investment Considerations” under Item 6, Management’s Discussion and Analysis or Plan of Operation and other sections of this Form 10-KSB. We urge you to review and consider those factors, and those identified from time to time in our reports and filings with the SEC, for information about risks and uncertainties that may affect our future results. All forward-looking statements we make after the date of this filing are also qualified by this cautionary statement and identified risks.

Overview

                 SAN Holdings, Inc. (referred to hereafter as SANZ) provides sophisticated enterprise-level data storage and data management solutions to clients in the commercial and government markets. We focus on the design, delivery and management of data storage systems, especially those that are built using a network architecture. Because we typically design integrated solutions for our clients rather than merely selling them hardware, we are known in the industry as a “storage solution provider.”

                 In the course of our business, we provide the following products and services:

                  °        Custom storage solutions that we design and deliver as a customized project to meet a client’s specific needs.

                  °        Integrated solution products that are optimized for specific market segments.

                  °        Storage-related consulting services.

                 Historically, we have generated revenue from a mix of custom-designed projects consisting of both goods and services, re-sale of data storage products without a significant service element, and project-based and time-and-materials based consulting and similar services. Approximately two years ago, we also began development of integrated solution products to provide data storage and management solutions that are tailored to deliver optimized performance for particular market segments. That development effort has led to our EarthWhereTM product, which is designed to facilitate storage and distribution of geospatial data (e.g., map data, satellite and aerial imagery, etc.). We recorded several early sales of EarthWhereTM in 2002, and expect to develop additional sales in 2003.

                 Growing demand for data storage is the result of a proliferation of data intensive applications, from areas as sophisticated as document imaging, pharmaceutical development, electronic banking, satellite imagery manipulation, and scientific research, to those as basic as email. A combination of business, regulatory and geopolitical concerns have also caused businesses to recognize the need for effective archiving of their data and recovery of that data in the event of disaster or other failure. The common thread among these applications is that data storage is an enabling element. In addition to fundamental issues of data storage, data availability becomes critical. Today’s businesses depend on rapid response time, both internally and with vendors and customers via the Internet, making high availability essential for a wide variety of applications. Consolidating data storage in networks at centralized data centers lowers costs through increased utilization and more efficient management.

                 Because we have attempted to grow rapidly, and simultaneously have incurred substantial expenses in our efforts to develop our integrated solution products, we have generated significant losses over our operating history. ITIS Services, Inc., which we acquired at the end of 2001, also generated significant losses as an independent company prior to its acquisition by SANZ. While we have narrowed these losses in recent periods and we hope to generate positive earnings before interest, taxes, depreciation and amortization (EBITDA) in the near future, we have yet to generate a profit.

Our Background

                 SANZ was formed as a Colorado corporation in 1983. We commenced our current business in 2000, when we acquired three companies with varying degrees of presence in the storage products and solutions marketplace. These three companies merged their operations to operate as a single wholly owned subsidiary, Storage Area Networks, Inc. In October 2001 we acquired certain operating assets of ECOSoftware Systems, Inc. a privately held storage networking consulting and integration firm based in Boulder, Colorado, which were then integrated into our Storage Area Networks subsidiary.

                In December 2001, we acquired ITIS Services, Inc., a privately held data storage consulting and storage solution provider firm with offices in Norwalk, Connecticut and Boston, Massachusetts. ITIS’s business model closely matched ours, except that it had not yet developed its own integrated solution products. ITIS had historically served exclusively the commercial markets. Its client base included large, national financial services, healthcare and technology companies. By acquiring ITIS, we established a more significant market presence in the eastern United States and in the commercial markets in general. Effective July 1, 2002, we merged ITIS with and into our Storage Area Networks subsidiary in order to further integrate and streamline or operations.

                 SANZ’ principal executive offices are located at 900 West Castleton Road, Suite 100, Castle Rock, CO 80104. Our telephone number is (303) 660-3933.

Subsequent Event – Acquisition of Solunet Storage

         In April 2003, subsequent to the date of the financial statements included in this report, we completed the acquisition of Solunet Storage, Inc. (d.b.a “StorNet Solutions”). Solunet Storage is another storage solution provider, and is also based in the greater-Denver area. Solunet Storage, Inc. itself acquired substantially all of the assets and selected liabilities of StorNet, Inc. in September 2002 in a private transaction. At the time of the acquisition by SANZ, Solunet Storage was owned by Sun Solunet LLC, an affiliate of Sun Capital Partners, Inc. (a private investment firm located in Boca Raton, Florida) and management of Solunet Storage.

         We acquired Solunet Storage in an all-stock transaction in which we issued to the two shareholders of Solunet Storage an aggregate of 20,000,000 shares of common stock and shares of preferred stock that are convertible into an additional 37,403,653 shares of common stock (i.e., an aggregate of 57,403,653 shares of common stock on a fully-converted basis). In addition to these shares of common stock and preferred stock, we issued to Sun Solunet LLC, as the principal stockholder of Solunet Storage, a warrant to purchase a maximum of 19,976,737 shares of common stock at various prices and over various terms in each case corresponding to a warrant and option that SANZ had outstanding prior to the Solunet Storage acquisition. The various exercise prices range from $.29 to $10.82. This warrant “mirrors” the terms of those previously outstanding warrants and options both as to exercise price and as to duration, but on a 1.5 shares : 1 share ratio, except that Sun Solunet LLC will not be entitled to exercise its warrant with respect to the first 2,958,951 previously-outstanding warrants or options that are exercised by their respective holders. Sun Solunet’s warrant will expire in pro rata part each time that a previously outstanding warrant or option expires without exercise by the holder.

         As part of the acquisition transaction, an affiliate of Sun Capital Partners, Inc. has agreed to guaranty a minimum of $3 million of the debt of the combined company. This guaranty is currently in place in support of a loan facility maintained by Solunet Storage.

         More information regarding Solunet Storage and the acquisition transaction will be included in subsequent filings.

Our Business

                         The market for data storage solutions is generally robust and broad-based, though not immune to the capital spending slump that began affecting the U.S. economy in 2001. We design, deliver and manage sophisticated data storage solutions based on storage area network (“SAN”) and network attached storage (“NAS”) architectures, as well as related data backup and disaster recovery systems. SAN and NAS systems are secondary, high-speed computer networks dedicated to data storage and backup functions. This networked storage subset of the overall storage market (which is the segment of the storage market that is our primary focus) is predicted by industry analyst The Yankee Group to grow from approximately $7 billion in 2001 to in excess of $14 billion in 2003.

         SAN and NAS have become recognized as the state-of-the-art architectures that have the capability to solve many of the storage issues arising in today’s open systems networks. These issues include:

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

                 By centralizing data storage functions, storage networks create a reservoir of data storage that can be shared by multiple servers and is accessible over long distances. Networked storage solutions permit large amounts of data to be shared, managed and accessed among diverse servers and storage systems running different computer operating systems or software applications. This increased manageability and superior performance are particularly important for applications that depend on transfer of high volumes of data, such as those found in imaging, pharmaceutical development, complex financial analysis and a variety of business services.

Our Clients

                 While we have always sought to serve both federal government and commercial markets, until the acquisition of ITIS our sales were highly concentrated in the federal government sector. By acquiring ITIS, with its East-coast commercial client base, we have achieved a more balanced mix of federal government and commercial business.

                 Our federal government clients include agencies involved in national defense, law enforcement, and high performance government computing and government logistics. Included in our federal government business are sales directly to government end-users, as well as sales to prime contractors who provide various services to government end-users. While our sales in the government sector during 2002 amounted to 50% of total sales, approximately 36% consisted of sales directly to the federal government and the remaining 14% consisted of sales to third parties acting as prime contractors or sales to state or local governments.

                 While we do not restrict our commercial business to specified industries, we have developed a relatively greater number of clients in certain segments, including:

° computer services	° financial services

° general business services	° health care

° biotechnology and pharmaceuticals

                 These segments are in various states of maturity in their use of data storage technology.

                 We have developed specific expertise in certain market segments and can provide solutions that are tailored to the needs of particular business environments. This approach led us to undertake the development and introduction of integrated solution products (known sometimes generally as “storage appliances”). Integrated solution products address extraordinary data storage and management requirements not readily addressed by technologies and products available in conventional fashion. In our current model, our integrated solution products seek to combine proprietary software, architectures or processes with third party hardware and software to create the integrated solution. This model also allows for the sale of the proprietary software independent of the hardware in appropriate circumstances. Our principal current development effort consists of an integrated solution product for geospatial data storage and management, which we are marketing under the name “EarthWhereTM”. We expect to continue our efforts to develop efficient, integrated storage solutions for additional market segments as we identify new opportunities.

                 In our Custom Client Solutions business, we employ a direct sales model, but rely heavily on cooperative selling with our technology partners, all of whom have sales personnel who are tasked to support channel partners such as SANZ. Our technology partners may provide opportunity leads for us to execute directly, or include us as part of a large system solution delivery project that they manage. In our own efforts, we often call upon our technology partners for direct support in the sales process, in the implementation process, or to provide lease financing for large projects. In our Integrated Solutions business, we seek to make direct sales but we are also conducting discussions with third parties regarding selling the software portion of the product through those parties in a “channel distribution” model in parallel with our direct sales.

                 We operate from an engineering-centric business model. To support our ability to deliver complex technical solutions, we operate testing laboratories at our offices in Norwalk, CT and Castle Rock, CO. These are used to test proposed solutions, and to demonstrate those solutions to prospective clients.

                 Significant Customers. In 2002, no single customer accounted for more than 10% of our total revenue. However, various separate branches and agencies within the U.S. Department of Defense (which undertake buying decisions independently of one another) taken together accounted for approximately 35% of our total revenue in 2002 (including both direct sales and sales through prime contractors). In 2001, three customers accounted for 29%, 13% and 11%, of our total revenue respectively; the largest of these was an agency within the U.S. Department of Defense and the second largest was another agency of the U.S. federal government (outside of the Department of Defense). We believe the decline in concentration from 2001 to 2002 is largely attributable to the larger volume of total sales in 2002 and the enhancement of our commercial market presence, both resulting principally from the acquisition of ITIS Services.

SANZ Products and Services

                 Our products can be broken into two distinct general categories, Custom Client Solutions and Integrated Product Solutions. As noted above, we have only recently begun to market our Integrated Product Solutions and recorded less than $100,000 in sales of these products during 2002.

                 We also generate revenue from consulting services delivered independently of our Custom Client Solutions and Integrated Product Solutions (although sometimes to the same customers), and from installation and similar services rendered as a part of the sale of a solution. In 2001 and 2002, services revenues of all types aggregated less than 5% of our total revenues, and are therefore not separately reported.

Custom Client Solutions

                 We design and deliver custom solutions by working with our clients to understand both their current and their projected data storage needs, and the business drivers that affect those needs. A critical element in our typical sales process is that of providing detailed support of the financial justification of a proposed solution using a conventional return on investment analysis and, often, a separate “return on information management” analysis initially developed by ITIS.

                 In a full Custom Client Solution project, our engineering staff designs a “best of breed” system to best meet the client’s business and technology needs, selects and acquires the hardware and software components from our technology suppliers, performs interoperability testing as required, and finally coordinates installation of the system at the client’s facility. We augment our own engineering resources by engaging our vendors’ engineers to perform installations or other tasks on a case-by-case basis. We have developed our product and service offerings specifically to be able to engage a client at any point in the evolution of their storage requirements, and to continue to provide solutions as the client’s needs change in scope. At times our clients’ needs are more limited and do not involve design and installation of a full solution. In these cases (such as follow-on sales of additional goods to existing customers), our role may be more limited and consist simply of reselling third-party hardware or software for inclusion in an existing system.

Integrated Product Solutions

                 As a logical extension of our custom client solution business and vertical market focus, we have invested in designing integrated solutions to address identified niche market opportunities. As we work with many clients in a particular industry and determine common requirements, our product development staff looks for opportunities to address those common requirements with a standard design or configuration. For some industries, a relatively simple standard configuration can address these requirements. For others, the solution includes a more complex package of products and services, such as our EarthWhereTM solution described below. During 2001 and early 2002, we discontinued our efforts to develop and bring to market two other products, SANZGuard and SANZStream, after we reassessed the forecasted product development and market development costs versus the near-term potential market interest for each of those products.

EarthWhereTM is a system that allows geospatial data (digital images of the earth’s surface captured by satellite or aerial observation) to be stored, retrieved and manipulated from any location. Applications for this product range from defense surveillance to city planning functions to commercial markets such as oil and gas development. EarthWhereTM is designed to provide a broad range of potential users with more efficient and more effective provisioning and manipulation of the massive amounts of digital mapping information that is available. With recent enhancements, we now can offer EarthWhereTM either as a complete appliance, “bundling” our own software with third party hardware and software, or in a software-only configuration for customers who already own an appropriate hardware platform.

Our Technology Partners

                 SANZ is an independent storage solution provider, not under common ownership with manufacturers of the products used in our networked storage solutions. We build and manage our best of breed solutions by integrating product offerings from our technology product suppliers. Current key suppliers include:

° StorageTek	° Hitachi Data Systems	° Sun MicrosystemsSystems

° Veritas	° Network Appliance	° Brocade

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

                 We face more direct competition from manufacturers specializing in storage technology products. These include ADIC, EMC, Hitachi Data Systems, Legato, LSI Logic, MTI Technology, Network Appliance, Qualstar, Spectralogic, StorageTek, and Veritas. Some product companies address the market with a direct sales model, some employ a channel partner-only strategy, and some use a hybrid strategy that includes both. As noted below under Investment Considerations, many or all of these manufacturers have greater financial and other resources than we have.

                 A number of these competitors also are key technology suppliers of SANZ. Those that are not provide competition in our accounts and markets. In some cases, in large legacy accounts of our technology partners, we will face competition directly from those suppliers. A large number of private company value added resellers serve as sales and distribution outlets for the manufacturers listed above, although many of these offer only component sales and distribution. We sometimes compete with these companies at the user client level. At times, we face competition from other resellers offering the same or similar equipment from the same technology partners. In general, these competitors are regional.

                 We compete with companies that characterize themselves as storage solution providers, such as Bell Microsystems, Cranel, Datalink and Alanco. Some of these, such as Bell Microsystems, are large component resellers who have recently moved into the market for complete solution delivery. Others, such as Datalink, have applied the solution sale model for a longer time.

Employees

                 As of December 31, 2002, we employed 56 people, all but two in full-time positions. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are good.

Item 2. Description of Property

                 SANZ occupies 6,725 square feet of office and data center space in Castle Rock, Colorado. The lease for the Castle Rock facility expires on May 31, 2004. The monthly rent under this lease is $9,578 plus the costs of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities.

                 The following leases for our regional offices are also material to our operations:

Office Location	Current Lease Expiration	Monthly Rent	Square Footage
Norwalk, CT	June 30, 2003	$6,096	5,000
Waltham, MA	July 31, 2005	$3,974	2,168
McLean, VA	June 30, 2003	$1,450	400
Phoenix, AZ	August 31, 2003	$3,346	1,757

                 At various times in the past we closed regional offices in Orlando, Florida, Phoenix, Arizona, Boulder, Colorado and Austin, Texas, for which we are still subject to leases. The Orlando and Boulder offices have been subleased to third parties, although at sublease rent rates lower than the rent that we are currently paying to the respective landlords. In all cases except Phoenix, Arizona (which was closed subsequent to December 31, 2002), we have accrued the net remaining obligation for the life of the lease. We will continue to pay rent for the Boulder office (offset by the sublease rental) and Austin office through July 2003; we will continue to pay rent for the Phoenix office through October 2005; and we will continue to pay rent for the Orlando office (offset in part by the sublease rental) through January 2006. The total amount of these leases, net of the amounts received under the subleases, is $11,313 per month.

                 We believe that our properties, equipment, fixtures and other assets are adequately insured against loss, that suitable alternative facilities are readily available if the lease agreements described above are not renewed, and that our existing facilities are adequate to meet current requirements.

Item 3 Legal Proceedings

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

                 Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “SANZ.” The following table shows the high and low bid quotations for our common stock in 2002 and 2001. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The trading market in our securities may at times be moderately illiquid due to low volume.

	Common Stock
	$ High	$ Low
2002
First Quarter	1.14	.65
Second Quarter	.75	.40
Third Quarter	.52	.24
Fourth Quarter	.51	.26
2001
First Quarter	1.50	0.80
Second Quarter	1.62	0.80
Third Quarter	1.19	0.77
Fourth Quarter	1.14	0.78

                 On April 11, 2003, the last reported sale price for our common stock was $0.75.

Holders

                 As of March 31, 2003, there were 38,269,102 SANZ shares outstanding, held of record by approximately 350 registered holders. Registered holders include brokerage firms and clearinghouses holding our shares for their clientele, with each brokerage firm and clearinghouse considered as one holder.

Dividend Policy

                 We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for the operation and development of our business, and do not intend to pay any dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In applying our accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties . As you might expect, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ materially from those estimates.

We review the carrying value of goodwill annually, or more often in certain circumstances.. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting unit with the reporting unit’s carrying amount, including goodwill. If the carrying amount of the our reporting unit exceeds its fair value, we perform the second step to determine the amount of the impairment loss. The impairment loss is determined by comparing the implied fair value of our goodwill with the carrying amount of that goodwill. We believe that our estimates of fair value are reasonable. Changes in estimates of such fair value, however, could effect the calculation. It is at least reasonably possible that the estimates we use to evaluate the realizability of goodwill will be materially different from actual amounts or results.

General

SANZ’ current line of business operations commenced in 2000. In October 2001, we acquired operating assets of ECOSoftware Systems, Inc., and effective December 31, 2001, we acquired ITIS Services, Inc., a data storage company operating out of Norwalk, CT. The consolidated financial statements discussed below include the accounts of Storage Area Networks, Inc. for all periods presented, plus subsidiaries from the dates of their acquisition by SANZ. All significant intercompany balances have been eliminated.

ITIS Services was acquired as of December 31, 2001, and while its assets and liabilities as of that date are included in the December 31, 2001 balance sheet, its results of operations are not reflected for periods ending on or prior to December 31, 2001.

For the year commencing January 1, 2002, we adopted a policy to record revenue from the resale of maintenance agreements on computer hardware and software net of the cost to acquire the related maintenance agreements from the hardware and software vendors, at the beginning of the maintenance period. We adopted this policy because we currently do not perform a material portion of the maintenance services when we resell maintenance agreements on computer hardware and software. Previously we employed a policy under which we recorded the full (or “gross”) sale price of the maintenance agreement, and deferred the revenue over the life of the agreement. Prior year data in this report has been reclassified to reflect the newly-adopted accounting policy. We anticipate that in the future we may begin performing a portion of the maintenance services with respect to some or all of the maintenance contracts that we sell. If we do begin performing such a portion of the maintenance services, we anticipate that we will recognize the gross sale price of those maintenance contracts as revenue, and defer and recognized such revenue over the contractual terms of the maintenance agreements; contracts on which we do not perform any portion of the services will continue to be reported on a net basis.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

ITIS Services was acquired as of December 31, 2001. Its results of operations are not reflected in our financial statements for the period ended December 31, 2001 but they are reflected for the period ended December 31, 2002. To aid in comparison, applicable portions of this discussion of the results of operations present both the actual data for SANZ (i.e., without ITIS Services) for the year ended December 31, 2001, and pro forma combined data for SANZ and ITIS Services for the year ended December 31, 2001 as though that combination had occurred on January 1, 2001.

Sales. SANZ’ sales during the year ended December 31, 2002 were $33.0 million, an increase of $14.2 million, or 76%, over the $18.8 million recorded by SANZ for the year ended December 31, 2001, and an increase of $4.9 million or 17% over pro forma combined 2001 sales. Of this increase, we estimate that approximately $12 million is primarily attributable to sales in markets penetrated through the acquisition of ITIS Services. The remainder of the increase consists primarily of increased sales in the federal sector, where we were successful in expanding our customer base and in expanding the range of products that we sold to existing customers.

Gross Margin. Gross margin for the year ended December 31, 2002 was 22%, compared to a gross margin of 17% for SANZ on a standalone basis for the year ended December 31, 2001, and compared to 18% on a pro forma combined basis for 2001. We estimate that more than half of this increase in margin was caused by a change in the revenue mix from a predominantly government focus in 2001 to an evenly balanced mix of commercial and governmental sales in 2002, resulting from the acquisition of ITIS services with its exclusively commercial customer base. We believe that the remainder of the margin increase is principally due to increased sales of professional services, which carry significantly higher margins, and to a lesser extent from a modest improvement in pricing from our vendors resulting from larger volumes.

Selling, General and Administrative. Selling, general and administrative expenses (including depreciation and amortization) (“SG&A”) for 2002 were $10.2 million, including $1.0 million of depreciation and amortization. This amount represents an increase of $800,000 over 2001 SG&A expense for SANZ on a standalone basis. Excluding the effect of a $1.4 million litigation settlement incurred in 2001, for which there was no comparable expense in 2002, SG&A expense increased by $2.2 million in 2002. The 2002 SG&A expense represents a decline of $4.5 million ($3.1 million before the effect of the litigation settlement) relative to the pro forma combined SG&A expense of SANZ and ITIS Services in 2001. The increase in total operating expense principally reflects increases in sales and engineering personnel attributable to the overall increase in sales volume (as a result of the ITIS Services acquisition and otherwise), and to a lesser extent an increase in administration expense attributable to the addition of the ITIS Services locations and operations. Offsetting these increases were reductions in the development and marketing costs associated with our integrated solution product, SANZstreamTM,, for which we ceased development and marketing efforts during the course of 2002. Operating expenses (excluding depreciation, amortization and the 2001 litigation settlement) represented 28% of total revenue in 2002, compared to 41% of total revenue in 2001 (45%of total 2001 revenue for SANZ and ITIS on a pro forma combined basis). We believe this improvement in our operating expense ratio is principally due to the operating leverage inherent in our business, in which we have substantial fixed costs but the marginal cost (excluding the cost of goods) of additional sales grows at a more limited pace.

Over the course of the third and fourth quarters of 2002, we took certain actions intended to reduce expenses to levels at or below then-anticipated gross profit levels and, in so doing, to reduce net cash requirements. Those actions consisted principally of the elimination of a limited number of positions, reducing our headcount by 14% from the number at June 30, 2002. The savings associated with those changes were realized in stages, beginning in the third quarter of 2002 and completed in the first quarter of 2003. Principally as a result of these changes, total operating expense for the fourth quarter of 2002 (including depreciation and amortization) was reduced by approximately $150,000 from total operating expense for the second quarter of 2002 ($2,618,000 vs. $2,772,000). Operating expense excluding depreciation and amortization was reduced by a comparable amount, to $2,309,000 from $2,481,000. Gross profit increased between the same periods by $264,000 (to $2,053,000 from $1,789,000).

As noted above, the 2001 SG&A expense includes $1.4 million in losses from the forgiveness of two large receivables from customers (3Si and XS Data, respectively), against whom we had previously filed collection litigation. In December 2001, we entered into binding settlements of each of these disputes.

Interest Expense. During 2002, interest expense (net) increased by $133,000, from $54,000 to $187,000. Approximately $100,000 of this increase results from increases in our borrowings under our credit facility, and the balance reflects a decline in interest income.

Liquidity and Capital Resources

At December 31, 2002, the Company had $2.2 million in cash and cash equivalents. This amount represents a decrease of $3.1 million from December 31, 2001. We believe this decrease principally results from our net loss of $3.0 million in 2002.

For the year ended December 31, 2002, our continuing operating activities used $8.1 million of cash compared to $0.9 million of cash generated during the prior year. This decrease primarily is due to an increase in accounts receivable of $4.8 million, and an increase in net loss of $3.2 million. Accrued expenses, deferred revenue and inventory were lower than at December 31, 2001, offset by increases in prepaid expenses and accounts payable.

Cash provided by investing activities was $225,000 in 2001 and $70,000 in 2002.

Cash provided by financing was $4.9 million in 2002, compared to $3.9 million in 2001 due to a increase in short term borrowings, offset in part by decreased proceeds from the sale of equity in 2002 as compared to 2001.

In March 2002, we closed a private offering of units, at $6,800 per unit, that raised $798,018, net of fees. Each unit consisted of 10,000 shares and a five-year warrant to purchase 2,000 shares at $.85 per share. A total of 1,415,694 shares and 600,196 warrants, including those issued as placement agent compensation, were issued in this offering.

During May 2001, we established a $2.5 million line of credit agreement with Wells Fargo Business Credit, Inc. Effective July 1, 2002, the maximum amount of this credit facility was increased to $5.0 million. The credit facility is a “revolving” facility under which we routinely draw and repay funds on a daily or near-daily basis to address timing differences between our collections from clients and our payments to vendors. It should be noted, however, that the funds available under the credit line are limited to 80% of the amount of eligible accounts receivable we hold at any given time, and fluctuations in the timing of customer orders can adversely affect our ability to draw on the line when required. Eligible accounts consist of substantially all accounts receivable, subject to customary exceptions (including those aged over 90 days, otherwise-current receivables from customers with material amounts outstanding over 90 days, and more than a pre-set percentage of total receivables from a single customer). Borrowings against receivables owed directly by federal government end-users are further limited to $500,000 in the aggregate unless we have obtained an “assignment of claim” executed by the government agency. Receivables from commercial entities acting as prime contractors for federal government end-users are not subject to this sub-limit. As of December 31, 2002, we had the full $5.0 million available (based on eligible receivables of $7.5 million) and $4.3 million drawn against this line of credit.

Covenants permit the lender to declare the loan in default if Storage Area Networks, Inc., our operating subsidiary, has a net loss greater than specified amounts during each calendar quarter, or if the book net worth of our operating subsidiary falls below levels that we have agreed to maintain. These levels were determined based on our discussions with the lender and are periodically reset following negotiation with the lender to reflect changes in our business. At December 31, 2002, we were in compliance with our covenants regarding maximum net loss but not in compliance with our covenant regarding net worth; however, our lender has agreed to waive the non-compliance with the net worth covenant at December 31, 2002.

We are again not in compliance with our covenants regarding net worth and maximum net loss at March 31, 2003, and are currently negotiating with our lender to establish new covenants and to obtain a waiver of the existing default. At March 31, 2003, the outstanding loan balance was $1.6 million and we had $2.7 million of undrawn availability on the loan facility based on our eligible collateral at that date. Based on our discussions with our lender to date, we believe that we will be able to obtain such a waiver and that we will be able thereafter to maintain compliance with the new covenants once they have been set. If, contrary to that belief, the lender were to exercise its right to declare the loan in default on the basis of our failure to meet these covenants at March 31, 2003, management believes its credit availability from other sources would be adequate to repay the loan.

As noted above, in connection with the acquisition of Solunet Storage in April 2003, we have additional credit availability in the form of a $10 million revolving loan facility maintained by Solunet Storage. In connection with that acquisition, an affiliate of Sun Capital Partners has also committed to guarantee a minimum of $3 million of debt on behalf of the combined company, which is currently being used to support the Solunet Storage loan facility. At March 31, 2003, Solunet Storage had drawn $4.8 million on that facility, and had $1.2 million of undrawn availability on that facility based on Solunet Storage’s eligible collateral at that date. Both the availability of this guaranty and the borrowing capacity under the loan facility maintained by Solunet Storage (subject to our ability to generate eligible receivables to support that facility) are significant factors in management’s belief described in the foregoing paragraph.

Prior to resetting covenant levels pursuant to the currently-ongoing negotiations, our covenants to Wells Fargo Business Credit for 2003 are as follows:

Period	Minimum Net Income (Loss) (Operating Subsidiary Only)
Three months ending March 31, 2003	($325,000)
Six months ending June 30, 2003	($215,000)
Nine months ending September 30, 2003	($ 40,000)
Twelve months ending December 31, 2003	$ 250,000

Period	Minimum Book Net Worth (Operating Subsidiary Only)
March 31, 2003	$3,034,000
April 30, 2003	$2,578,000
May 31, 2003	$2,238,000
June 30, 2003	$3,144,000
July 31, 2003	$2,680,000
August 31, 2003	$2,328,000
September 30, 2003	$3,319,000
October 31, 2003	$2,873,000
November 30, 2003	$2,540,000
December 31, 2003 and	$3,609,000
each month thereafter

As described above, over the course of the third and fourth quarters of 2002, we took actions intended to reduce expenses to levels at or below then-anticipated gross profit levels and, in so doing, to reduce net cash requirements. Those actions consisted principally of the elimination of a limited number of positions, reducing our headcount by 14% from the number at June 30, 2002, including both two senior management positions and several personnel in a variety of other functions. One operational area was fully eliminated by the elimination of the two positions then engaged in market development of the Company’s “SANZStreamTM” product, for which sales had yet to develop. The savings associated with those changes were realized in stages, beginning in the third quarter of 2002 and completing in the first quarter of 2003. Principally as a result of these changes, total operating expense for the fourth quarter of 2002 (including depreciation and amortization) was reduced by approximately $150,000 from total operating expense for the second quarter of 2002 ($2,618,000 vs. $2,772,000). Cash expense (i.e., excluding depreciation and amortization but including interest costs and other non-operating expense and income) was reduced by a comparable amount, to $2,309,000 from $2,481,000. Gross profit increased between the same periods by $264,000 (from $1,789,000 to $2,053,000).

With the changes in expense levels described above, net cash used in operations has been reduced to an average of approximately $100,000 per month, based on fourth quarter gross profit levels. Accordingly, management believes that these actions will be sufficient to enable the Company to operate with its existing capital base for at least the next twelve months.

While these actions are currently projected to enable us to reach profitability without raising additional capital, there can be no assurance that we will succeed in doing so. For this reason, and because of the continuing slow pace of the economy in general and of technology spending in particular, there is a possibility that we could need either to take further action to reduce expenses (which could entail curtailing certain operations), or to raise additional capital, or both. Management regularly evaluates contingency plans regarding what additional actions could be taken to further reduce expenses, and a variety of changes occur regularly in the ordinary course of business, but no significant additional reductions are currently contemplated outside of actions relating to the consolidation of legacy SANZ operations with those of Solunet Storage. If we do seek to raise capital, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid further cost cutting. If equity capital were raised, the issuance of those shares would also be dilutive to the ownership interests of all other stockholders.

Capital Expenditures

During the year ended December 31, 2002, we purchased approximately $200,000 of property and equipment for cash. We anticipate a modest increase in this level of spending on capital expenditures during 2002, to levels in the range of $250,000 to $500,000.

Seasonality

Historically, we have not experienced significant seasonality in our business, although our revenue is subject to fluctuation due to government and commercial purchasing cycles. See “Investment Considerations,” below.

Effect of New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date.

In December 2002, the Financial Accounting Standards Board issued Statement 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure”, as an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan to change to the fair value based method of accounting for stock-based employee compensation at this time and have included the disclosure requirements of SFAS 148 in the financial statements included in this report.

Investment Considerations

In addition to the other information in this Annual Report, the following factors should be considered in evaluating our business and financial condition. We believe the risks and uncertainties described below may materially affect SANZ. There also could be additional risks and uncertainties that we are currently unaware of, or that we are aware of but currently do not consider to be material, but that may become important in the future or prove to be material and affect our financial condition or results of operations.

We may not be successful in generating revenues and gross profits at a level sufficient to support the investment we have made in infrastructure and technical resources. Even after recent cost reductions and revenue increases, our gross profits still may not be sufficient to cover this overhead and to enable us to become profitable without further reductions in that overhead.

We incurred net losses of $4.8 million in the fiscal year ended December 31, 2001 and $3.0 million in the fiscal year ended December 31, 2002. As of December 31, 2002 we had an accumulated deficit of $14.2 million. We have not had a profitable quarter since inception. Our December 2001 acquisition of ITIS has led to substantial increases in our revenues and a narrowing of our net loss and we hope to achieve the same results with our April 2003 acquisition of Solunet Storage; however, we there can be no assurance whether or when we will achieve profitability.

We have expanded our engineering staff and sales force and improved our infrastructure, both through internal growth and through acquisitions, to support both expanded selling and project execution elements necessary for our growth objectives. Including the employees added through the ITIS acquisition, our total workforce increased from 37 full-time-equivalents at January 1, 2001 to 55 full-time-equivalents at December 31, 2003, after peaking at approximately 65 in June, 2002. We have also made investments in various software packages, testing lab equipment and other fixed assets to support operations over recent periods. A combination of increases in gross profits and reductions in this overhead (some of which were recently undertaken) will be necessary to enable us to become profitable, and there can be no assurance that we will be successful in doing so.

We must effectively integrate any acquired businesses with SANZ and recognize expected synergies.

Acquisitions entail a number of risks, including: problems integrating the acquired operations’ technologies or products with our existing business and products; diversion of management’s time and attention from our core business; and difficulties in retaining business relationships with suppliers and customers of the acquired company. Achieving the anticipated benefits of any acquisition will depend in part upon whether we are able to effectively integrate the businesses. Even if we are able to integrate the acquired business’ operations and economic conditions remain stable, there can be no assurance that the anticipated synergies will be achieved.

Our operations currently rely on continued access to bank debt. If we lose access to such debt, our operations may be significantly impaired.

At December 31, 2002, we had $2.2 million of cash. For the year ended December 31, 2002, we had an EBITDA loss (i.e., earnings before depreciation, amortization, taxes and interest) of $2.0 million. At December 31, 2002 we also had a working capital deficit (current liabilities are greater than current assets) of $2,564,000.

We executed a bank line of credit in 2001, and began drawing on this line early in 2002. Following the increase at July 1, 2003, the borrowing limit under that line is $5 million. It should be noted, however, that the funds available under the credit line are limited by the amount of eligible accounts receivable we hold at any given time, and fluctuations in the timing of customer orders can adversely affect our ability to draw on the line when required. Covenants also permit the lender to declare the loan in default if our operating subsidiary has a net loss greater than specified amounts during each calendar quarter, or if the book net worth of our operating subsidiary falls below levels that we have agreed to maintain. We have periodically been in default under those covenants, and we are in default under those covenants at March 31, 2003. We are negotiating with the lender to obtain a waiver of that default and to set new covenant levels with which we will be in compliance, and we believe that we will succeed in obtaining such a waiver thereafter maintaining compliance with the new covenants once they have been set. If we are unable to obtain such a waiver and/or to meet covenants in the future (either the existing covenants or newly-set covenants) and the lender were to accelerate the loan, the company would need to obtain credit from other sources to repay the loan. We believe that we have credit available from other sources adequate to repay the loan, but there can be no assurance such credit would in fact be available if and when needed. These matters are discussed further in “Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources,” at page 14.

We may seek to raise additional capital through bank borrowings or public or private offerings of equity or debt securities or from other sources. No assurance can be given that additional financing will be available or that, if available, it will be on terms favorable to us. Future issuances of securities could adversely affect the interests of our prior shareholders.

During the second half of 2002 we took actions intended to reduce expenses to levels at or below anticipated gross profit levels and, in so doing, to reduce net cash requirements. The principal reductions were to personnel expense, through the reduction of headcount by approximately 14%. The reductions included the elimination of two senior management positions and several personnel in a variety of other functions, including two personnel who had been engaged in market development in the Company’s “SANZStreamTM” product, for which sales had yet to materialize. However, these actions have not fully closed the gap between gross profits and expenses. Management believes that continued scrutiny of expenses coupled with anticipated and modest increases in gross profits will be sufficient to enable SANZ to operate with its existing capital base for at least the next twelve months. These actions and their effects are discussed in “Management’s Discussion and Analysis or Plan of Operation,” at pages 13 — 14.

While these actions are currently projected to enable us to reach profitability without raising additional capital, there can be no assurance that they will succeed in doing so. For this reason, and because of the continuing slow pace of the economy in general and of technology spending in particular, there is a possibility that we will need either to take further action to reduce expenses (which could entail curtailing certain operations), or to seek additional capital, or both. If we do seek additional debt or equity financing, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid further cost cutting.

The issuance of securities has been a significant source of cash in the past. We also have issued material amounts of securities at various times to acquire other companies and assets. Due to our limited cash resources, any future acquisitions likely could be effected only by our issuance of securities, and management may in the future deem raising capital through the sale of additional securities to be preferable to bank financing. Additional funds raised through the issuance of equity securities or securities convertible into our common stock could dilute the percentage ownership of prior shareholders, or result in our issuance of securities with rights, preferences or privileges may be senior to those of the common shares.

Our ability to grow our business depends on relationships with others. If we were to lose those relationships, we could lose our ability to sell certain of our products.

Most of our revenue and a majority of our gross profit come from selling integrated solutions, consisting of combinations of hardware and software products produced by others. While our relationships change from time to time, some of our most significant technology partners at this time are Sun Microsystems, Storage Technology Corporation (StorageTek), Hitachi Data Systems, and Veritas Software. If a given technology partner changes its marketing strategy and de-emphasizes its use of marketing partners such as SANZ, our ability to generate revenue from reselling its products would diminish and our operations and results of operations would be materially and adversely affected.

There will be risks associated with introducing new products. If we are not successful with those product introductions, we will not realize on our investment in developing those products.

Our EarthWhereTM product has had some initial sales. We also expended considerable resources on a second product, SANZstreamTM, before determining that the near-term market opportunity for that product was not sufficient to warrant further investment. Direct costs of these activities (without allocation of overhead and similar costs) totaled approximately $500,000 during 2002. We will continue to evaluate opportunities to develop other integrated product solutions; if we choose to develop other such products, we will incur expenses in those development efforts. Market acceptance of new products may be slow or less than we expect. Our products also may not perform in a manner that is required by the market, or our competitors may be more effective in reaching the market segments we are targeting with these products. Slow market acceptance of these products will delay or eliminate our ability to recover our investment in these products. During any period that we unsuccessfully seek to market these products, we will also incur marketing costs without corresponding revenue.

Due to our limited operating history, the uncertain acceptance of our new products, and the continued decline in technology spending in general, we may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses, resulting in expense levels unjustified by actual revenues.

A variety of factors coincide to reduce our ability to accurately forecast our quarterly and annual revenue. These include SANZ’ limited operating history, significant growth and changes in our operations due to acquisitions, the continuing economic slowdown in the United States and resultant decline in technology spending by customers, and other factors beyond our control. If our revenue does not increase as anticipated or if it decreases, significant losses could result due to expense levels that were established in anticipation of revenue growth.

We have experienced, and expect to continue to experience, significant period-to-period fluctuations in our revenue and operating results. As a consequence, financial results from any one period may not be indicative of results that will be realized in future periods.

A number of factors may particularly contribute to fluctuations in our revenue and operating results. Significant among these is the increasing size of individual orders received by the company; two of the three largest orders ever received by the company ($3.1 million and $2.0 million respectively) were received in the fourth quarter of 2002. The timing of large orders from customers and the product integration cycle of those orders can cause significant fluctuations from period to period. Other factors include the tendency of customers to change their order requirements frequently with little or no advance notice to us; deferrals of customer orders in anticipation of new products, services, or product enhancements from us or our competitors or from other providers of storage networking products; and the rate at which new markets emerge for products we are currently developing. In addition to the budgeting difficulties posed by these fluctuations, these fluctuations may cause our reported results from any one period not to be a reliable indicator to investors of the financial results that may be expected in future periods.

A significant portion of our sales has historically been to the U.S. Federal Government, and if we lost the ability to sell to the government our sales would decline significantly.

As discussed further under the heading “SANZ and Its Business — Our Clients” at page 5, approximately one-half of our current sales are to government customers. Moreover, various agencies and branches of the U.S. Department of Defense, taken together, accounted for approximately 35% of total sales in 2002. While it is not legally necessary to be an approved vendor in order to sell to the government, we have established “GSA Schedules” with the U.S. General Services Administration (GSA) with respect to many of the products we sell. GSA schedules are product and price lists that are periodically reviewed and approved by the GSA as the basis for purchases by federal government agencies. Those GSA Schedules greatly facilitate our sales to government end-users. If the GSA were to refuse to renew those GSA Schedules, we could lose much of our government revenue base and our business and results of operations would be materially and adversely affected. Our GSA Schedules were most recently renewed in February 2003.

Public sale of previously restricted shares could cause the market price of our shares to drop significantly, even if our business is doing well.

Over one-half of our shares outstanding at March 31, 2003 are “restricted securities”. While all of these shares are currently eligible for sale under Rule 144, approximately 33% of overall outstanding shares are subject to volume limitations under Rule 144 (i.e., the holders may legally sell only limited quantities during a given period). When those limitations lapse, the increased supply of shares available for sale into the public market could have a depressive effect on the market price for our shares.

Acquisitions of other companies could disrupt our business and harm our financial condition.

SANZ has grown over the past few years in significant part through acquiring other companies. It is possible that we will seek opportunities to acquire other businesses or technologies. All acquisitions entail a number of risks that could materially and adversely affect our business and operating results. These risks include problems integrating the acquired operations, technologies or products with our existing business and products. There can be no assurance that our current management, personnel and other corporate infrastructure will be adequate to manage growth and operations that are geographically dispersed. Successfully integrating the operations of acquired companies is likely to take management time and attention away from day-to-day operations.

We are a relatively small company with limited resources compared to some of our current and potential competitors, which may hinder our ability to compete effectively.

Some of our current and potential competitors have longer operating histories, significantly greater resources, broader name recognition, and a larger installed base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, some of our current and potential competitors have already established supplier or joint development relationships with decision makers at our current or potential customers.

No dividends.

SANZ has never paid cash dividends on its common stock. We it do not contemplate paying dividends in the foreseeable future since we will use all of our earnings, if any, to finance current operations and the possible expansion of our operations. See “Market for Our Shares and Related Shareholder Matters — Dividends” at page 9.

Our Articles of Incorporation permit us to issue preferred stock with rights superior to the common stock.

We are authorized under our Articles to issue up to 10,000,000 shares of preferred stock. The board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. At any time the board may issue additional shares of preferred stock having rights superior to those of the common stock. Such an issuance could cause the market price of our common stock to decrease. Preferred shares could be issued as a device to prevent a change in control of SANZ. Holders of preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights.

Item 7. Financial Statements.

Required financial statements immediately follow this page, and are listed below.

Report of Independent Certified Public Accountant	F-1
Consolidated Balance Sheets, December 31, 2001 and 2002	F-2
Consolidated Statements of Operations for the Years Ended
December 31, 2001 and 2002	F-4
Consolidated Statements of Stockholders' Equity for the Years Ended
Ended December 31, 2001 and 2002	F-5
Consolidated Statements of Cash Flows for the Years Ended	F-6
December 31, 2001 and 2002
Notes to Consolidated Financial Statements	F-8

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                 There are no changes or disagreements required to be reported under this Item 8.

Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
SAN Holdings, Inc.

We have audited the accompanying consolidated balance sheet of SAN Holdings, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SAN Holdings, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 28, 2003, except for Notes D and J, as to
             which the date is April 1, 2003

SAN Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

December 31,

	2002	2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 2,206,701	$ 5,320,721
Accounts receivable, less allowance for doubtful accounts
of $35,759 in 2002 and $212,750 in 2001	9,450,308	6,397,915
Other receivables, less allowance for doubtful accounts of
$150,000 in 2002 and $-0- in 2001	649,219	265,635
Inventory, less valuation allowance of $141,696 in 2002 and
$100,527 in 2001	1,752,030	2,893,154
Prepaid expenses	462,210	153,646

Total current assets	14,520,468	15,031,071
PROPERTY AND EQUIPMENT AT COST
Furniture and fixtures	473,795	462,074
Leasehold improvements	48,477	48,477
Computer equipment and software	787,048	794,097
Demonstration equipment	544,834	360,684

	1,854,154	1,665,332
Less accumulated depreciation and amortization	792,678	319,483

	1,061,476	1,345,849
OTHER ASSETS
Goodwill, net of accumulated amortization of
$384,407 in 2002 and 2001	18,846,703	18,704,447
Other	137,402	670,919

	18,984,105	19,375,366

	$34,566,049	$35,752,286

The accompanying notes are an integral part of these statements.

SAN Holdings, Inc.

CONSOLIDATED BALANCE SHEETS — CONTINUED

December 31,

	2002	2001
LIABILITIES
CURRENT LIABILITIES

Accounts payable	$ 10,969,592	$ 10,907,003
Accrued expenses	1,518,167	2,694,910
Deferred revenue	380,767	2,123,269
Line of credit	4,265,928	--
Other short-term debt	--	200,349

Total current liabilities	17,134,454	15,925,531
COMMITMENTS AND CONTINGENCIES	--	--
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 10,000,000 shares authorized;
none issued and outstanding	--	--
Common stock, no par value; 75,000,000 shares authorized;
issued and outstanding, 38,269,102 shares in 2002 and
37,022,624 shares in 2001	31,593,389	30,957,815
Accumulated deficit	(14,161,794)	(11,131,060)

Total stockholders' equity	17,431,595	19,826,755

	$ 34,566,049	$ 35,752,286

The accompanying notes are an integral part of these statements.

SAN Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2002	2001
Sales	$ 32,329,505	$ 18,185,193
Maintenance contract fees, net	673,004	596,835

	33,002,509	18,782,028
Cost of sales	25,714,406	15,629,730

Gross profit	7,288,103	3,152,298
General and administrative expenses	9,263,513	7,501,891
Litigation settlement	--	1,384,419
Depreciation and amortization	1,030,692	613,593

	10,294,205	9,499,903

Loss from operations	(3,006,102)	(6,347,605)
Other income (expense)
Interest expense	(196,257)	(97,471)
Interest income	9,181	43,550
Other income	162,444	29,286
Other expenses	--	(16,559)

	(24,632)	(41,194)

NET LOSS	$(3,030,734)	$(6,388,799)

Loss per common share - basic and diluted	$ (0.08)	$ (0.45)

Weighted average common shares outstanding - basic and diluted	37,925,779	14,340,594

The accompanying notes are an integral part of these statements.

SAN Holdings, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2002 and 2001

	Common stock Shares Amount	Accumulated deficit	Total
Balances at January 1, 2001	9,300,874	$ 9,888,902	$(4,742,261)	$ 5,146,641
Sale of common stock, net of
placement costs of $699,167	8,960,488	4,848,115	--	4,848,115
Issuance of stock warrants	--	170,500	--	170,500
Acquisitions of businesses
ITIS	18,511,262	15,850,298	--	15,850,298
Other acquisitions	250,000	200,000	--	200,000

	18,761,262	16,050,298	--	16,050,298
Net loss	--	--	(6,388,799)	(6,388,799)

Balances at December 31, 2001	37,022,624	30,957,815	(11,131,060)	19,826,755
Sale of common stock, net of
placement costs of $119,164	1,415,694	798,018	--	798,018
Shares acquired in connection with
litigation settlement	(169,216)	(162,444)	--	(162,444)
Net loss	--	--	(3,030,734)	(3,030,734)

Balances at December 31, 2002	38,269,102	$ 31,593,389	$(14,161,794)	$ 17,431,595

The accompanying notes are an integral part of these statements.

SAN Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2002	2001
Cash flows from operating activities:
Net loss	$(3,030,734)	$(6,388,799)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	1,030,692	613,593
Litigation settlement	--	1,384,419
Other	(137,444)	119,500
Changes in operating assets and liabilities,
net of acquisitions
Accounts receivable	(3,052,393)	(2,172,421)
Other receivables	(383,584)	(15,635)
Inventory	1,141,124	(1,997,186)
Prepaid expenses	(308,564)	(45,157)
Accounts payable	62,589	7,091,410
Accrued expenses	(1,176,744)	339,601
Deferred revenue	(1,742,502)	1,958,571

Net cash provided by (used in) operating
activities	(7,597,560)	887,896
Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	--	380,166
Maturity of certificate of deposit and investment
securities	--	1,151,512
Notes receivable	--	(188,164)
Purchase of property and equipment	(188,822)	(417,212)
Purchase of other assets	(191,235)	(150,000)
Deposits	--	26,082
Preacquisition advance to ITIS Services, Inc.	--	(577,600)

Net cash provided by (used in)
investing activities	(380,057)	224,784

The accompanying notes are an integral part of these statements.

SAN Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

For the years ended December 31,

	2002	2001
Cash flows from financing activities
Proceeds from issuance of common stock and warrants	$ 798,018	$ 4,848,115
Net proceeds from line of credit	4,265,928	--
Payments on notes payable	(200,349)	(851,046)
Loan origination fees paid	--	(71,960)

Net cash provided by financing activities	4,863,597	3,925,109

Net increase (decrease) in cash and cash
equivalents	(3,114,020)	5,037,789
Cash and cash equivalents at beginning of year	5,320,721	282,932

Cash and cash equivalents at end of year	$ 2,206,701	$ 5,320,721

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$ 147,031	$ 97,471
Supplemental disclosure of non-cash investing and
financing activities:
Acquisitions of businesses
Assets acquired	$ --	$ 19,596,560
Notes payable issued	--	(80,000)
Cash received, net of cash acquired	--	380,166
Common stock issued	--	(16,050,298)

Liabilities assumed	$ --	$ 3,846,428

The accompanying notes are an integral part of these statements.

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SAN Holdings, Inc. (the Company), a Colorado corporation, was formed on July 1, 1983. The Company operates a single business segment, which sells and installs computer data storage systems and provides related services throughout the United States.

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

      Significant Customers

In 2002, no single customer accounted for more than 10% of total revenue. However, various separate branches within the United States Department of Defense taken together accounted for approximately 35% of total revenue in 2002. In 2001, three customer’s accounted for 29%, 13% and 11% of total revenue.

      Allowance for Doubtful Accounts

The majority of the Company’s accounts receivable are due from governmental and commercial entities. Credit is extended based on evaluation of the customers’ financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and economic and industry conditions. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Credit losses have consistently been within management’s expectations.

      Inventory

Inventories are stated at the lower of cost or market, with cost determined principally by the first-in, first-out method.

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

      Property and equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of three to seven years or for leasehold improvements, the lesser of such period or the life of the lease.

      Goodwill

The Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002 and has identified one reporting unit. In accordance with SFAS 142, the Company discontinued recording goodwill amortization effective January 1, 2002.

SFAS 142 requires that goodwill be tested for impairment on an annual basis and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting unit with the reporting unit’s carrying amount, including goodwill. If the carrying amount of the Company’s reporting unit exceeds its fair value, the Company performs the second step to determine the amount of the impairment loss. The impairment loss is determined by comparing the implied fair value of the Company’s goodwill with the carrying amount of that goodwill.

      Impairment of long-lived assets

The Company evaluates the carrying value of long-lived assets, including goodwill, annually and whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the asset’s fair market value.

      Financial Instruments

The fair values of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, and debt approximate their carrying values.

      Revenue Recognition

The Company’s revenue is derived primarily from two sources: (i) the resale and installation of data storage systems, which consist of computer hardware and software, and data storage related services; and (ii) revenue from the resale of maintenance agreements on data storage devices.

Revenue from the resale and installation of data storage systems is recognized upon completion of delivery and, where applicable, any material service obligations, provided that no significant uncertainties regarding customer acceptance exist and collection is probable.

Revenue from the resale of computer software is recognized when: (i) the Company enters into a legally binding arrangement with the customer for the license of software; (ii) delivery of the software has occurred; (iii) customer payment is fixed or determinable and free of contingencies or significant uncertainties; and (iv) collection is probable.

Service revenue is recognized as the related services are completed.

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

The Company does not currently perform a material portion of the maintenance services when it resells maintenance agreements on computer hardware and software. Accordingly, revenue from the resale of all maintenance agreements is currently recognized net of the cost to acquire the related maintenance agreements from the hardware and software vendors, at the beginning of the maintenance period. The Company anticipates that in the future it may begin performing a portion of the maintenance services with respect to some or all of the maintenance contracts that it sells. If it should begin performing such a portion of the maintenance services, the company anticipates that it will recognize the gross sale price of the applicable maintenance contracts as revenue, and defer and recognized such revenue over the contractual terms of the maintenance agreements. The cost to acquire such maintenance agreements from the hardware and software vendors would likewise be deferred and amortized over the contractual terms of the maintenance agreements.

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

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

If the fair value method had been applied in measuring stock compensation expense, the pro forma effect in net loss and net loss per share would have been as follows:

 Year ended December 31,

	2002	2001
Net loss
As reported	$(3,030,734)	$(6,388,799)
Stock compensation expense	(104,183)	(1,459,243)

Pro forma	$(3,134,917)	$(7,848,042)

Net loss per share - basic and diluted
As reported	$ (0.08)	$ (0.45)
Pro forma	$ (0.08)	$ (0.55)

See Note H for the assumptions and methodology used to determine the fair value of stock-based compensation.

      Earnings (Loss) Per Share>

The Company computes basic earnings (loss) per share based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the years ended December 31, 2002 and 2001, all potential common shares were anti-dilutive.

      New Accounting Pronouncements

In June 2001, the Company adopted Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminated the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. The adoption of SFAS 141 did not have a material effect on the Company’s financial position, results of operations or cash flows.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which clarified the accounting for impairments to purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment annually and also in the event of an impairment indicator.

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Net loss and loss per share for the year ended December 31, 2001, adjusted to exclude amortization expense, is as follows:

	Year ended December 31,
	2002	2001
Net loss - as reported	$ (3,030,734)	$ (6,388,799)
Goodwill amortization	--	277,023

Net loss - as adjusted	$ (3,030,734)	$ (6,111,776)

Basic and diluted loss per share - as reported	$ (0.08)	$(0.45)
Goodwill amortization	--	0.02

Basic and diluted loss per share as adjusted	$ (0.08	$(0.43)

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS 144 did not have a material effect on the Company’s financial position or result of operations.

      New Accounting Pronouncements Not Yet Adopted

Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the FASB issued Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date.

Stock-Based Employee Compensation. In December 2002, the FASB issued Statement 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123),” to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also require to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan to change to the fair value based method of accounting for stock-based employee compensation at this time and have included the disclosure requirements of SFAS 148 in these financial statements.

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

   Reclassifications

Prior to the fourth quarter of 2002, the Company accounted for the sales of hardware and software maintenance agreements on a gross basis. In the fourth quarter of 2002, management concluded that the Company does not provide a material portion of the maintenance service to the customer relative to service provided by the manufacturer, and accordingly should report maintenance revenue on a net basis. Accordingly, maintenance revenue for the year ended December 31, 2002 has been presented net of costs. Revenues and cost of sales for 2001 have been reclassified to present maintenance revenue on a net basis. The effect of this change is to reduce previously reported revenue and cost of sales by $2,374,000 for 2001.

NOTE B — CREDIT RISK AND CONCENTRATIONS

The Company provides credit in the normal course of business to customers throughout the United States. The Company currently performs ongoing credit evaluations of its customers. For the year ended December 31, 2002, one customer accounted for 10% of the Company’s revenues. For the year ended December 31, 2001, three customers accounted for 29%, 13% and 11% of the Company’s revenues.

NOTE C — ACQUISITIONS OF BUSINESSES

In October 2001, the Company acquired certain assets of ECOSoftware Systems in exchange for $150,000, a note payable in the amount of $80,000 and 250,000 shares of the Company’s common stock valued at $200,000. The Company recorded goodwill of approximately $500,000 on this acquisition which was accounted for using the purchase method of accounting.

Effective December 31, 2001, the Company acquired all of the outstanding stock of ITIS Services, Inc. (ITIS) in exchange for 18,511,262 shares of the Company’s common stock valued at $13,883,446, options to acquire 3,315,050 shares of the Company’s common stock valued at $1,966,852, and $330,466 of acquisition costs. The acquisition of ITIS gives the Company a greater market presence in the eastern United States. ITIS sells and installs computer data storage systems throughout the eastern United States. The Company recorded goodwill of $16,180,714 in connection with the ITIS acquisition which was accounted for using the purchase method of accounting. The purchase price and purchase price allocation are as follows:

Fair value of common stock issued	$13,883,446
Fair value of stock options issued	1,966,852
Acquisition costs	330,446

Total purchase price	$16,180,714

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE C — ACQUISITIONS OF BUSINESSES — Continued

Estimated fair value of assets acquired:

Cash	$ 573,942
Accounts receivable	1,493,849
Inventory	812,567
Property and equipment	521,435
Other assets	142,406

3,544,199
Accounts payable	(2,000,448)
Accrued expenses	(768,380)
Note payable	(577,600)

Value of net tangible assets	197,771
Value of net intangible assets	15,982,993

$ 16,180,764

NOTE D — FINANCING ARRANGEMENT

The Company has a revolving credit facility (the Facility) which permits the Company to borrow up to $5 million, subject to availability under its borrowing base. At December 31, 2002, $4,265,928 was outstanding. The Facility bears interest at prime plus 3% (7.25% at December 31, 2002), expires in May 2005 and requires the maintenance of certain financial covenants. The facility is secured by certain assets of a subsidiary of the Company.

At December 31, 2002, the Company was in violation of the net worth covenant under the Facility. At March 31, 2003, the Company was again in violation of the covenants regarding net worth and maximum net loss, and is currently negotiating with its lender to establish new covenants and to obtain a waiver of the existing default. At March 31, 2003, the outstanding loan balance was $1.6 million and the Company had had $2.7 million of undrawn availability on the loan facility based on its eligible collateral at that date. Based on discussions with the lender to date, management believes that the Company will be able to obtain such a waiver and that it will be able thereafter to maintain compliance with the new covenants once they have been set. If, contrary to that belief, the lender were to exercise its right to declare the loan in default on the basis of the Company’s failure to meet these covenants at March 31, 2003, the Company believes its credit availability from other sources would be adequate to repay the loan.

In connection with the acquisition of Solunet Storage, Inc. (Solunet Storage) in April 2003, the Company has additional credit availability in the form of a $10 million revolving loan facility maintained by Solunet Storage. At March 31, 2003, Solunet Storage had drawn $4.8 million on that facility, and had $1.2 million of undrawn availability on that facility based on Solunet Storage’s eligible collateral at that date.

NOTE E — INCOME TAXES

Following is a reconciliation of income tax expense at the statutory federal income tax rate of 34% to the actual income tax expense:

	2002	2001
Income tax benefit at statutory rate	$(1,013,450)	$(2,172,188)
Nondeductible expenses	15,025	10,548
Increase in valuation reserve	902,961	2,165,737
Other	112,464	(4,097)

	$ --	$ --

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE E — INCOME TAXES — Continued

Deferred income tax assets and liabilities reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. Temporary differences that give rise to deferred tax assets are as follows:

	December 31,
	2002	2001
Net operating loss carryforwards	$ 4,596,611	$ 2,858,571
Accounts receivable	46,158	448,780
Investments	--	455,821
Other	39,242	15,878

Deferred tax assets	4,682,011	3,779,050
Valuation allowance	(4,682,011)	(3,779,050)

Net deferred tax asset	$ --	$ --

At December 31, 2002, the Company has net operating loss carryforwards available to offset future federal taxable income of approximately $13,500,000. Such carryforwards expire principally in 2021 and 2022.

As a result of the significant net losses incurred in 2002 and 2001, the Company recorded a valuation allowance to fully reserve its deferred tax assets.

NOTE F — COMMITMENTS AND CONTINGENCIES

As of December 31, 2002, the Company had long-term noncancelable lease agreements for office space with the following minimum commitments:

Amount

2003	$322,613
2004	160,202
2005	77,862
2006	4,099

$564,776

In December 2001, the Company settled all of its litigation with 3Si Holdings, Inc. (3Si) and XS Data Inc. (XS Data) by forgiving certain accounts receivable owed by 3Si and XS Data and the release of a pledge on certain shares of 3Si common stock. During the year ended December 31, 2001, the Company recorded a charge of $1,384,419 related to these matters.

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE F — COMMITMENTS AND CONTINGENCIES — Continued

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

NOTE G — STOCKHOLDERS’ EQUITY

      Private Placements

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

In March 2002, the Company completed a private placement of units, at $6,800 per unit, for net proceeds of $798,018 (net of offering costs of $119,164). Each unit consisted of 10,000 shares of common stock and a five-year warrant to purchase 2,000 shares of common stock at $.85 per share. In addition, the Company issued 65,694 shares of common stock as commissions incurred in connection with the private placement. A total of 1,415,694 shares and 431,450 warrants, including those issued as placement agent compensation, were issued.

      Stock options

On September 20, 2001, the Company approved the 2001 Stock Option Plan (2001 Plan). The total number of shares of common stock subject to options under this plan may not exceed 5,000,000 shares. Options granted under the plan vest generally over three to ten years.

At December 31, 2001, 5,000,000 and 282,000 shares of common stock were reserved for future grants under the 2001 Plan and 2000 Plan, respectively.

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-based Compensation, for employee stock options and continues to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for recording stock options granted.

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2002 and 2001, respectively: dividend yield of 0% for all periods; volatility of 105% and 105%; risk-free interest rates of 2.6% and 4.1% and expected lives of one to five years. The weighted average fair value of options granted were $.29 and $.80 per share during fiscal 2002 and 2001, respectively.

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE G — STOCKHOLDERS’ EQUITY — Continued

Option activity for the two years ended December 31, 2002 is summarized as follows:

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at January 1, 2001	1,404,499	$ 3.72
Granted	7,205,050	1.14
Forfeited	(1,492,604)	2.59

Outstanding at December 31, 2001	7,116,945	1.34
Granted	1,218,000.42
Forfeited	(1,793,065)	1.66

Outstanding at December 31, 2002	6,541,880	$ 1.08

Exercisable at December 31, 2001	1,088,561	$ 2.06

Exercisable at December 31, 2002	4,192,548	$ 1.09

Further information regarding options outstanding and options exercisable at December 31, 2002 is summarized below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$.29 to $.50	1,210,000	9.6	$ .30	350,000	$ .33
$.51 to $1.00	3,340,159	8.5	.69	2,849,522.67
$1.01 to $1.50	654,826	7.5	1.50	291,508	1.50
$1.51 to $2.00	600,000	8.5	2.00	200,000	2.00
$2.01 to $2.50	666,895	4.9	2.25	431,518	2.25
$10.00 to $11.00	70,000	2.3	10.12	70,000	10.12

	6,541,880	8.2	$ 1.08	4,192,548	$ 1.09

SAN Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE G — STOCKHOLDERS’ EQUITY — Continued

Warrant activity for the two years ended December 31, 2002 is summarized as follows:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2001	1,250,000	$ 7.50
Granted	6,743,436	1.12
Exercised	(1,000,000)	9.00

Forfeited
Outstanding at December 31, 2001	6,993,436	1.13
Granted	506,442.69
Forfeited	(150,000)	8.95

Outstanding at December 31, 2002	7,349,878	$ .94

Exercisable at December 31, 2001	6,993,436	$ 1.13

Exercisable at December 31, 2002	7,349,878	$ .94

In 2001, a warrant to purchase 100,000 shares of common stock at $1.00 per share, valued at $51,000, in connection with the acquisition of assets and warrants to purchase 500,000 shares of common stock at $1.00 to $2.00 per share, with a fair value of $186,000, as consideration for certain consulting services. The warrants issued to non-employees were valued by using the Black-Scholes option pricing model with the following weighted average assumptions; dividend yield of 0%; volatility of 98%; risk free interest rate of 4.4%, and expected life of 2.6 years. The related expense was recorded at the date of grant, which approximated the performance of the service.

NOTE I — DEFINED CONTRIBUTION PLAN

In October 2001, the Company implemented a defined contribution plan covering all employees who have three months of service with the Company. The Plan allows participants to make voluntary pre-tax contributions, which are partially matched by the Company. For the years ended December 31, 2002 and 2001, employer contributions were approximately $60,000 and $93,000, respectively.

NOTE J — SUBSEQUENT EVENT

On March 31, 2003, the Company entered into a definitive agreement to acquire Solunet Storage, Inc. (Solunet Storage). Consideration consisted of 20,000,000 shares of common stock, shares of preferred stock that are convertible into 37,403,653 shares of common stock, and warrants to purchase a maximum of 19,976,737 shares of common stock. In connection with this transaction, an affiliate of the former majority shareholder of Solunet Storage committed to guarantee $3,000,000 of debt of the Company. Such guaranty is currently in place with respect to a $10,000,000 revolving loan facility of Solunet Storage.

PART III

Information required under Item 9 — Directors, Executive Officers, Promoters and Control Persons and Compliance With Section 16(a) of the Exchange Act; Item 10 – Executive Compensation; Item 11 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; and Item 12- Certain Relationships and Related Transactions, by reference to portions of the Company’s definitive Proxy Statement to be filed no later than April 30, 2003.

Item 13. Exhibits and Reports on Form 8-K.

Exhibit Number	Description	Location
2.1

Agreement and Plan of Merger dated December 10, 2001 by and among SAN Holdings, Inc., ITIS Acquisition Corp. and ITIS Services, Inc., including exhibits thereto, but omitting listed schedules which will be furnished to the staff upon request

Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2001, filed December 31, 2001
2.2	Credit Support Document dated March 31, 2003.	Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K/A dated April 1, 2003, filed April 3, 2003
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001
3.2	By-laws, as amended, effective March 31, 2000	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-KSB for the year ended December 31, 1999
10.1	Credit and Security Agreement, dated May 31, 2001, by and between Storage Area Networks, Inc., and Wells Fargo Business Credit, Inc.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001
10.2	Executive Employment Agreement dated February 1, 2001 - John Jenkins	Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed April 1, 2002.
10.3	Executive Employment Agreement dated December 19, 2001- Fred T. Busk, III	Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed April 1, 2002
10.4	Amended and Restated Employment Agreement dated August 19, 2002 - Fred T. Busk, III	Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form SB-2/A No. 2, File No. 333-87196, filed November 4, 2002

Exhibit Number	Description	Location
10.5	Executive Employment Agreement dated December 19, 2001- Brendan T. Reilly	Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed April 1, 2002.
10.6	Executive Employment Agreement dated December 19, 2001- Hugh A. O’Reilly	Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed April 1, 2002.
10.7	Executive Employment Agreement dated December 19, 2001- F. William Tilt	Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed April 1, 2002.
10.8	2000 Stock Option Plan	Incorporated by reference to Exhibit 99.1 in the Form S-8 (File No. 333-81910) filed January 31, 2002.
10.9	2001 Stock Option Plan	Incorporated by reference to Exhibit 99.2 in the Form S-8 (File No. 333-81910) filed January 31, 2002.
10.10	First Amendment to Credit and Security Agreement by and between Storage Area Networks, Inc. and Wells Fargo Business Credit, Inc.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.
10.11	Subordination Agreement by and between SAN Holdings, Inc. and Wells Fargo Business Credit, Inc.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.
10.12	Second Amendment, dated July 1, 2002, to Credit and Security Agreement, by and between Storage Area Networks, Inc., and Wells Fargo Business Credit, Inc.	Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form SB-2/A No. 2, File No. 333-87196, filed November 4, 2002
21.1	List of Subsidiaries	Incorporated by reference to Exhibit 21.1 to the Registration Statement on Form SB-2/A No. 1, File No. 333-87196, filed July 23, 2002
23.1	Consent of Grant Thornton LLP	Filed herewith
99.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Consent of Causey Demgen & Moore Inc.	Filed herewith

(b) Reports filed on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2002.

Item 14. Controls and Procedures.

Within the 90 days prior to the date of this report, an evaluation was performed, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. That evaluation has provided our Chief Executive Officer and Chief Financial Officer with reasonable assurance that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. We have not made any significant changes in our disclosure controls and procedures or in other factors that could significantly affect those disclosure controls and procedures subsequent to the date of the evaluation described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN Holdings, Inc. (Registrant)
Date: April 15, 2003	By: /s/ John Jenkins John Jenkins Chairman and Chief Executive Officer

Date: April 15, 2003	By: /s/ Hugh A. O’Reilly Hugh A. O’Reilly Senior Vice President and Chief Financial Officer

Date: April 15, 2003	By: /s/ Daniel B. Hemphill Daniel B. Hemphill Controller and Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2003	/s/ Robert K. Brooks Robert K. Brooks, Director

Date: April 15, 2003	/s/ John Jenkins John Jenkins, Director

Date:	Rodger Krouse, Director

Date:	Marc Leder, Director

Date: April 15, 2003	/s/ Brendan T. Reilly Brendan T. Reilly, Director

Date: April 15, 2003	/s/ Clarence Terry Clarence Terry, Director

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, John Jenkins, Chief Executive Officer of SAN Holdings, Inc., certify that:

                  1. I have reviewed this annual report on Form 10-KSB of SAN Holdings, Inc.;

                  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                  4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                  5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                  6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ John Jenkins John Jenkins, President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Hugh A. O'Reilly, Chief Financial Officer of SAN Holdings, Inc., certify that:

                  1. I have reviewed this annual report on Form 10-KSB of SAN Holdings, Inc.;

                  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                  4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                  5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                  6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ Hugh A. O’Reilly Hugh A. O’Reilly Senior Vice President and Chief Financial Officer