Form 10KSB/A
period 2002-12-31
SAN HOLDINGS INC
filed 2003-04-30
CIK 799097

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

SAN HOLDINGS, INC.
Form 10-KSB

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

                 Our Directors are elected for one-year terms at the annual meeting of our shareholders. The board of directors elects executive officers annually.

                 Pursuant to the agreements under which we acquired Solunet Storage, two of our directors (Fred Busk and William Hipp) resigned, and three other individuals (Messrs. Leder, Krouse and Terry) were elected as Directors. Pursuant to those agreements, we agreed to nominate (but have not yet nominated) as a director, for election at the next annual meeting and thereafter through December 31, 2004, the designee of one shareholder, Hollger LLC, and shareholder Sun Solunet LLC agreed to vote for that designee. We currently anticipate that Gary Holloway will be designated by Hollger LLC. Pursuant to those agreements, we also agreed to nominate (but have not yet nominated) the following additional persons as directors: Benjamin Emmons, C. Daryl Hollis, David Kreilein, M. Steven Liff, Michael Phelan and George Rae. Each of Messrs. Emmons, Kreilein, Krouse, Leder, Liff and Terry is an officer and employee of Sun Capital Partners, Inc., an affiliate of Sun Solunet LLC, the principal shareholder of Solunet Storage prior to our acquisition of that entity. Mr. Phelan was the president of Solunet Storage prior to the acquisition. Except as described above, there are no other arrangements or understandings between any officer or director and any other person pursuant to which anyone was or is to be selected as an officer or director.

Our current directors and executive officers are as follows:

John Jenkins, Age 53, Chairman and CEO since November 2000. From January 1995 through June 2000, Mr. Jenkins was CEO, president and a director of TAVA Technologies, Inc., where he led the build-out of a national systems integration business. In 1999, all outstanding TAVA shares were sold in a cash transaction approved by TAVA shareholders. From 1990 until he joined TAVA in 1995, he had served as president of Morgan Technical Ceramics, Inc., a wholly-owned subsidiary of Morgan Crucible plc, a diversified industrial products company based in England and publicly-traded on the London stock exchange. From 1973 until 1990, Mr. Jenkins served in various capacities (most recently as vice president and general manager) with the structural ceramic division of Coors Ceramic Company, a subsidiary of Adolph Coors Company. Mr. Jenkins holds a B.S. from the University of Washington and a J.D. from the University of Denver.

Brendan Reilly, Age 37, Chief Technology Officer and Director since December 2001, pursuant to our acquisition agreement with ITIS Services, Inc. In 1998, Mr. Reilly a co-founded ITIS Services, a data storage solutions provider, and served as its Executive Vice President and Chief Technology officer until our acquisition of ITIS in 2001. Prior to founding ITIS, Mr. Reilly spent seven years with EMC Corporation in various capacities, most recently as senior territory manager. During the two years before joining EMC, he co-founded and operated Veritas International Trading Company, an import-export company conducting East Asian trade for companies such as LL Bean, Starter and Redman. Mr. Reilly earned his undergraduate degree in Business Marketing from Providence College.

Robert K. Brooks, Age 59, Director since June 2000. Mr. Brooks has over 30 years of experience in the information technology industry, having held positions in recruiting, sales and management. In June 1993, he became chairman and managing partner of The Systems Group and Technical Directions, Inc., after it merged with his contract programming, consulting and project management firm. In January 1995, The Systems Group was acquired by ACS Technology Solutions, a wholly owned subsidiary of Affiliated Computer Services, an international IT services company (NYSE:ACS). From June 1995 through December 1999, Mr. Brooks served as senior vice president of Affiliated Computer Services and as executive vice president of ACS Technology Solutions, Inc. Currently, he is a director of Cornus Corporation of Medford, Oregon, a privately held desktop software products company. He received a Bachelor of Science Degree in Psychology from the University of New Mexico.

Marc J. Leder, Age 41, Director since April 2003, pursuant to our acquisition agreement with Solunet Storage. Mr. Leder has served as a managing director of Sun Capital Partners, Inc., a private investment firm, since May 1995. Prior to founding Sun Capital Partners (with Mr. Krouse) in 1995, Mr. Leder served in various capacities with Lehman Brothers, an investment bank based in New York City, most recently as Senior Vice President. Mr. Leder also currently serves as a director of Catalina Lighting, Inc., Northland Cranberries, Inc., Celebrity, Inc., and Mackie Designs, Inc., all of which are publicly held companies, and as a director of a number of private companies.

Rodger R. Krouse, Age 41, Director since April 2003, pursuant to our acquisition agreement with Solunet Storage. Mr. Krouse has served as a managing director of Sun Capital Partners, Inc., a private investment firm, since May 1995. Prior to founding Sun Capital Partners (with Mr. Leder) in 1995, Mr. Krouse served in various capacities with Lehman Brothers, an investment bank based in New York City, most recently as Senior Vice President. Mr. Krouse also currently serves as a director of Catalina Lighting, Inc., Northland Cranberries, Inc., Celebrity, Inc., and Mackie Designs, Inc., all of which are publicly held companies, and as a director of a number of private companies.

Clarence Terry, Age 56, Director since April 2003, pursuant to our acquisition agreement with Solunet Storage. Mr. Terry has served as a managing director of Sun Capital Partners, Inc., a private investment firm, since September 1999. From October 1973 to September 1999, Mr. Terry was principally employed as vice president of Rain Bird Sprinkler Manufacturing Corporation, a leading irrigation manufacturer. Currently, he also serves as a director of Catalina Lighting, Inc., Northland Cranberries, Inc., Celebrity, Inc., and Mackie Designs, Inc., all of which are publicly held companies, and as a director of a number of private companies.

Michael J. Phelan, Age 46, President and Chief Operating Officer, joined SANZ in April 2003 pursuant to our acquisition agreement with Solunet Storage, where he had served as President and Chief Executive Officer since the formation of Solunet Storage in September 2002. Mr. Phelan has been involved in sales and management in the computer and UNIX marketplace since 1980, and entered the data storage business in 1990 when he founded StorNet, Inc. He served as President and Chairman of the Board of StorNet until the merger of that company with Vanguard Technologies in 2000. Following the merger with Vanguard, Mr. Phelan became a consultant to resulting company but ceased participation in daily operations for a period to pursue personal interests. In late 2001, at the request of the then-current management of StorNet, Mr. Phelan re-joined the company as its Acting Chief Executive Officer, a position he held until the sale of StorNet’s assets to Sun Storage. Mr. Phelan serves on the advisory boards of a variety of academic and philanthropic organizations. Mr. Phelan holds a B.S. from West Chester University.

Hugh A. O’Reilly, Age 39, Chief Financial Officer, General Counsel and Senior Vice President, Finance and Legal, joined SANZ in December 2001 pursuant to our acquisition agreement with ITIS Services, where he had served as Chief Financial Officer and General Counsel. Mr. O’Reilly joined ITIS in October 2000. Prior to joining ITIS, Mr. O’Reilly was a partner at Nutter, McClennen & Fish LLP, a law firm based in Boston, Massachusetts, where he practiced corporate law for eleven years and served as the primary outside counsel for ITIS. Mr. O’Reilly holds a J.D. from Vanderbilt University and an A.B in English from Dartmouth College. Mr. O’Reilly and Mr. Reilly are related by marriage.

Chris M. Wilkes, Age38, Executive Vice President, joined SANZ in April 2003 pursuant to our acquisition agreement with Solunet Storage, where he served as Executive Vice President since the formation of Solunet Storage in September 2002. From December 2001 until Solunet Storage’s acquisition of the assets of StorNet, Inc. in September 2002, Mr. Wilkes served as Vice President of Managed Services for StorNet, Inc. Prior to joining StorNet, Inc., Mr. Wilkes was the Director of Sales of Managed Storage International, a storage services provider, which he joined in 2000. From 1996 until he joined Managed Storage International, Mr. Wilkes was General Manager — South/Central District for Pioneer Standard Electronics, a computer equipment reseller and distributor.  Mr. Wilkes holds an MBA from Texas A & M University, and BBA in Marketing from Texas Tech University.

Board Committees

                 The Board of Directors has established a compensation committee and an audit committee. Until the resignation of William Hipp in April 2003 pursuant to the agreements under which we acquired Solunet Storage, each of these committees consisted of Mr. Hipp and Mr. Brooks. A replacement for Mr. Hipp has yet to be named. The prior audit committee members were independent, and when Mr. Hipp’s post is filled the audit committee members will be independent, as defined by the National Association of Securities Dealers’ listing standards.

Section 16(a) Beneficial Reporting Compliance

                 Based on a review of filings with the SEC, as well as copies of the reports and written representations we received from directors and officers required to file and their written representations, we believe that during the year ended December 31, 2002, no Directors or officers were late in filing any reports under Section 16 of the Securities Exchange Act.

Item 10. Executive Compensation.

Summary Compensation Table

                 The following table sets forth information regarding compensation paid during the past three fiscal years to our Chief Executive Officer and to any of the four most highly compensated executive officers who earned total salary and bonus in excess of $100,000 per year during the year ended December 31, 2002.

		Annual Compensation
Name and principal position	Year	Salary ($)		Bonus ($)	Other Annual Compen- sation ($)	Long Term Compensation Securities Underlying Options/SARs(#)	All other compen- sation($)

John Jenkins,	2002	$227,400		$23,950	$-0-	500,000	$5,500
President and CEO	2001	$188,469		-0-	$-0-	-0-	-0-
	2000	$ 58,230	(2)	-0-	$-0-	300,000	-0-

Hugh A. O'Reilly,	2002	$192,500		-0-	$-0-	200,000	-0-
Senior Vice President
CFO and General Counsel	l

Fred T. Busk, III,
Executive Vice	2002	$195,900		-0-	-0-	-0-	$4,188
President and COO

Holly J. Burlage, CFO	2002	$117,387		$20,000	-0-	50,000	-0-
	2001	$143,175		-0-	-0-	330,000	-0-

(1)	Mr. Jenkins became Chief Executive Officer and President in November 2000.
(2)	Represents compensation paid pursuant to consulting agreements.
(3)	These options are exercisable at $.29 per share.
(4)	These options are exercisable at $2.25 per share
(5)	Consists solely of company matching contributions to 401(k) defined contribution plan, available to all employees of the company following 90 days of full time employment.
(6)

Mr. Busk was our employee from January 1 through December 31, 2002, serving as Executive Vice President and Chief Operating Officer until August, 2002. Amounts shown represent compensation for services in all capacities.

(7)	Ms. Burlage served as Chief Financial Officer until August, 2002.
(8)	These warrants are exercisable at $.68 per share.
(9)

Consists of 100,000 warrants exercisable at $.81 per share, 100,000 warrants exercisable at $.89 per share, 100,000 warrants exercisable at $1.00 per share, and 30,000 options, exercisable at $2.25 per share, which expired prior to exercise.

Option and Stock Appreciation Right Grants Table

                 The following table sets forth information regarding the grant of options (including warrants issued as compensation) (and stock appreciation rights during the year ended December 31, 2002, to each of our executive officers required to be named in the Summary Compensation Table.

Name	Number of Securities Underlying Options/ SARs granted (#)	Percent of total options/ SARs granted to employees in fiscal year (%)	Exercise or base price ($/Sh)	Expiration date

John Jenkins	500,000	38.7%	$.29	11/11/2012

Hugh A. O’Reilly	200,000	15.5%	$.29	11/11/2012

Fred T. Busk, III	-0-	-0-	--	--

Holly J. Burlage	50,000	3.9%	$.68	4/30/07

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                 The following table shows the number of shares underlying unexercised options (including warrants issued as compensation) held at December 31, 2002 by each of the executive officers required to be named in the Summary Compensation Table, and the aggregate dollar value of in-the-money, unexercised options held at the end of the fiscal year. SANZ has not granted any stock appreciation rights.

Name	Number of unexercised options at FY-end (#) exercisable/unexercisable	Value of unexercised in-the-money options at FY-end ($)

John Jenkins, CEO	300,000 / 500,000	$100,000	(1)
Hugh A. O’Reilly, CFO	1,063,982 / 200,000	$ 72,000	(2)
Fred T. Busk, III	1,495,677 / 0	$ 24,000	(3)
Holly J. Burlage	350,000 / 0	-0-(4)

(1)	300,000 of these options are exercisable at $2.25 per share, which is in excess of the market price of the shares at December 31, 2002.
(2)

576,871 of these options are exercisable at $.625 per share, and 287,111 of these options are exercisable at $.70 per share, both of which prices are in excess of the market price of the shares at December 31, 2002.

(3)	1,345,677 of these options are exercisable at $.625 per share, which is in excess of the market price of the shares at December 31, 2002.
(4)

Includes 100,000 warrants are exercisable at $.81 per share, 100,000 warrants exercisable at $.89 per share, 100,000 warrants exercisable at $1.00 per share, and 50,000 warrants exercisable at $.68 per share, all of which prices are in excess of the market price of the shares at December 31, 2002.

Compensation of Directors

                 We paid no cash compensation and granted no options to our directors for their services as directors during 2002.

Employment Contracts and Termination of Employment
and Change in Control Arrangements

                 We have three year employment agreements with Messrs. Jenkins, Reilly and O’Reilly which require us to continue paying their salaries for a period of 12 months following termination of employment in the following cases:

°	if the employee terminates his employment within 90 days following specified change of control events,

°	if the employee terminates his employment due to our material change of his employment conditions; or

°	if we terminate his employment agreement other than for cause.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below reflects the number of shares beneficially owned as of April 4, 2003 by:

°	each person or group we believe to be the beneficial owner of more than five percent of our shares;

°	each director;

°	all executive officers required to be named in the Summary Compensation Table; and

°	all directors and executive officers as a group.

Beneficial ownership includes shares represented by all options that are exercisable within 60 days after April 4, 2002.

Name and Address of Beneficial Owner of Common Stock	Amount and Nature of Beneficial Ownership(1)		Percent of Class (1)
John Jenkins	1,040,000	(2)	1.1%
900 West Castleton Road, Suite 100
Castle Rock, CO 80104

Brendan T. Reilly	4,839,117		5.1%
50 Day Street
Norwalk, CT 06854
Hugh A. O'Reilly	1,319,593	(3)	1.4%
50 Day Street
Norwalk, CT 06854
Robert K. Brooks	150,000	(4)	*
900 West Castleton Road, Suite 100
Castle Rock, CO 80104
Marc J. Leder	57,403,653	(5)	60.0%
c/o Sun Capital Partners II, LP
5200 Town Center Circle, Suite 470
Boca Raton, FL 33486
Rodger D. Krouse	57,403,653	(5)	60.0%
c/o Sun Capital Partners II, LP
5200 Town Center Circle, Suite 470
Boca Raton, FL 33486
Clarence Terry	-0-		0.0%
c/o Sun Capital Partners II, LP
5200 Town Center Circle, Suite 470
Boca Raton, FL 33486
Michael J. Phelan	1,435,091	(6)(7)	1.5%
1109 Saunders Court
West Chester, PA 19380
All executive officers and	64,752,363		66.1%
directors as a group (8 persons)
Sun Solunet LLC(5)(8)	57,403,653		60.0%
c/o Sun Capital Partners II, LP(5)
c/o Sun Capital Advisors II, LP(5)
c/o Sun Capital Partners, LLC(5)
5200 Town Center Circle, Suite 470
Boca Raton, FL 33486
Hollger LLC (9)	2,797,209		2.9%
c/o 5 Mile Ventures
95B Rowayton Avenue
Rowayton, CT 06855
Andrew K. Reilly	4,856,900		5.1%
7 Extension Street
Newport, RI

_________________

* Less than 1%.

(1)

Includes shares of common stock issuable upon the conversion of the Company’s Series B Preferred Stock. The Series B Preferred Stock will convert automatically into Common Stock at a conversion ratio of 50,000 : 1 when our Articles of Incorporation are amended to increase the number of authorized shares of Common Stock sufficient to enable such conversion. This ratio is fixed (subject to adjustment only in the case of stock splits, stock dividends, capital reclassifications and similar events) and is not dependent on the market value of the Common Stock or any similar factor. The Series B Preferred Stock contains no obligatory dividends and no preferences over the Common Stock with respect to dividends, liquidation or other matters (other than the power to vote with the Common Stock on an as-converted basis).

(2)

Includes 500,000 shares underlying an option currently exercisable at $.29 per share, 300,000 shares underlying an option currently exercisable at $2.25 per share, 40,000 shares underlying a warrant currently exercisable at $.625 per share, and 40,000 shares underlying a warrant currently exercisable at $1.25 per share.

(3)

Includes: 200,000 shares underlying an option currently exercisable at $.29 per share, 200,000 shares underlying an option currently exercisable at $.33 per share, 576,871 shares underlying an option currently exercisable at $.625 per share, and 287,111 shares underlying an option currently exercisable at $.70 per share.

(4)

Includes 50,000 shares underlying an option currently exercisable at $.70 per share, 15,000 shares underlying an option currently exercisable at $.81 per share, 5,000 shares underlying an option currently exercisable at $10.82 per share, 10,000 shares underlying a warrant currently exercisable at $.625 per share and 10,000 shares underlying a warrant currently exercisable at $1.25 per share.

(5)	Consists solely of shares held by Sun Solunet LLC (further described in Note 8), over which he may be deemed to have control.

(6)

Consists of (a) 500,000 shares of Common Stock, and (b) 18.702 shares of Series B Preferred Stock, which are convertible into 935,091 shares of Common Stock. All such shares are held by Mr. Phelan jointly with his wife.

(7)

All of Mr. Phelan’s shares are subject to a Shareholder Agreement that, among other things, (a) grants Sun Solunet LLC sole power to vote those shares, (b) grants Sun Solunet a right of first refusal on those shares, (c) obligates Mr. Phelan to sell his shares to a party that intends to purchase shares from Sun Solunet LLC, if so demanded by Sun Solunet LLC, and (d) grants Mr. Phelan the right to require a purchaser of shares from Sun Solunet LLC also to purchase a pro rata number of Mr. Phelan’s shares on the same terms.

(8)

Consists of (a) 19,500,000 shares of Common Stock owned directly by Sun Solunet LLC, (b) 500,000 shares of Common Stock owned by Mr. Phelan over which Sun Solunet LLC has voting control, (c) 748.073 shares of Series B Preferred Stock owned directly by Sun Solunet LLC, which are convertible into 36,468,562 shares of Common Stock, and (d) 18.702 shares of Series B Preferred Stock owned by Mr. Phelan over which Sun Solunet LLC has voting control, which are convertible into 935,091 shares of Common Stock. Messrs. Leder, Krouse and Terry may each be deemed to have voting and dispositive power over the shares held by Sun Solunet LLC.

(9)	Messrs. Gary Holloway and Konrad Kruger may each be deemed to have voting and dispositive power over the shares held by Hollger, LLC.

Equity Compensation Plan Information

The following table sets forth information regarding compensation plans (including individual compensation arrangements) in effect at December 31, 2002, under which equity securities are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by shareholders; and (ii) all compensation plans not previously approved by shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans	1,457,657(1)	$ 2.28	-0-
approved by security holders

Equity compensation plans
not approved by security	4,804,831	$ .64	195,169
holders

Total	6,262,488	$ 1.07	195,169

(1) Excludes 400,000 options with an exercise price of $1.50 per share that failed to vest at an accelerated date of December 31, 2002 when specified performance targets were not met at that date. If the holder is still employed by us on June 30, 2012, the options will vest at that date.

Description of Non-Shareholder Approved Plan.

On September 20, 2001, our Board of Directors adopted the 2001 Stock Option Plan At December 31, 2002, the total number of shares of common stock reserved for options issuable under this plan was 5,000,000.  Options granted under the plan vest generally over three to ten years. The exercise price of options granted under this plan shall be not less than 80% of the fair market value per share on the date of option grant  With the exception of “roll-over” options that were included in the plan upon our acquisition of ITIS Services (i.e., options previously issued by ITIS Services that we assumed in that acquisition), all options granted to date under the plan have had an exercise price equal to, or in excess of, fair market value.

Item 12. Certain Relationships and Related Transactions.

Pursuant to our acquisition agreement with Solunet Storage, Sun Solunet LLC became our majority shareholder, holding 58.5% of our common stock (including shares of Series B Preferred Stock that is convertible into common stock). Sun Capital Partners II, LP (“Sun Capital II”) and Sun Capital Partners Management LLC (“Sun Capital Management”) are both affiliates of Sun Solunet LLC.

Pursuant to that acquisition agreement, we entered into a Credit Support Agreement with Sun Capital II under which Sun Capital II has agreed to guarantee a minimum of $3 million of our the debt of the combined company. This guaranty is currently in place in support of a loan facility maintained by Solunet Storage. The guaranty has been used to obtain greater liquidity (in the form of a higher advance rate) under that loan facility than would have been available in the absence of a guaranty. We have not paid Sun Capital II or its affiliates any separate consideration for this guaranty.

In addition, under the Credit Support Agreement we may request at any time that Sun Capital II guaranty up to an additional $2 million of our debt. However, Sun Capital II has the discretion whether or not to issue such a guaranty if so requested. If it does issue such a guaranty and we do not discharge the debt or otherwise obtain a release of the guaranty within eighteen months after its issuance, we will issue warrants to Sun Capital II in payment for that guaranty, and we will be obligated to issue additional warrants to Sun Capital II as further payment at the end of each six-month period that the guaranty is not released.

Also pursuant to our acquisition agreement with Solunet Storage, we entered into a Management Services Agreement with Sun Capital Management. This Management Services Agreement replaced and superseded a similar agreement between Sun Capital Management and Solunet Storage that was in effect prior to our acquisition of Solunet Storage. Pursuant to this agreement, we will receive financial and management consulting services from Sun Capital Management in exchange for a quarterly a fee of $75,000 per calendar quarter (plus reimbursement of out-of-pocket expenses. The fee is fixed at this rate through the quarter ending March 31, 2005, at which time it will be reset, based primarily on the fees Sun Capital Management is then charging the other Sun Capital portfolio companies. This agreement will remain in effect until our next annual meeting of shareholders and thereafter until the first date when all of the following have occurred: (a) the designees of Sun Capital Management and its affiliates no longer constitute a majority of our Board of Directors; (b) Sun Capital Management and its affiliates no longer own or control at least 30% of our outstanding shares; and (c) Sun Capital Management and its affiliates (including Sun Capital II) no longer guarantee any portion of our debt. If the foregoing three events have not yet occurred, the Management Services Agreement will nonetheless terminate on April 4, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN Holdings, Inc. (Registrant)

Date: April 30, 2003	By: /s/ Hugh A. O’Reilly Hugh A. O’Reilly Senior Vice President and Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, John Jenkins, Chief Executive Officer of SAN Holdings, Inc., certify that:

                  1. I have reviewed this annual report on Form 10-KSB/A No. 1 of SAN Holdings, Inc.;

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

Date: April 30, 2003	/s/ John Jenkins John Jenkins, President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Hugh A. O’Reilly, Chief Financial Officer of SAN Holdings, Inc., certify that:

                  1. I have reviewed this annual report on Form 10-KSB/A No. 1 of SAN Holdings, Inc.;

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

Date: April 30, 2003	/s/ Hugh A. O’Reilly Hugh A. O’Reilly Senior Vice President and Chief Financial Officer