Form 10QSB
period 2003-03-31
SAN HOLDINGS INC
filed 2003-05-20
CIK 799097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended March 31, 2003

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

                                       Yes [X]                       No [  ]

                As of May 15, 2003, 58,269,102 common shares, no par value per share, were outstanding.

SAN Holdings, Inc.
Form 10-QSB
March 31, 2003

INDEX

Part I: FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets, December 31, 2002 and
March 31, 2003 (Unaudited)	3
Consolidated Statements of Operations for the Three Months
Ended March 31, 2002 and 2003 (Unaudited)	4
Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2002 and 2003 (Unaudited)	5
Notes to Unaudited Consolidated Financial Statements	6-	7
Item 2. Management’s Discussion and Analysis or Plan of Operations	8-	12
Item 3. Controls and Procedures	12
Part II: OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	13

SAN Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and March 31, 2003
(Unaudited)

	December 31, 2002	March 31, 2003
Current Assets:
Cash and cash equivalents	$ 2,206,701	$ 317,057
Accounts receivable, less allowance for doubtful accounts
of $35,759	9,450,308	5,191,687
Other receivables, less allowance for doubtful accounts of
$150,000	649,219	348,515
Inventory, less valuation allowance of
$141,696	1,752,030	365,705
Prepaid expenses	462,210	94,721

Total current assets	14,520,468	6,317,685
Property and equipment, net	1,061,476	1,377,333
Goodwill	18,846,703	18,846,703
Other assets	137,402	130,925

Total Assets	$ 34,566,049	$ 26,672,646

Current Liabilities:
Accounts payable	$ 10,969,592	$ 8,001,568
Accrued expenses	1,518,167	780,866
Deferred revenue	380,767	58,917
Line of Credit	4,265,928	1,620,261

Total current liabilities	17,134,454	10,461,611
Stockholders’ equity
Preferred stock; no par value, 10,000,000 shares authorized;
no shares issued and outstanding	--	--
Common stock; no par value, 75,000,000 shares authorized;
38,269,102 shares issued and outstanding	31,593,389	31,593,389
Accumulated deficit	(14,161,794)	(15,382,354)

Total stockholders’ equity	17,431,595	16,211,035

Total Liabilities and Stockholders’ Equity	$ 34,566,049	$ 26,672,646

See accompanying notes

SAN Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2002 and 2003
(Unaudited)

	For the three months ended March 31,
	2002 (restated - see note 4)	2003
Sales	$ 8,184,841	$ 7,382,538
Maintenance contract fees, net	$ 564,299	$ 149,245

	8,749,140	7,531,783
Cost of goods sold	6,714,635	6,481,377

Gross profit	2,034,505	1,050,406
Engineering, selling, general & administrative expenses	2,249,207	2,064,674
Depreciation & amortization	251,563	132,377

Loss from operations	(466,264)	(1,146,645)
Other income (expense):
Interest expense	(62,800)	(74,235)
Interest income	3,413	320

Total other expense	(59,387)	(73,915)

Net loss	$ (525,651)	$(1,220,560)

Loss per common share:
Basic and diluted	$ (0.01)	$ (.03)

Weighted average shares outstanding:
Basic and diluted	37,101,274	38,269,102

See accompanying notes

SAN Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2003
(Unaudited)

	March 31
	2002 (restated - see note 4)	2003
Cash flows from operating activities:
Net loss	$ (525,651)	$(1,220,560)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	251,563	123,000
Changes in operating assets and liabilities:
Accounts receivable	(407,188)	4,108,621
Other receivables	--	450,704
Inventory	794,502	1,386,325
Prepaid expenses	625,273	367,489
Accounts payable	(2,137,679)	(2,968,024)
Accrued expenses	(1,346,114)	(743,301)
Deferred revenue	(2,123,269)	(321,850)
Other assets	(18,906)	--

Total adjustments	(4,361,818)	2,402,964

Net cash provided by (used in) operating activities	(4,887,470)	1,182,403
Cash flows from investing activities:
Purchase of property and equipment	(37,511)	(438,858)
Other	(34,315)	6,478

Net cash provided by (used in) investing activities	(71,826)	(432,380)
Cash flows from financing activities:
Proceeds from sale of common stock and warrants	798,018	--
Proceeds from (repayments of) short-term borrowings	776,049	(2,645,667)
Payments on notes payable	(146,397)	6,000

Net cash provided by (used in) financing activities	1,427,670	(2,639,667)

Net decrease in cash and cash equivalents	(3,531,626)
Cash and cash equivalents at beginning of period	5,320,721	2,206,701

Cash and cash equivalents at end of period	$ 1,789,095	$ 317,057

See accompanying notes

SAN Holdings, Inc.
Notes to Unaudited Financial Statements
March 31, 2003

1.    Basis of Presentation

The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB/A No. 1 for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results to be expected for the year.

2.   Subsequent Event – Acquisition of Solunet Storage, Inc.

Effective April 1, 2003, subsequent to the date of the financial statements included in this report, the Company completed the acquisition of Solunet Storage, Inc. (d.b.a “StorNet Solutions”) in exchange for 20,000,000 shares of the Company’s common stock, shares of the Company’s Series B preferred stock that are convertible into an additional 37,403,653 shares of common stock, and a warrant to purchase up to 19,976,737 shares of common stock. As a consequence of that transaction, Sun Solunet LLC, an affiliate of Sun Capital Partners, Inc. (a private investment firm located in Boca Raton, Florida), became the holder of 58.5% of the Company’s voting stock. The transaction will be accounted for as a reverse acquisition.

Among the principal reasons for the acquisition were management’s belief that it would afford opportunities to spread the Company’s fixed costs over a broader revenue base, thereby providing increased operating leverage, and would extend the Company’s geographic presence to regions of the United States where the Company did not previously have operations. This broader geographic scope is expected to reduce the Company’s reliance on any one region, and to better enable the Company to service its existing customers, many of whom have operations in multiple geographic regions.

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

4.    Changes in Accounting Policy regarding Maintenance Contract Revenues

Prior to the fourth quarter of 2002, we accounted for the sales of hardware and software maintenance agreements on a gross basis. In the fourth quarter of 2002, we concluded that the portion of the maintenance service we provided to the customer was not material when compared to the service provided by the manufacturer, and accordingly concluded that we should report maintenance revenue on a net basis. Accordingly, maintenance revenue for the period ended March 31, 2003 has been presented net of costs. Revenues and cost of sales for the period ended March 31, 2002 have been restated to present maintenance revenue on the same basis. The effect of this change is to reduce previously reported revenue by $463,000 and to reduce previously reported cost of sales by $611,000 for the three months ended March 31, 2002, with a consequent increase in previously reported gross profit and net income (reduction in net loss) for that period by $149,000.

5. Stock Based Compensation

The Company follows the accounting treatment prescribed by APB Opinion No. 25 in accounting for stock options issued to its employees and directors. Accordingly, no compensation expense was recognized in connection with the grant of stock options during the periods presented, as all options granted had an exercise price equal to the market value of the underlying stock at the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

SAN Holdings, Inc.
Notes to Unaudited Financial Statements (Continued)
March 31, 2003

	For the three months ended March 31,
	2003	2002
Net income (loss) as reported	$(1,220,560)	$(525,651)
Deduct: Total stock-based employee
compensation under fair value based method,
net of related tax effect	$ 33,872	$ 26,045

Pro Forma	(1,254,432)	(551,696)
Net income (loss) per share - basic and diluted
As reported	$ (.03)	$ (.01)
Pro Forma	$ (.03)	$ (.01)

6. Financing Arrangements

The Company has a revolving credit facility with Wells Fargo Business Credit, Inc., which permits the Company to borrow up to $7 million, subject to availability under its borrowing base. At March 31, 2003, $1,620,261 was outstanding on the Wells Fargo facility, and the Company had $2.7 million of undrawn availability on that facility based on its eligible collateral at that date. The Wells Fargo facility bears interest at prime plus 3%, expires in May 2005 and requires the maintenance of certain financial covenants. The Wells Fargo facility is secured by certain assets of the Company’s Storage Area Networks, Inc. subsidiary.

In connection with the acquisition of Solunet Storage, Inc. in April 2003, the Company has additional credit availability in the form of a $10 million revolving loan facility maintained by Solunet Storage with The CIT Group. At March 31, 2003, Solunet Storage had drawn $4.8 million on the CIT facility, and had $1.2 million of undrawn availability on that facility based on Solunet Storage’s eligible collateral at that date. The CIT facility bears interest at a marginal rate of prime plus 1%, expires in January 2004 and requires the maintenance of certain financial covenants. The CIT facility is secured by certain assets of Solunet Storage.

At December 31, 2002, the Company was in violation of the net worth covenant under the Wells Fargo credit facility. Wells Fargo waived that violation in conjunction with an amendment of the credit facility in April 2003, in which Wells Fargo also increased the maximum amount available under the facility from $5 million to $7 million. At March 31, 2003, the Company was again in violation of the covenants under the Wells Fargo facility regarding net worth and maximum net loss, and Solunet Storage was in violation of the covenant under the CIT facility regarding minimum EBITDA. The Company is currently in discussions with both lenders to obtain waivers of the existing defaults and, if necessary, to establish new covenants. The Company is also currently evaluating a consolidation of the two loan facilities with a single lender. Based on discussions with the lenders to date, management believes that the Company will be able to obtain such waivers in the course of that loan consolidation process, and/or that new covenant levels will be established in the course of that consolidation process that the Company will be able to meet in the future.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-looking statements. Certain statements in this Quarterly Report on Form 10-QSB constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to numerous risks and uncertainties. Statements that are not historical or current facts are “forward-looking statements” which often (but not always) can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative of those terms. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other applicable federal securities laws. Any such forward-looking statements, which speak only as of the date made, represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to known and unknown risks, uncertainties and important factors beyond the control of the Company that could cause actual results, performance, achievements or events to differ materially from historical results of operations and events and those presently anticipated or projected. Factors that may cause such differences include, but are not limited to: the rate of growth in the market for data storage products generally and for the types of products we sell in particular; the continued and future acceptance of the products we sell; the presence of competitors with greater technical, marketing and financial resources; our ability to promptly and effectively respond to technological change to meet evolving customer needs; our ability to successfully expand our operations; and our success at integrating with our own operations the operations and management of any business we acquire. Additional factors are discussed in the Company’s Form 10-KSB for the year ended December 31, 2002, its Form 8-K dated April 4, 2003, and its other reports filed with the Securities and Exchange Commission, to which reference should be made.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In applying our accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As you might expect, the actual results or outcomes are generally different than the estimated or assumed results or outcomes. These differences are usually minor (but they could be material) and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ materially from those estimates.

Goodwill. We review the carrying value of goodwill annually, or more often in certain circumstances.. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting unit with the reporting unit’s carrying amount, including goodwill. If the carrying amount of the our reporting unit exceeds its fair value, we perform the second step to determine the amount of the impairment loss. The impairment loss is determined by comparing the implied fair value of our goodwill with the carrying amount of that goodwill. We believe that our estimates of fair value are reasonable. Changes in estimates of such fair value, however, could effect the calculation. It is possible that the estimates we use to evaluate the realizability of goodwill will be materially different from actual amounts or results.

Recognition of Maintenance Contract Revenues. Prior to the fourth quarter of 2002, we accounted for the sales of hardware and software maintenance agreements on a gross basis. In the fourth quarter of 2002, we concluded that the portion of the maintenance service we provided to the customer was not material when compared to the service provided by the manufacturer, and accordingly concluded that we should report maintenance revenue on a net basis. Accordingly, maintenance revenue for the period ended March 31, 2003 has been presented net of costs. Revenues and cost of sales for the period ended March 31, 2002 have been restated to present maintenance revenue on the same basis. The effect of this change is to reduce previously reported revenue by $463,000 and to reduce previously reported cost of sales by $611,000 for the three months ended March 31, 2002, with a consequent increase in previously reported gross profit and net income (reduction in net loss) for that period by $149,000.

General

Our current business operations commenced in 2000, when we acquired three companies with varying degrees of presence in the storage products and solutions marketplace. In October 2001 we acquired certain operating assets of ECOSoftware Systems, Inc. a privately held storage networking consulting and integration firm based in Boulder, Colorado, and in December 2001, we acquired ITIS Services, Inc., a storage networking consulting and storage solution provider firm based in Norwalk, Connecticut. ITIS Services had a significant commercial client base that included large, national financial services, healthcare and technology companies, which enabled us to establish a more significant market presence in the eastern United States and in the commercial markets in general.

Subsequent Event. In April 2003, subsequent to the date of the financial statements included in this report, we completed the acquisition of Solunet Storage, Inc. (d.b.a “StorNet Solutions”). Solunet Storage is another storage solution provider, and like SANZ was based in the greater Denver area. Solunet Storage, Inc. itself had acquired substantially all of the assets of StorNet, Inc. in September 2002 in a private foreclosure transaction. At the time of the acquisition by SANZ, Solunet Storage was owned by Sun Solunet LLC, an affiliate of Sun Capital Partners, Inc., a private investment firm located in Boca Raton, Florida, and management of Solunet Storage. The Company reported further details of that transaction on a Form 8-K dated April 4, 2003 filed on April 21, 2003. Because we did not complete our acquisition of Solunet Storage until after March 31, 2003, neither the assets and liabilities nor the results of operations of Solunet Storage are included in these financial statements.

Results of Operations

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

Sales. Our sales for three months ended March 31, 2003 were $7.5 million, a decline of $1.2 million or 14% from the amount recorded during the three months ended March 31, 2002. We estimate that approximately 75% of this decline results primarily from a reduction in hardware and software purchases by commercial customers due to geopolitical and other macro-economic conditions, with the balance of the decline resulting from a smaller reduction in such purchases by government customers, offset by a modest increase in professional services revenues. Reflecting the more significant decline in the commercial sector, sales were roughly equally split between government sector (including both direct government sales and those made to government prime contractors) and the commercial sector during the period, as compared to the prior year period in which 67% of sales were made in the commercial sector.

Gross Profit. Gross profit as a percent of sales was 14% for the quarter ended March 31, 2003 compared to 22% for the prior year quarter. Commercial sales have customarily been made at a higher margin than sales to government customers. We believe the lower gross profit during the period is due primarily to the proportional increase in government sector revenues in the revenue mix in 2003.. To a lesser extent, the lower gross profit reflects tighter margins on sales to commercial customers during the period due to the competitive conditions caused by reduced demand by commercial customers in general. We believe that the significant decline in average percentage margins is, at least in part, a temporary phenomenon, and that our historical average throughout 2002 is a better predictor of future average margins than those realized in the three months ended March 31, 2003.

Engineering, Selling, General and Administrative. Engineering, selling, general and administrative expenses decreased by $350,000, or 14%, during the three months ended March 31, 2003 compared to the same period in 2002, from 2.5 million (of which $250,000 consisted of depreciation and amortization) to $2.1 million (of which $130,000 consisted of depreciation and amortization). We estimate that approximately 90% of this reduction is the result of cost containment efforts, including measures adopted by the Company during the second half of 2002, with the balance being the result of reduced commission expense due to the lower gross profit levels. The expenses during the quarter ended March 31, 2003 included approximately $100,000 in transaction costs attributable to the business combination with Solunet Storage that was effected in April 2003, while the expenses during the quarter ended March 31, 2002 included approximately $75,000 attributable to workforce reductions associated with the acquisition of ITIS Services that was effected in December 2001.

Interest Expense. Interest expense increased from $61,000 for the three months ended March 31, 2002 to $74,000 for the comparable 2003 period due to increased borrowings on the line of credit during 2003.

Liquidity and Capital Resources

Cash. Our cash position decreased from $2.2 million cash and cash equivalents at December 31, 2002 to $300,000 at March 31, 2003. This decline in cash is offset by a lower outstanding balance on our revolving line of credit (which is discussed in detail below) at March 31, 2003 ($1.6 million) than at December 31, 2002 ($4.3 million), and results primarily from ordinary course repayments on that line of credit. In combination with undrawn availability on our revolving line of credit, the sum of which we believe more accurately reflects our total available cash resources at a given date, the total of cash plus undrawn availability at March 31, 2003 was $2.2 million, down from a total of $2.9 million at December 31, 2002.

For the three months ended March 31, 2003, our operating activities generated $1.2 million of cash, compared to $4.9 million of cash used by operating activities during the comparable period in 2002. The decrease in cash use primarily is due to reductions in accounts receivable of $4.2 million and reductions in inventories of $1.3 million, offset in part by reductions in accounts payable of $3.0 million and in accrued expenses of $700,000. Cash used in investing activities increased from $40,000 in the three months ended March 31, 2002 to $400,000 the current period. This increase primarily is the result of increases in fixed assets, consisting in principal part of approximately $125,000 of inventory that was converted to fixed assets used for internal purposes and approximately $150,000 of capitalized software development expense relating to our Earthwhere product, for which we achieved technical validation in late 2002 and which was released for general availability (“GA”) on April 1, 2003. We used $2.6 million of cash in financing activities in the current period, as a result of a net pay-down in the amount outstanding on our revolving line of credit during the period (from $4.3 million outstanding at December 31, 2002 to $1.6 million outstanding at March 31, 2003), compared to $1.4 million generated by financing activities in the comparable period of the prior year when we increased our borrowings on the line of credit and completed a private offering of securities for cash.

Loan Facilities. During 2001, we established a $2.5 million line of credit agreement with Wells Fargo Business Credit, Inc. After an increase to $5.0 million in 2002, in April, 2003, Wells Fargo amended the maximum amount of the line to $7.0 million.. The Wells Fargo credit facility is a “revolving” facility under which we routinely draw and repay funds on a daily or near-daily basis to address timing differences between our collections from clients and our payments to vendors. It should be noted, however, that the funds available under the credit facility are limited to 80% of the amount of eligible accounts receivable we hold at any given time, and fluctuations in the timing of customer orders can adversely affect our ability to draw on the line when required. Eligible accounts consist of substantially all accounts receivable, subject to customary exceptions (including those aged over 90 days, otherwise-current receivables from customers with material amounts outstanding over 90 days, and more than a pre-set percentage of total receivables from a single customer). Borrowings against receivables owed directly by federal government end-users are further limited to $500,000 in the aggregate unless we have obtained an “assignment of claim” executed by the government agency. (Receivables from commercial entities acting as prime contractors for federal government end-users are not subject to this sub-limit.) As of March 31, 2003, based on our eligible collateral at that date, we had $3.5 million available for borrowing on the Wells Fargo credit facility, of which $1.6 million was drawn and $1.9 million remained available and undrawn.

Covenants permit Wells Fargo to declare the loan in default if our Storage Area Networks, Inc. operating subsidiary, does not meet specified minimum net income levels (or specified maximum net loss levels) during each calendar quarter, or if the book net worth of Storage Area Networks, Inc. falls below levels that we have agreed to maintain. These levels were determined based on our discussions with the lender and are periodically reset following negotiation with the lender to reflect changes in our business. At December 31, 2002, we were not in compliance with our covenants regarding minimum book net worth. In connection with our amendment of the line of credit in April 2003, Wells Fargo waived the year-end non-compliance. We are again not in compliance with our covenants regarding net worth and maximum net loss at March 31, 2003. As discussed below, this continuing non-compliance gives the lender the right to declare the loan in default and demand repayment of the loan. Either in conjunction with a demand for repayment, or as a lesser step without demanding repayment of the loan, the lender may also increase our rate of interest.

Effect of Subsequent Event on Capital Resources. At the time of our acquisition of Solunet Storage in April 2003, Solunet Storage maintained its own $10 million revolving loan facility with CIT Group. An affiliate of Sun Capital Partners, Inc. has guaranteed $3 million of the CIT loan facility, which increases Solunet Storage’s borrowing capacity on that line of credit. In connection with the acquisition, that affiliate of Sun Capital Partners, Inc. committed to maintain its guarantee of a minimum of $3 million of debt on behalf of the combined company, whether applied to the CIT loan facility or to a substitute facility in the future. (That affiliate of Sun Capital Partners, Inc. also undertook to provide up to an additional $2.0 million in guarantees, at its discretion and subject to our obligation to compensate it with warrants if any such additional guaranty was not released within 18 months, and with additional warrants at each 6-month interval thereafter if the guaranty is not then released.) At March 31, 2003, Solunet Storage had drawn $4.8 million on that facility, and had $1.2 million of undrawn availability on that facility based on its eligible collateral at that date.

Similar to the Wells Fargo loan facility maintained by our Storage Area Networks subsidiary, covenants by Solunet Storage permit CIT Group to declare the CIT loan facility in default if our Solunet Storage subsidiary does not meet specified minimum EBITDA (earnings before interest, taxes, depreciation and amortization) levels (or maximum EBITDA loss levels) during each three-month period. These levels were determined between Solunet Storage and CIT Group at the time the loan facility was established. At March 31, 2003 Solunet Storage was not in compliance with its covenants regarding maximum EBITDA loss for the quarter ended that date. As discussed below, this non-compliance gives the lender the right to declare the loan in default and demand repayment of the loan. Either in conjunction with a demand for repayment, or as a lesser step without demanding repayment of the loan, the lender may also increase our rate of interest.

We are currently evaluating a consolidation of the two loan facilities with a single lender. Based on our discussions with our two lenders to date, we believe that, to the extent required, we will be able to obtain waivers of our prior non-compliance with covenants in the course of that loan consolidation process, and/or that new covenant levels will be established in the course of that loan consolidation process that we will be able to meet in the future. We expect that our ability to meet the existing covenant levels in the future or to meet newly-established covenant levels will be strengthened by the cost reductions that we have begun to realize and that we will continue to realize through the integration of the Storage Area Networks and Solunet Storage businesses.

If, contrary to our current expectation, either lender were to exercise its right to demand immediate repayment of its loan on the basis of our failure to meet these covenants at March 31, 2003, it is likely that we would not be able to repay that loan and still meet our obligations to our vendors in a timely manner unless we are able to borrow from another lender. If one but not both of our existing lenders demanded immediate repayment, then (depending on our ability to generate accounts receivable eligible as collateral under the other lender’s loan facility) it is possible but by no means certain that we could fund continuing operations using borrowings on the other, remaining line of credit while satisfying the defaulted loan through the collection of existing accounts receivable, although it is also likely we would ultimately need to obtain a higher borrowing limit with the remaining lender or with a new lender. If, however, we were unable to fund continuing operations using borrowings on the other line of credit, or if both lenders were to declare their loans in default, then it is likely that we would need to borrow from a new lender in order to satisfy the existing defaulted loan(s). There can be no assurance that, if needed, we would be able to secure such a replacement loan on acceptable terms, if at all. If we were unable to borrow from another lender, it is likely we would be forced to significantly delay our payments to our vendors while we collected sufficient accounts receivable to satisfy the lenders, which could substantially jeopardize our relationships with those vendors and as a result materially and adversely affect our future business, operations and results of operations. While, if those events were to occur it is likely we would suffer such adverse effects, management believes that its credit availability from other sources would be adequate to enable us to continue operations. In the near term, the existence of dual loan facilities (subject to our ability to generate eligible receivables to support each facility), and in both the near and long term, the guaranties from the Sun Capital Partners affiliate, are both significant factors in this belief by management.

Liquidity. As of March 31, 2003, we had approximately $300,000 of cash and we had approximately $1.9 million of undrawn availability on our line of credit. At that date, Solunet Storage (which we acquired effective April 1, 2003) also had approximately $300,000 of cash, and had approximately $1.2 million in undrawn availability on its line of credit. However, availability on each line of credit is dependent at any time on our having adequate eligible accounts receivable to support borrowings. In addition, neither Storage Area Networks nor Solunet Storage was in compliance with its loan covenants at March 31, 2003, and as a consequence our availability on each line of credit is also dependent on each respective lender’s willingness to permit us to continue to draw on the line while we remain out of compliance.

During the first three months of 2003, we generated a net loss (excluding depreciation and amortization) of $1.1 million. We believe that our acquisition of Solunet Storage in April 2003 will enable us to reduce operating expenses of the combined company through the elimination of overlapping positions and other redundancies. We have taken various actions in the first forty-five days following closing to realize such expense reductions, and we have identified various additional actions that we expect to take in the foreseeable future. The majority of these reductions will come from the elimination of positions. At present, more than 20 positions, or approximately 15% of the average total personnel for the two companies during the three months ended March 31, 2003, have either been eliminated or are scheduled for elimination following the current post-closing integration period. While these cost reduction actions, together with a normalization of gross profit levels to levels consistent with those generated throughout 2002, are currently projected to enable us to reach profitability without raising additional capital, there can be no assurance that they will succeed in doing so. For this reason, as well as the continuing slow pace of the economy in general and of technology spending in particular, there is a possibility that we will need either to undertake further cost-cutting measures (which could entail curtailing certain operations), or to raise additional capital, or both. If we do seek to raise capital, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid further cost cutting. If equity capital were raised, the issuance of those shares would also be dilutive to the ownership interests of all other stockholders.

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

Item 6.    Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits are filed with this Form 10-QSB:

2.1	Agreement and Plan of Merger dated March 31, 2003. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A dated April 1, 2003, filed April 3, 2003

2.2	Credit Support Document dated March 31, 2003. Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K/A dated April 1, 2003, filed April 3, 2003

10.1	Fourth Amendment to Credit and Security Agreement by and between Storage Area Networks, Inc. and Wells Fargo Business Credit, Inc., dated as of April 1, 2003. Filed herewith.

99.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K.

(i)

On March 18, 2003 we filed Form 8-K dated March 18, 2003, reporting, pursuant to Item 7 and Item 9, our Press Release dated March 18, 2003 entitled “Storage Area Networks Reaches Preliminary Agreement to Combine with Solunet Storage Solutions.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                       SAN Holdings, Inc.
                                                                                                                       (Registrant)

Date:           May 20, 2003                                                                         /s/ John Jenkins
                                                                                                                       John Jenkins, Chairman, President and CEO

Date:           May 20, 2003                                                                         /s/ Hugh A. O’Reilly
                                                                                                                       Hugh A. O’Reilly
                                                                                                                       Sr. Vice President and CFO
                                                                                                                       Principal Financial Officer

Date:           May 20, 2003                                                                         /s/ Daniel B. Hemphill
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

         1. I have reviewed this quarterly report on Form 10-QSB of SAN Holdings, Inc.;

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

Date:           May 20, 2003                                                                         /s/ John Jenkins
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

         1. I have reviewed this quarterly report on Form 10-QSB of SAN Holdings, Inc.;

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

Date:           May 20, 2003                                                                         /s/ Hugh A. O’Reilly
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