Form 10KSB/A
period 2002-12-31
SAN HOLDINGS INC
filed 2003-07-24
CIK 799097

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A No. 2

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
(Address including zip code, area code and telephone number of Registrant’s principal executive offices.)

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

SAN HOLDINGS, INC.
FORM 10-KSB/A

TABLE OF CONTENTS

Item No                                                                                                                                                                              Page

Part I

1.	Description of Business	3
2.	Description of Property	8
3.	Legal Proceedings	8
4.	Submission of Matters to a Vote of Security Holders	8

Part II

5.	Market for Common Equity and Related Stockholder Matters	9
6.	Management’s Discussion and Analysis or Plan of Operation	10
7.	Financial Statements	19
8.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	19

Part III

9.	Directors, Executive Officers, Promoters and Control Persons;
	Compliance With Section 16(a) of the Exchange Act	20
10.	Executive Compensation	22
11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	24
12.	Certain Relationships and Related Transactions	26
13.	Exhibits and Reports on Form 8-K	27
14.	Controls and Procedures	29

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (GAAP). The two accounting policies most fundamental to understanding our financial statements are those relating to recognition of revenue, and those relating to our use of estimates.

Revenue Recognition

Our revenue is derived primarily from two sources: (i) the resale and installation of data storage systems, which consist of computer hardware and software, and data storage related services; and (ii) revenue from the resale of maintenance agreements on data storage devices.

Revenue from the resale and installation of data storage systems is recognized upon completion of delivery and, where applicable, any material service obligations, provided that no significant uncertainties regarding client acceptance exist and collection is probable. Revenue from the resale of computer software is recognized when: (i) the Company enters into a legally binding arrangement with the client for the license of software; (ii) delivery of the software has occurred; (iii) client payment is fixed or determinable and free of contingencies or significant uncertainties; and (iv) collection is probable. Service revenue is recognized as the related services are completed.

We do not currently perform a material portion of the maintenance services when we resell maintenance agreements on computer hardware and software. Accordingly, revenue from the resale of all maintenance agreements is currently recognized net of the cost to acquire the related maintenance agreements from the hardware and software vendors, at the beginning of the maintenance period. We anticipate that in the future we may begin performing a portion of the maintenance services with respect to some or all of the maintenance contracts that we sell. If we should begin performing such a portion of the maintenance services, we anticipate that we will recognize the gross sale price of the applicable maintenance contracts as revenue, and defer and recognize such revenue over the contractual terms of the maintenance agreements. The cost to acquire such maintenance agreements from the hardware and software vendors would likewise be deferred and amortized over the contractual terms of the maintenance agreements.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the reported amount of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Some of these estimates, judgments and assumptions relate to expected outcomes or uncertainties of specified events. Others relate to the anticipated dollar amounts arising out of events that are reasonably certain to occur. The areas in which we most frequently are required to make such estimates, judgments and assumptions are allowances for credit losses on accounts receivable, allowances for impairment in the value of inventory, certain aspects of the recognition of revenue from professional services, and assessment of the carrying value of goodwill.

We believe that the estimates, judgments and assumptions upon which we rely are reasonable based on the information available to us at the time that those estimates, judgments and assumptions are made, and they are continually evaluated based on available information and experience. As you might expect, in the case of estimated or assumed amounts, the actual results or outcomes are often different from the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. However, to the extent that there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected.

We utilize a specific reserve methodology for our accounts receivable, in which we periodically review each of those accounts based on aging, the financial status of the client and other known factors that may indicate that an account has become uncollectable. In doing so, we make judgments about our ability to collect outstanding receivables and apply a reserve where we believe our ability to collect a specified receivable has become doubtful. We also consider our exposure to a single client; in this regard (as further discussed under the heading “Description of Business – Our Clients”), in 2002 we had no single client that represented more than 10% of our total revenue although various separate branches and agencies within the U.S. Department of Defense in the aggregate represented approximately 35% of our revenue. This process of reviewing our accounts receivable involves the application of management’s judgment and estimates regarding a future event, i.e., the likelihood of collection of a receivable and whether or not collection will be of the full amount owed. If our judgment does not accurately predict our future ability to collect those outstanding receivables, whether because the data on which we rely in making that judgment proves to be inaccurate or otherwise, additional provisions for doubtful accounts may become needed and the future results of operations could be materially affected.

We also utilize a specific reserve methodology for our inventory, in which we periodically review the tangible inventory to assess whether, due to aging, changes in technology, our effectiveness in marketing a given type of product to our usual client base or other factors, our ability to sell that inventory for at least our carrying value has become impaired. This process involves the application of management’s judgment and estimates regarding a future event, i.e., the likelihood of the sale of an item of inventory and an estimate of the price at which such sale will occur. If our judgment does not accurately predict our future ability to sell that inventory or the price at which we will sell it, whether because the data on which we rely in making that judgment proves to be inaccurate or otherwise, a reduction in the carrying value of that inventory may become needed and the future results of operations could be materially affected.

Our recognition of revenue from services that we perform with our internal staff also involves certain estimates, judgments and assumptions. Among these are estimates and assumptions used in reallocating an appropriate portion of the compensation and other costs that we incur with respect to our staff from “operating expense” to “cost of sales”. If we are incorrect in those estimates and assumptions, our financial statements may inaccurately overstate gross profit and simultaneously overstate operating expense, or vice versa. (The net effect of either outcome would, however, be neutral to net income.) Also among these estimates, judgments and assumptions are judgments regarding when a given services engagement has achieved “substantial completion” and recognition of revenue is therefore appropriate.

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

For the year commencing January 1, 2002, we adopted a policy to record revenue from the resale of maintenance agreements on computer hardware and software net of the cost to acquire the related maintenance agreements from the hardware and software vendors, at the beginning of the maintenance period. We adopted this policy because we currently do not perform a material portion of the maintenance services when we resell maintenance agreements on computer hardware and software. Previously we employed a policy under which we recorded the full (or “gross”) sale price of the maintenance agreement, and deferred the revenue over the life of the agreement. Prior year data in this report has been restated to reflect the newly-adopted accounting policy. We anticipate that in the future we may begin performing a portion of the maintenance services with respect to some or all of the maintenance contracts that we sell. If we do begin performing such a portion of the maintenance services, we anticipate that we will recognize the gross sale price of those maintenance contracts as revenue, and defer and recognized such revenue over the contractual terms of the maintenance agreements; contracts on which we do not perform any portion of the services will continue to be reported on a net basis.

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
		(Restated–see Note A)
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
		(Restated–see Note A)
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
		(Restated–see Note A)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

   Changes in Accounting Policy Regarding Maintenance Contract Revenues

Prior to the fourth quarter of 2002, the Company accounted for the sales of hardware and software maintenance agreements on a gross basis. In the fourth quarter of 2002, management concluded that the portion of the maintenance service the Company provided to the customer was not material when compared to the service provided by the manufacturer, and accordingly concluded that the Company should report maintenance revenue on a net basis. Accordingly, maintenance revenue for the year ended December 31, 2002 has been presented net of costs. Revenues and cost of sales for 2001 have been restated to present maintenance revenue on a net basis. The effect of this change is to reduce previously reported revenue and cost of sales by $2,374,000 for 2001.

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

Effective December 31, 2001, the Company acquired all of the outstanding stock of ITIS Services, Inc. (ITIS) in exchange for 18,511,262 shares of the Company’s common stock valued at $13,883,446, options to acquire 3,315,050 shares of the Company’s common stock valued at $1,966,852, and $330,466 of acquisition costs. The acquisition of ITIS gives the Company a greater market presence in the eastern United States. ITIS sells and installs computer data storage systems throughout the eastern United States. In 2001, the Company recorded goodwill of $16,180,714 in connection with the ITIS acquisition which was accounted for using the purchase method of accounting. The purchase price and purchase price allocation are as follows:

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

$ 16,180,764

During the year ended December 31, 2002, goodwill related to the ITIS acquisition increased by $142,256 due to additional acquisition costs incurred in fiscal 2002.

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

Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2001, filed December 31, 2001
2.2	Credit Support Document dated March 31, 2003.	Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K/A dated April 1, 2003, filed April 3, 2003
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001
3.2	By-laws, as amended, effective March 31, 2000	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-KSB for the year ended December 31, 1999
10.1	Credit and Security Agreement, dated May 31, 2001, by and between Storage Area Networks, Inc., and Wells Fargo Business Credit, Inc.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001
10.2	Executive Employment Agreement dated February 1, 2001 - John Jenkins	Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed April 1, 2002.
10.3	Executive Employment Agreement dated December 19, 2001- Fred T. Busk, III	Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed April 1, 2002
10.4	Amended and Restated Employment Agreement dated August 19, 2002 - Fred T. Busk, III	Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form SB-2/A No. 2, File No. 333-87196, filed November 4, 2002

Exhibit Number	Description	Location
10.5	Executive Employment Agreement dated December 19, 2001- Brendan T. Reilly	Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed April 1, 2002.
10.6	Executive Employment Agreement dated December 19, 2001- Hugh A. O’Reilly	Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed April 1, 2002.
10.7	Executive Employment Agreement dated December 19, 2001- F. William Tilt	Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed April 1, 2002.
10.8	2000 Stock Option Plan	Incorporated by reference to Exhibit 99.1 in the Form S-8 (File No. 333-81910) filed January 31, 2002.
10.9	2001 Stock Option Plan	Incorporated by reference to Exhibit 99.2 in the Form S-8 (File No. 333-81910) filed January 31, 2002.
10.10	First Amendment to Credit and Security Agreement by and between Storage Area Networks, Inc. and Wells Fargo Business Credit, Inc.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.
10.11	Subordination Agreement by and between SAN Holdings, Inc. and Wells Fargo Business Credit, Inc.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.
10.12	Second Amendment, dated July 1, 2002, to Credit and Security Agreement, by and between Storage Area Networks, Inc., and Wells Fargo Business Credit, Inc.	Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form SB-2/A No. 2, File No. 333-87196, filed November 4, 2002
21.1	List of Subsidiaries	Incorporated by reference to Exhibit 21.1 to the Registration Statement on Form SB-2/A No. 1, File No. 333-87196, filed July 23, 2002
23.1	Consent of Grant Thornton LLP	Previously filed
99.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Filed herewith

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

SAN Holdings, Inc. (Registrant)

Date: July 23, 2003	By: /s/ Hugh A. O’Reilly Hugh A. O’Reilly Senior Vice President and Chief Financial Officer

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

Date: July 23, 2003	/s/ John Jenkins John Jenkins, President and Chief Executive Officer

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

Date: July 23, 2003	/s/ Hugh A. O’Reilly Hugh A. O’Reilly Senior Vice President and Chief Financial Officer