Form 10QSB
period 2003-06-30
SAN HOLDINGS INC
filed 2003-09-24
CIK 799097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended June 30, 2003

Commission File Number 0-16423

SAN Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	84-0907969
(State of incorporation)	(I.R.S. Employer ID No.)

900 W. Castleton Road, Suite 100, Castle Rock, CO 80104
(Address of principal executive offices)

(303) 660-3933
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes [X]                       No [  ]

            As of September 15, 2003, 58,317,264 common shares, no par value per share, were outstanding.

SAN Holdings, Inc.
Form 10-QSB
June 30, 2003

INDEX

Part I: FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets of SAN Holdings at
December 31, 2002 and June 30, 2003 (Unaudited)	3
Consolidated Statements of Operations of SAN Holdings for the
Three Months and Six Months Ended June 30, 2003 (Unaudited)	4
Consolidated Statements of Cash Flows of SAN Holdings for the
Six Months Ended June 30, 2003 (Unaudited)	5
Consolidated Statements of Operations of StorNet, Inc. for the
Three Months and Six Months Ended June 30, 2002 (Unaudited)	6
Consolidated Statements of Cash Flows of StorNet, Inc. for the
Six Months Ended June 30, 2002 (Unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis or Plan of Operations	16
Item 3. Controls and Procedures	25
Part II: OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds	26

Item 6. Exhibits and Reports on Form 8-K	26

SAN Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and June 30, 2003
(unaudited)
(see Note 3)

	December 31, 2002	June 30, 2003
Current Assets:
Cash and cash equivalents	$ 13,313	$ 275,170
Restricted cash (see Note 10)	148,000	--
Accounts receivable, less allowance for doubtful accounts	8,425,842	13,686,870
of $343,211 and $298,426 respectively
Inventories	1,447,006	845,246
Deferred maintenance contracts	826,759	2,137,422

Prepaid expenses	234,007	389,164

Total current assets	11,094,927	17,333,871
Property and equipment, net	568,892	1,247,773
Goodwill	--	31,689,827
Intangibles and other assets, net	655,986	3,612,089

Total Assets	$ 12,319,805	$ 53,883,560

Current Liabilities:
Accounts payable	1,843,159	12,396,333
Accrued expenses	1,227,131	3,735,219
Deferred revenue	2,725,550	2,964,125
Unpresented checks	505,733	--
Notes payable	6,831,580	9,253,807

Note payable - related party	4,000,000	--

Total current liabilities	17,133,153	28,349,485
Stockholders' Equity:
Preferred stock; no par value, 10,000,000 shares authorized;
no shares issued and outstanding at December 31, 2002 and
748.07306 shares outstanding at June 30, 2003 (convertible into
37,403,653 shares of Common stock)	--	12,931,809
Common stock; no par value, 75,000,000 shares authorized;
20,000,000 shares issued and outstanding at December 31, 2002
and 58,317,264 shares issued and outstanding at June 30, 2003	1,000,000	20,162,407
Warrants	--	3,222,264

Accumulated deficit	(5,813,348)	(10,782,40	5)

Total stockholders’ equity	(4,813,348)	25,534,075

Total Liabilities and Stockholders’ Equity	$ 12,319,805	$ 53,883,560

See accompanying notes

SAN Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three-month and six month periods ended June 30, 2003
(Unaudited)
(see Note 3)

	For the Three months ended June 30, 2003	For the Six months ended June 30, 2003
Revenues:
Sales of hardware, software, and services	$ 15,881,101	$ 22,199,500
Maintenance services	1,215,782	1,918,656

Maintenance Contract Fees, net	285,322	410,063

Total Revenues	17,382,205	24,528,219
Cost of goods sold (excluding cost of
depreciation and amortization)	13,082,912	18,651,251

Gross profit	4,299,293	5,876,968
Selling, general and administrative
(including engineering)	5,189,779	7,999,105
Acquisition-Related Costs	1,958,274	1,958,274

Depreciation and amortization	544,134	609,055

Loss from operations	(3,392,894)	(4,689,466)
Other income (expense):
Interest expense (net)	(199,351)	(365,842)
Other income	71,507	94,272

Gain (Loss) on sale of assets	(8,020)	(8,020)

Total other income (expenses)	(135,864)	(279,590)

Net loss	(3,528,758)	(4,969,056)

Loss per common share:
Basic loss
per common share	$ (0.06)	$ (0.13)

Diluted loss
per common share	$ (0.06)	$ (0.13)

Weighted average common shares outstanding:
Basic	58,304,562	39,258,095

Diluted	58,304,562	39,258,095

See accompanying notes

SAN Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003
(Unaudited)
(see Note 3)

Cash flows from operating activities:
Net loss	$(4,969,056)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	609,055
Changes in operating assets
Accounts receivable	279,176
Inventory	824,518
Deferred maintenance	(1,310,663)
Prepaid expenses	(60,435)
Other assets	(181,359)
Accounts payable	2,045,873
Accrued expenses	1,727,222
Deferred revenue	179,658

Net cash provided by (used in) operating activities	(856,011)
Cash flows from investing activities
Purchase of property and equipment	(44,914)
Cash acquired in acquisition	317,057

Net cash provided by (used in) investing activities	272,143
Cash flows from financing activities
Net proceeds from current borrowings	2,422,227
Proceeds from notes payable	(1,620,261)
Loan origination fees paid	43,759

Net cash provided by financing activities	845,725
Net increase (decrease) in cash and cash equivalents	261,857
Cash and cash equivalents at beginning of period	13,313
Cash and cash equivalents at end of period	$ 275,170
Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	400,000
Supplemental disclosure of non-cash investing
and financing activities:
Acquisitions of businesses
Tangible assets acquired	7,374,891
Intangible assets acquired	34,720,258
Liabilities assumed	(10,461,611)

31,633,538
Less: cash acquired	(317,057)

Non-cash financing of acquisitions of businesses	31,316,481
Common stock exchanged in business combination	19,162,408
Preferred stock exchanged in business combination	12,931,809
Warrants exchanged in business combination	3,222,264
Note converted to equity	(4,000,000)

31,316,480

See accompanying notes

StorNet, Inc.
(accounting predecessor to SAN Holdings, Inc)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three-month and six month periods ended June 30, 2002
(Unaudited)

	3 months ended June 30, 2002	6 months ended June 30, 2002
Revenues:
Sales of hardware, software, and services	11,680,492	24,348,723
Maintenance Services	2,162,203	4,138,059

Maintenance Contract Fees, net	194,273	309,719

Total Revenues	14,036,968	28,796,501
Cost of goods sold (excluding cost of
depreciation and amortization)	10,533,191	21,261,266

Gross profit	3,503,777	7,535,235
Engineering, selling, general
and administrative expenses	3,734,762	7,682,970
Impairment of assets	1,097,179	2,022,686

Depreciation and amortization	313,666	626,733

Operating Income (Loss)	(1,641,830)	(2,797,154)
Other income (expense):
Interest Expense (net)	(421,639)	(848,054)

Other Income (Expense)	4,909	13,894

Total other income (expenses)

Loss before taxes	(2,058,560)	(3,631,314)

Income tax expense (refund income)	--	(208,586)

Net loss	(2,058,560)	(3,422,728)

See accompanying notes

StorNet, Inc.
(accounting predecessor to SAN Holdings, Inc)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002
(Unaudited)

6 months ended June 30, 2002
Cash flows from operating activities:
Net loss	$(3,422,728)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	626,733
Impairment of assets	2,022,686
Other	35,000
Changes in operating assets and liabilities
Accounts receivable	6,761,916
Inventory	(761,968)
Deferred maintenance contracts	(129,404)
Prepaid expenses	59,345
Other assets	46,076
Unpresented Checks	(2,831,084)
Accounts payable	138,159
Accrued expenses	(538,043)
Deferred revenue	(133,450)

Net cash provided by (used in) operating
activities	1,873,238

Cash flows from investing activities
Purchase of property and equipment	(51,948)

Net cash provided by (used in)
investing activities	(51,948)

Cash flows from financing activities
Net proceeds from (payments on) bank borrowings	(1,815,888)
Payments on notes payable	(111,555)

Net cash provided by financing activities	(1,927,443)

Net increase (decrease) in cash and cash
equivalents	(106,153)
Cash and cash equivalents at beginning of period	115,129

Cash and cash equivalents at end of period	$ 8,976

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$ 607,919
Supplemental disclosure of non-cash investing and
financing activities:
Write down of assets due to pending liquidation	2,022,686

See accompanying notes

SAN Holdings, Inc.
Notes to Unaudited Financial Statements
June 30, 2003

1.    Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in the financial statements of Solunet Storage Holding Corp. (including its wholly-owned operating subsidiary, Solunet Storage, Inc., “Solunet Storage”) included in our Current Report on Form 8-K/A filed concurrently with this Report, and in our Annual Report on Form 10-KSB/A No. 2 for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of our normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results to be expected for the year.

2. Liquidity

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate our continuation as a going concern. However, we have sustained substantial losses from operations since inception, and such losses have continued through June 30, 2003. In addition, historically we have used, rather than generated, cash in our operations.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent on our continuing operations, which in turn is dependent on our ability to meet our financing requirements on a continuing basis, to maintain present financing, and to succeed in our future operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to succeed in those future operations.

Our merger with Solunet Storage on April 1, 2003 (described in Notes 3-5) was undertaken in large part to achieve the economies that we believe are available by spreading our fixed cost base across a greater volume of sales. As anticipated, the cost reductions afforded by the combination were not reflected immediately in our reported financial statements because of the “lagging effect” that are inherent in many of these cost reductions. However, we have now taken the steps necessary to realize many of the cost reductions available from the combination and we continue to examine our operations for additional opportunities for additional synergies.

In part to support our larger organization following the acquisition of Solunet Storage, we have also recently negotiated an amendment to our principal borrowing facility, with Wells Fargo Business Credit (further described at Note 10). Under the amendment Wells Fargo has increased the maximum amount we can borrow under that facility from $7 million to $12 million. The larger base of accounts receivable (the collateral against which we borrow on that facility) made available through the acquisition of Solunet Storage is enabling us currently to borrow greater amounts on this facility that we did early in 2003. The combination of this increased borrowing limit and the enlarged borrowing base are together anticipated to provide continued liquidity until we reach cash-flow profitability. As discussed in greater detail, however, under Note 10 and under the heading “Liquidity” in Management’s Discussion and Analysis, our ability to borrow under this facility is subject our accounts receivable balance as well as a variety of other restrictions. If we fail to meet those restrictions (for example, because we were unable to maintain our financial covenants to the lender), the facility could cease to be available to us.

3.   Treatment of Historical Financial Statements following Acquisition of Solunet Storage

Effective April 1, 2003, we completed the acquisition of Solunet Storage. The acquisition has been accounted for using the purchase method of accounting. The terms of the transaction are discussed in Note 4, below.

The transaction has been accounted for as a reverse acquisition, with Solunet Storage being treated as the acquiror for accounting purposes. As a consequence, for all periods prior to April 1, 2003, the financial statements of Solunet Storage have been adopted as SANZ’s historical financial statements. The financial statements presented in this Report as the financial statements of SAN Holdings consist of the accounts of Solunet Storage for all periods presented, together with the assets, liabilities and results of operations of SAN Holdings, Inc. and its subsidiary from April 1, 2003.

SAN Holdings, Inc.
Notes to Unaudited Financial Statements
June 30, 2003

Solunet Storage commenced operations on September 26, 2002, when it acquired certain assets of StorNet, Inc. that had been foreclosed upon by StorNet, Inc.‘s lender under Article 9 of the Uniform Commercial Code. As a consequence, Solunet Storage had no operations during the three or six month periods ended June 30, 2002. The results of Solunet Storage’s own operations for 2002 consist solely of operations conducted during a period of slightly more than three months, from September 26, 2002 to December 31, 2002. Financial Statements for Solunet Storage are included in our Current Report on Form 8-K/A filed contemporaneously with this Report.

Because the assets that Solunet Storage acquired were those of an ongoing business (i.e., StorNet, Inc.), StorNet, Inc. is considered to be an accounting predecessor of Solunet Storage, and thus of SANZ. The results of operations of StorNet, Inc. are considered to be prior period financial statements. However, because StorNet, Inc. went through a foreclosure and liquidation on September 26, 2002, its financial statements have been prepared on a liquidation basis of accounting, and are therefore not fully comparable to those of SANZ for the current period. We have therefore included in this Report the results of operations of StorNet, Inc. for the three and six month periods ended June 30, 2002 and the statement of cash flows of StorNet, Inc. for the six month period ended June 30, 2002, but on separate pages from the corresponding statements of SANZ for the current period, to make clear that absence of comparability.

In addition to the foregoing, certain other actual and pro forma financial statements are included in our Current Report on Form 8-K/A filed contemporaneously with this Report.

4. Acquisition of Solunet Storage

Effective April 1, 2003, we completed the acquisition of Solunet Storage Holding Corp. and, indirectly, its wholly-owned operating subsidiary Solunet Storage, Inc. (d.b.a “StorNet Solutions”). Like SANZ, Solunet Storage is a data storage solution provider, and is also based in the greater-Denver, Colorado area. In addition to its Denver headquarters, Solunet Storage had sales offices in approximately ten other metropolitan areas, including most significantly Dallas, Houston, Philadelphia, San Jose, Seattle and Washington DC. We acquired Solunet Storage primarily to achieve the economies that we believe are available by spreading our fixed cost base across a greater volume of sales, and because we believe that the expansion into these additional geographic markets, thereby achieving a national footprint, will enhance our ability to attract both customers and vendors.

As a result of the transaction, Solunet Storage is now a wholly owned subsidiary of the Company. Also as a result of the transaction, Sun Solunet LLC now owns 58.5% of the Company’s issued and outstanding common stock, and Michael J. Phelan, former president of Solunet Storage and since the transaction our President and Chief Operating Officer, now owns 1.5% of the Company’s common stock. Sun Solunet LLC is an affiliate of Sun Capital Partners, Inc., a private equity firm located in Boca Raton, Florida (referred to throughout this report, collectively with its affiliates, as “Sun Capital”).

The acquisition was effected in an all-stock transaction in which we issued shares of common stock and Series B preferred stock totaling, following the conversion of the Series B preferred stock into common stock, 57,403,653 shares of common stock. The Series B preferred stock will convert into common stock automatically when our Articles of Incorporation are amended to increase the number of authorized shares of common stock sufficient to enable such conversion. The number of shares of common stock into which the Series B preferred stock will convert is fixed, and is not dependent on the market value of the common stock or any similar factor. The Series B preferred stock contains no obligatory dividends and no preferences over the common stock with respect to dividends, liquidation or other matters (other than the power to vote with the common stock on an as-converted basis). In addition to these shares of common stock and Series B preferred stock, we issued to Sun Solunet LLC, as the principal stockholder of Solunet Storage, a warrant to purchase a maximum of 19,976,737 shares of common stock at various prices (ranging from $.29 to $10.82 per share) and over various terms. We have granted customary registration rights with respect to these shares of common stock (including the shares of common stock issuable upon the conversion of the Series B Preferred Stock and upon the exercise of the warrants).

SAN Holdings, Inc.
Notes to Unaudited Financial Statements
June 30, 2003

As described in Note 10, immediately prior to the closing of the transaction, Sun Solunet and Phelan contributed to the equity of Solunet Storage promissory notes in the aggregate principal amount of $4,000,000 (together with the accrued interest of $100,000 on those notes) that had previously been issued to them.

The acquisition agreement also contains customary representations and warranties by SANZ, Solunet Storage and Sun Solunet LLC, some of which survive for specified periods following the closing. Claims for breaches of those provisions are subject to indemnification if the aggregate claims against the applicable party exceed $200,000, up to a limit of $2,000,000. Any indemnification payments will be made in the form of Series A preferred stock payable either to Sun Solunet LLC, or to all shareholders of SANZ other than Sun Solunet LLC and its affiliates, as applicable, or in the form of a promissory note if the claim is against Sun Solunet LLC.

Further details regarding the securities issued to the former shareholders of Solunet Storage, and other information regarding the transaction, are included in our Current Report on Form 8-K filed on April 21, 2003 (with a report date of April 4, 2003).

5. Accounting for Acquisition, and Pro Forma Information

Under SFAS 141, the combination with Solunet Storage (treated as an acquisition of SANZ by Solunet Storage) is accounted for under the purchase method of accounting, in which the purchase price is allocated across all classes of tangible and intangible assets in accordance with their fair values, and any excess of the purchase price over the fair values of the identified assets recorded as goodwill. Because of the reverse nature of the acquisition, the purchase price has been computed as the sum (a) of the value of the SANZ shares outstanding before the transaction (valued at the market price over a range of trading days before and after the announcement of the definitive agreement), the fair value of the SANZ warrants and options outstanding prior to the closing (valued using the Black-Scholes model) , and (c) the transaction costs incurred by Solunet Storage in connection with the transaction. This purchase price, totaling $31,633,536 on a preliminary basis, has been allocated as follows:

(unaudited)

Fair value of assets acquired
Tangible Assets
Cash	317,057
Other Current Assets	6,174,740
Property, equipment and other assets	883,094
Intangible Assets	3,030,431

10,405,322
Less: liabilities assumed	(10,461,611)
Net assets acquired	(56,289)
Purchase Price	31,633,536
Goodwill recorded	31,689,827

SAN Holdings, Inc.
Notes to Unaudited Financial Statements
June 30, 2003

Certain aspects of the purchase price (including most significantly professionals fees) and purchase price allocation are still being finalized, and the foregoing calculations therefore remain subject to adjustment. We believe that most or all of this goodwill will be deductible for federal income tax purposes, over periods of up to 15 years.

The following are (A) a pro forma income statement for Solunet Storage and SANZ for the six months ended June 30, 2003 as though the acquisition had occurred on January 1, 2003, and (B) a pro forma income statement for Solunet Storage, StorNet, Inc. and SANZ for the twelve months ended December 31, 2002 as though both Solunet Storage’s acquisition of StorNet’s assets and SANZ’s acquisition of Solunet Storage had occurred on January 1, 2002. Other historical financial statements are included in our Current Report on Form 8-K/A filed contemporaneously with this Report.

(see next page)

SAN Holdings, Inc.
Notes to Unaudited Financial Statements
June 30, 2003

Pro Forma Consolidating Statements of Income
for Solunet Storage and SAN Holdings
for the Six Months ended June 30, 2003
(unaudited)

	Solunet Storage, Inc.	SAN Holdings, Inc.	Pro Forma Combined	Pro Forma Adjustments		Pro Forma Combined As Adjusted
Sales of hardware, software and services	15,703,225	13,878,814	29,582,039	--		29,582,039
Maintenance Services	1,901,131	17,523	1,918,654	--		1,918,654
Maintenance Contract Fees, net	191,989	367,319	559,308	--		559,308

	17,796,345	14,263,656	32,060,001	--		32,060,001
Cost of Sales	13,533,347	11,623,875	25,157,222	--		25,157,222

Gross Profit	4,262,998	2,639,781	6,902,779	--		6,902,779
Ordinary Operating Expense	5,174,431	4,889,348	10,063,779	--		10,063,779
Depreciation and Amortization	210,930	530,502	741,432	--		741,432
Acquisition-Related Expense	551,229	1,407,045	1,958,274	(1,126,937	)(1)	831,337

Total Operating Expense	5,936,590	6,826,895	12,763,485	(1,126,937)		11,636,548
Operating Income (Loss)	(1,673,592)	(4,187,114)	(5,860,706)	1,126,937		(4,733,769)
Interest Expense (net)	(276,689)	(163,066)	(439,755)	--		(439,755)
Other Income (Expense)	94,574	(8,323)	86,251	--		86,251

Net Income (loss)	(1,855,707)	(4,358,503)	(6,214,210)	1,126,937		(5,087,273)

Loss per common share
Basic			(.11)			(.09)
Diluted			(.11)			(.09)
Weighted Average
Common Shares Outstanding
Basic			58,286,930			58,286,930
Diluted			58,286,930			58,286,930

1.	Consists of investment banking fees and severance payments that were contractually triggered by the transaction.

SAN Holdings, Inc.
Notes to Unaudited Financial Statements
June 30, 2003

Pro Forma Consolidating Statements of Income
for Solunet Storage, StorNet, Inc. and SAN Holdings
for the 12 months ended December 31, 2002
(unaudited)

	StorNet, Inc.	Solunet Storage	SAN Holdings	Pro Forma Combined	Pro Forma Adjustments		Pro Forma Combined As Adjusted
	Jan. 1, 2002- Sept. 25, 2002	Sept. 26, 2002- Dec. 31, 2002	12 mos. ended Dec. 31, 2002	12 mos. ended Dec. 31, 2002			12 mos. ended Dec. 31, 2002
Sales of hardware, software and services	35,932,894	10,856,157	32,329,505	79,118,556	--		79,118,556
Maintenance Services	6,038,031	358,811	--	6,396,842	--		6,396,842
Maintenance Contract Fees, net	474,790	339,404	673,004	1,487,198	--		1,487,198

	42,445,715	11,554,372	33,002,509	87,002,596	--		87,002,596

Cost of Sales	31,764,924	8,922,136	25,714,406	66,401,466	--		66,401,466

Gross Profit	10,680,791	2,632,236	7,288,103	20,601,130	--		20,601,130
Ordinary Operating Expense	11,687,045	3,747,940	9,263,513	24,698,498	--		24,698,498
Depreciation and Amortization	757,021	367,378	1,030,692	2,155,091	(150,000	)(1)	2,005,091
Other Charges:
Impairment of assets	5,824,241	--	--	5,824,241	--		5,824,241
Post-transaction business
continuation expenses	--	4,144,383	--	4,144,383	--		4,144,383

Total Operating Expense	18,268,307	8,259,701	10,294,205	36,822,213	(150,000)		36,672,213
Operating Income (Loss)	(7,587,516)	(5,627,465)	(3,006,102)	(16,221,083)	--		(16,071,083)
Interest Expense (net)	(1,114,733)	(208,383)	(187,076)	(1,510,192)	--		(1,510,192)
Other Income (Expense)	21,481	22,500	162,444	206,425	--		206,425

Income (loss) before taxes	(8,680,768)	(5,813,348)	(3,030,734)	(17,524,850)	--		(17,374,850)

Income tax expense (refund)	(288,380)	--	--	(288,380)	--		(288,380)

Net Income (loss)	(8,392,388)	(5,813,348)	(3,030,734)	(17,236,470)	--		(17,086,470)

Loss per common share
Basic				(.31)			(.31)
Diluted				(.31)			(.31)
Weighted Average
Common Shares Outstanding
Basic				55,165,243			55,165,243
Diluted				55,165,243			55,165,243

1. Reflects an increase of approximately $70,000 in amortization of intangibles, offset by a decrease of approximately $220,000 in depreciation of fixed assets.

SAN Holdings, Inc.
Notes to Unaudited Financial Statements
June 30, 2003

6. Impairment of StorNet, Inc. Assets

As indicated in Note 2, the financial statements of StorNet, Inc. included in this Report are not prepared on the same basis of accounting as our current financial statements. During the period ended September 25, 2002 as well as the years ended December 31, 2000 and December 31, 2001, StorNet, Inc. incurred substantial losses from operations and ultimately found itself unable to finance its operations. On September 26, 2002, a secured creditor of StorNet, Inc. foreclosed on the assets of StorNet and sold those assets to a third party, Solunet Storage. We subsequently acquired Solunet Storage on April 1, 2003.

The financial statements of StorNet, Inc. included in this Report have been prepared based on the liquidation of StorNet’s assets on September 26, 2002, and include adjustments that result from the liquidation. Among those adjustments is a reduction in the fair value of certain assets (principally inventory and prepaid maintenance contracts) that lost value as a result of that liquidation. We have estimated the effect of that reduction of value (“impairment”) that occurred in each quarterly period of 2002 for StorNet, consisting of the difference between our estimate of the fair value of those assets as of the end of each such period and the carrying value of those assets on our books at the time, and included that estimate in the financial statements included in this Report. However, the amount of that reduction in value during any period is inherently an estimate, and should be evaluated in light of the factors discussed below under the heading “Critical Accounting Policies – Use of Estimates”.

7. Intangible Assets

We engaged an independent valuation expert to assist us in valuing the intangible assets acquired in the transaction between SANZ and Solunet Storage. Intangible Assets acquired in the acquisition, all of which are subject to amortization, consisted of the following:

Asset/Life	Unaudited	Unaudited	Unaudited	Amortization in year ended December 31,
Acquired in SANZ / Solunet Storage Transaction (April 1, 2003)	Original Amount	Accumulated Amortization	Carrying Value at June 30, 2003	2003	2004	2005	2006	2007	thereafter
Tradename	$ 2,300,000	$ (57,500)	$2,242,500	$172,500	$230,000	$230,000	$230,000	$ 230,000	$1,207,500
(10 years)
Customer lists	300,000	(25,000)	275,000	75,000	100,000	100,000	25,000	--	--
(3 years)
Software tech	200,431	(16,703)	183,728	50,108	66,810	66,810	16,703
and other
intellectual
property (3 yrs)
Sales backlog	230,000	(230,000)	--	230,000	--	--	--	--	--
(1/4 Year)

	3,030,431	(329,203)	2,701,228	$527,608	$396,810	$396,810	$271,703	$ 230,000	$1,207,500
Intangibles of
Solunet Storage
before SANZ
(all acquired
(Sept. 26, 2002)

Tradename	499,270	(149,781)	349,489	199,708	199,708	49,927	--	--	--
(2.5 years)
Customer list	90,786	(13,618)	77,168	18,157	18,157	18,157	18,157	13,619	--
(5 years)
Sales backlog	272,329	(272,329)	--	--	--	--	--	--	--
(1/4 Year)

	862,385	(435,728)	426,657	217,865	217,865	68,084	18,157	13,619	--
Total
Intangible
Assets (net) at
June 30, 2003 /	$ 3,620,487	$ (492,602)	$3,127,885	$745,473	$614,675	$464,894	$289,860	$ 243,619	$1,207,500
Total
Amortization

SAN Holdings, Inc.
Notes to Unaudited Financial Statements
June 30, 2003

8.    Basic and Diluted Net Earnings (Loss) Per Share

SANZ uses the weighted average number of common shares outstanding during each period to compute basic income (loss) per share. In general, diluted income (loss) per share is computed using the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. In addition to its common shares, at June 30, 2003 SANZ has issued instruments convertible for or exercisable for common stock consisting of an aggregate of 748.07306 shares of Series B preferred stock (convertible into an aggregate of 37,403,653 shares of common stock), warrants exercisable for and aggregate of 28,681,019 shares of common stock and options exercisable for an aggregate of 7,377,488 shares of common stock. All such securities are anti-dilutive during all periods presented, and have therefore not been included in the computation of income per share.

Because the acquisition of Solunet Storage has been accounted for as a reverse acquisition, the number of SANZ shares deemed to be outstanding during periods ending on or before March 31, 2003 is equal to the number of shares issued to the former shareholders of Solunet Storage in that transaction. The number of shares deemed to be outstanding during periods commencing on or after April 1, 2003 include all SANZ shares issued and outstanding at the applicable date.

9. Stock Based Compensation

SANZ follows the intrinsic value method prescribed by APB Opinion No. 25 in accounting for stock options issued to its employees and directors. Accordingly, no compensation expense was recognized in connection with the grant of stock options during the periods presented, as all options granted had an exercise price equal to the market value of the underlying stock at the date of grant. The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123. This table reflects only the period ended June 30, 2003 (and not the period ended June 30, 2002) for the reasons discussed in Note 2 above. There were no grants of options made in the three month period ended June 30, 2003.

	unaudited
	For the three months ended June 30, 2003	For the six months ended June 30, 2003
Net income (loss) as reported	$ (3,528,758)	$(4,969,056)
Deduct: Total stock-based employee
compensation under fair value based method,
net of related tax effect	$ --	(33,872)

Pro Forma	$ (3,528,758)	$(5,002,928)
Net income (loss) per share - basic and diluted
As reported	$ (.06)	$ (.13)
Pro Forma	$ (.06)	$ (.13)

10. Financing Arrangements

We have a revolving credit facility with Wells Fargo Business Credit, Inc. which permits us to borrow up to $12 million, subject to availability under its borrowing base. At June 30, 2003, $2,229,000 was outstanding on the Wells Fargo facility, and we had $1.2 million of undrawn availability on this facility based on our eligible collateral at that date. The Wells Fargo facility currently bears interest at a non-default rate of prime plus 5% (i.e., currently 9%), expires in May 2005, and requires the maintenance of certain financial covenants. The current interest rate reflects an increase of two percentage points because we failed to maintain certain financial covenants in the past, and is subject to potential decreases if we meet certain net income targets in the future. The Wells Fargo facility is secured by substantially all assets of our SANZ Inc. subsidiary. The same assets secure our outstanding trade credit with GE Access, an IT hardware distributor and our largest vendor. Our (Solunet Storage’s) cash and cash equivalents were $160,000 at December 31, 2002, of which $148,000 was held in a restricted account securing a letter of credit. The restriction on that cash has subsequently expired.

SAN Holdings, Inc.
Notes to Unaudited Financial Statements
June 30, 2003

We also have a revolving credit facility with Harris Trust and Savings Bank, established in May 2003, which permits us to borrow up to $3.3 million. Sun Capital Partners II, L.P., now (indirectly) our majority shareholder, has guaranteed this facility. At June 30, 2003, $2,500,000 was outstanding on this facility and we had $800,000 of undrawn availability on this facility. The facility bears interest at a rate of prime plus ¼% (i.e., currently 4.25%) and expires in May 2004. That facility is unsecured, is not limited by availability under a borrowing base, and does not require the maintenance of specified financial covenants.

At the time of the acquisition, Solunet Storage, Inc. maintained a revolving loan facility with The CIT Group, with a limit of $10 million. Borrowing was subject to availability under a borrowing base, and required the maintenance of certain financial and non-financial covenants. In June 2003, it became apparent that certain of these covenants were impeding our ability to integrate the operations of Solunet Storage and SANZ. In order to alleviate these impediments, we entered into an additional loan facility with Harris Trust and Savings Bank in the amount of $4.2 million and used proceeds of that facility to pay off and retire the CIT Group loan facility. At June 30, 2003, $4,026,000 was outstanding on this facility and we had $174,000 of undrawn availability on this facility. Sun Capital Partners II, L.P., has also guaranteed this facility. This second Harris Trust facility also bears interest at a rate of prime plus ¼% and expires in May, 2004. It is secured by certain assets of Solunet Storage, but it not subject to any material financial covenants.

At June 30, 2003, we were in violation of covenants under the Wells Fargo facility regarding net worth and maximum net loss. That violation was waived by Wells Fargo in conjunction with an amendment of the credit facility in September 2003, in which Wells Fargo also increased the maximum amount available under the facility from $7 million to $12 million and re-set the financial covenants relating to the facility.

When it purchased the assets of StorNet, Inc, Solunet Storage incurred substantial costs intended to enhance its ability to maintain the value of the assets it had acquired. Those costs are reflected in the financial statements of Solunet Storage as “Post-transaction business continuation expenses”. As part of those post-transaction business continuation expenses, Solunet Storage entered into notes payable to certain vendors. Those notes are included in Notes Payable. The aggregate remaining balance of those notes was $498,500 at June 30, 2003. Those notes come due in installments at various dates through January 1, 2004.

In the original capitalization of Solunet Storage in September 2002, Sun Solunet invested $1,000,000 in return for common stock (i.e., as equity) and $4,000,000 in return for a promissory note (i.e., as debt) bearing interest at a rate of 5%. In March 2003, Sun Solunet sold a portion of both the common stock and the promissory note to Michael Phelan. Immediately prior to SANZ acquisition of Solunet Storage, Sun Solunet and Phelan contributed the foregoing $4,000,000 promissory note plus accrued interest of $100,000 to the equity of Solunet Storage, effectively converting that debt to equity. The shares of Solunet Storage received by Sun Solunet and Phelan in that transaction are part of the shares that were exchanged for SANZ shares in SANZ acquisition of Solunet Storage.

11. Related Party Transactions

As discussed in Note 2, Sun Solunet LLC is our majority shareholder. Sun Solunet LLC is an affiliate of Sun Capital. We are a party to a Management Services Agreement with another affiliate of Sun Capital, under which we receive a variety of consulting-type management services, and pay a management fee of $75,000 per calendar quarter (subject to increase commencing April 2005). As described in Note 10, a portion of our debt has been guaranteed by another affiliate of Sun Capital. While we receive material benefits from this guaranty, we pay no specified cash consideration for the guaranty (although, if the guaranteed debt is not reduced to $3 million or less by December 2004, we will be obligated to issue warrants to Sun Capital enabling it to purchase additional common stock). We have reallocated a portion of the amounts paid under the Management Services Agreement, which would otherwise be classified under general and administrative expense, as a payment for the financing-related benefits that it receives under the guaranty (classified under interest expense). The portion of the management fee that has not been so reclassified continues to be reported as general and administrative expense.

SAN Holdings, Inc.
Notes to Unaudited Financial Statements
June 30, 2003

As stated above, if the guaranty is not reduced to $3 million or less by December 2004 (i.e., 18 months following the date that the guaranty was first increased to an amount greater than $3 million), we will issue Sun Capital warrants, with an exercise price of $.01, for the following number of shares at the following dates:

Date	Number of Shares
December 2004	3,086,218
June 2005	641,292
December 2005	1,307,898
June 2006	1,342,776
December 2006	1,379,067
June 2007	1,416,849
December 2007	1,456,206
June 2008	1,497,226
Each 6 months thereafter	A number of shares equal to
0.5% of the shares outstanding
upon the closing of the Solunet
Storage transaction

12. Recent Accounting Pronouncements

We have addressed all recently issued accounting pronouncements, and do not believe their implementation will have a material impact on the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Prior to our acquisition of Solunet Storage, we did not perform a material portion of the maintenance services when we resold maintenance agreements on computer hardware and software. In contrast, Solunet Storage has historically operated, and today continues to operate, a call center from which we now perform a substantial portion of the technical support and maintenance services on certain – but not all – of the products that we sell. Revenue from the sale of technical support or maintenance agreements is recognized in one of two ways, depending upon whether the underlying product is one on which we perform support and/or maintenance services. For product lines on which we do perform a portion of the services, we recognize the gross sale price of the applicable support or maintenance contracts as deferred revenue, and recognize such revenue on a straight-line basis over the contractual terms of the agreements. Where applicable, the cost to acquire such maintenance agreements from the hardware and software vendors is likewise deferred and amortized on a straight-line basis over the contractual terms of the maintenance agreements.

For product lines on which we do not perform a portion of the maintenance services, we recognize revenue from the resale of those maintenance agreements net of the cost to acquire the maintenance agreements from the hardware and software vendors, at the beginning of the maintenance period.

Revenue from technical support or maintenance contracts that is recognized on a gross basis (i.e., on product lines on which we perform a portion of the services) is included under the heading of “Maintenance Services”. Revenue from maintenance contracts that is recognized on a net basis (i.e., on product lines on which we do not perform a portion of the services) is included under the heading of “Maintenance Contract Fees”.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the reported amount of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Some of these estimates, judgments and assumptions relate to expected outcomes or uncertainties of specified events. Others relate to the anticipated dollar amounts arising out of events that are reasonably certain to occur. The areas in which we most frequently are required to make such estimates, judgments and assumptions are allowances for credit losses on accounts receivable, allowances for impairment in the value of inventory, certain aspects of the recognition of revenue from professional services, the useful lives of intangible assets, and assessment of the carrying value of goodwill.

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

We utilize a specific reserve methodology for our accounts receivable, in which we periodically review each of those accounts based on aging, the financial status of the client and other known factors that may indicate that an account has become uncollectable. In doing so, we make judgments about our ability to collect outstanding receivables and apply a reserve where we believe our ability to collect a specified receivable has become doubtful. We also consider our exposure to a single client. This process of reviewing our accounts receivable involves the application of management’s judgment and estimates regarding a future event, i.e., the likelihood of collection of a receivable and whether or not collection will be of the full amount owed. If our judgment does not accurately predict our future ability to collect those outstanding receivables, whether because the data on which we rely in making that judgment proves to be inaccurate or otherwise, additional provisions for doubtful accounts may become needed and the future results of operations could be materially affected.

We also utilize a specific reserve methodology for our inventory, in which we periodically review our tangible inventory to assess whether, due to aging, changes in technology, our effectiveness in marketing a given type of product to our usual client base or other factors, our ability to sell that inventory for at least our carrying value has become impaired. This process involves the application of management’s judgment and estimates regarding a future event, i.e., the likelihood of the sale of an item of inventory and an estimate of the price at which such sale will occur. If our judgment does not accurately predict our future ability to sell that inventory or the price at which we will sell it, whether because the data on which we rely in making that judgment proves to be inaccurate or otherwise, a reduction in the carrying value of that inventory may become needed and the future results of operations could be materially affected.

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

Generally, intangible assets other than goodwill are amortized over their useful lives. Determining the useful life of most such intangible assets requires an estimate by management. Our intangible assets that amortize include tradenames, customer lists and internally-developed software. In certain cases, the usefulness declines gradually as the asset is gradually replaced through subsequent events (e.g., newly developed code in the case of software, or customer turnover in the case of customer lists), and we have estimated the time over which that will occur. In the case of tradenames, if a decline occurs, it is more likely to occur as a single event at an as-yet unknown time(e.g., as a consequence of a future rebranding). While it is not possible to know when such a change may occur in the future, we have estimated a median date based on our current business plans for such names and the general practices in the marketplace.

We review the carrying value of goodwill annually, or more often in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting unit with the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we perform the second step to determine the amount of the impairment loss. The impairment loss is determined by comparing the implied fair value of our goodwill with the carrying amount of that goodwill. We believe that our estimates of fair value are reasonable. Changes in estimates of such fair value, however, could effect the calculation. It is at least reasonably possible that the estimates we use to evaluate the realizability of goodwill will be materially different from actual amounts or results.

Recent Accounting Pronouncements

We have addressed all recently issued accounting pronouncements, and do not believe their implementation will have a material impact on the accompanying financial statements.

General

Our current business operations commenced in 2000, when we acquired three companies with varying degrees of presence in the storage products and solutions marketplace. We acquired (either by asset acquisition or subsidiary merger) two additional storage networking consulting and integration firms, ECO Software Systems, Inc. and ITIS Services, Inc. in 2001. The acquisition of ITIS Services, Inc., expanded our commercial client base and enabled us to establish a more significant market presence in the eastern United States.

Effective April 1, 2003, we completed the acquisition of Solunet Storage Holding Corp. and, indirectly, its operating subsidiary Solunet Storage, Inc. (d.b.a “StorNet Solutions”). Solunet Storage is another storage solution provider, and like SANZ was based in the greater Denver area. Solunet Storage, Inc. itself had acquired substantially all of the assets of StorNet, Inc. in September 2002 in a private foreclosure transaction. At the time of the acquisition by SANZ, Solunet Storage was owned by Sun Solunet LLC, an affiliate of Sun Capital Partners, Inc., a private investment firm located in Boca Raton, Florida, and management of Solunet Storage. Further details of that transaction were reported on a Form 8-K dated April 4, 2003 filed by the Company on April 21, 2003.

As further discussed in Note 3 to our financial statements, as a transaction accounted for as a reverse acquisition, the financial statements of Solunet Storage have been adopted as the historical financial statements of SANZ for all periods prior to April 1, 2003, and the assets, liabilities and results of operations of SANZ are included in these financial statements and in the discussion below only for the three month period commencing April 1, 2003.

From the time that we commenced our current business operations in 2000 until August 2003, our primary operating subsidiary had the legal name “Storage Area Networks, Inc.” Over this period, we increasingly used the name “SANZ” as a trade name in the conduct of our business. In August 2003, we changed the legal name of Storage Area Networks, Inc. to “SANZ Inc.” to align the legal name with the trade name used in operations.

Results of Operations

SANZ and Solunet Storage combined effective April 1, 2003. As discussed in Note 3, this transaction has been accounted for as an acquisition of SANZ by Solunet Storage. Solunet Storage, in turn, had acquired the assets of StorNet, Inc. effective September 26, 2002. The results of operations of the acquired business or assets are reflected in our financial statements only for the periods after the date of acquisition. While the statements of income of StorNet, Inc. for the three and six month periods ended June 30, 2002 are included in this Report, they are not considered to be comparable to our results of operations because, among other factors, the StorNet financial statements have been prepared on a liquidation basis of accounting. For the same reason, while this discussion includes a comparison of current period operations to the results of operations of StorNet, Inc. during the corresponding periods of 2002, the reader is cautioned that the differences in accounting treatment may make the comparison less meaningful than is typically the case.

To provide an additional context for the analysis of the current period operations, the discussion of the results of operations during the three month period ended June 30, 2003 include a comparison of (a) the actual results of operations during that three month period (during which the companies were in fact combined), with (b) the pro forma combined results of the operations of SANZ and StorNet, Inc. for the six months ended June 30, 2002, as though both the Solunet Storage acquisition of the StorNet assets and the SANZ acquisition of Solunet Storage had occurred on April 1, 2002. These are referred to throughout as the “Pro Forma Combined Operations”. However, because these figures compare the current combined operations with formerly separate operations, and the financial statements for the 2002 period were prepared on a different basis of accounting, these pro forma results may not be indicative of the results that would have been obtained had the combination been effected prior to that date, and for that reason only general comments are made to explain the differences between these pro forma results in the prior period and the actual results in the current period.

Quarter Ended June 30, 2003 compared to StorNet, Inc. Quarter Ended June 30, 2002
(Including Comparison of Pro Forma Combined Operations for the Three Months Ended June 30, 2002)

Sales. Our sales for three months ended June 30, 2003 were $17.4 million. These sales reflect an increase of $3.3 million or 24% over the StorNet, Inc. sales during the three months ended June 30, 2002. This increase results from an increase of approximately $7 million due to the combination with SANZ effected April 1, 2003, offset in part by an “organic” decline in sales due largely to continued slowness in IT spending. Reflecting this slowness in IT spending, our sales in the three-month period ended June 30, 2003 represent a decline of 24% from Pro Forma Combined sales of $22.8 million during the prior year period.

Reflecting the addition of Solunet Storage’s predominantly commercial business to SANZ’s business (which has historically been 50% or more in the government sector), sales in the three months ended June 30, 2003 were approximately 75% in the commercial sector and 25% in the government sector (including both direct government sales and those made to government prime contractors). StorNet did not separately track sales to the government sector in 2002.

Gross Profit. Gross profit was $4.3 million, or 25% of sales, for the quarter ended June 30, 2003, an increase of $0.8 million over StorNet, Inc. gross profit in the corresponding period of 2002. Profit margin was also 25% in that prior period. This gross margin percentage in the current year period was generated broadly across the organization, including both legacy SANZ operations and legacy Solunet Storage operations, and reflects a reversion to historical gross margin percentages following the 14% gross margin generated by SANZ during the first quarter of 2003. Gross margin in absolute dollars declined 19% in the current year period from the Pro Forma Combined gross profit of $5.3 million in the prior year period, but percentage gross margin increased by two percentage points (from 23%) from the Pro Forma Combined gross margin in the prior year period.

Selling, General and Administrative. Total selling, general and administrative (“SG&A”) expenses (including engineering expenses) were $7.7 million for the three months ended June 30, 2003. Of this amount, $2.0 million consisted of non-recurring expense directly attributable to the acquisition of Solunet Storage (consisting principally of fees paid to investment bankers, lawyers and other professionals, loan-related costs previously capitalized by Solunet Storage that were written off, accruals for leases on closed facilities, severance expense with respect to employees whose positions were eliminated, and retention bonuses paid to certain non-management employees), $0.5 million consisted of depreciation and amortization, and $5.2 million consisted of non-depreciation ordinary operating expense. Unlike severance expense and retention bonuses, compensation expense relating to employees whose positions were eliminated is included in ordinary operating expense, to the extent incurred prior to the date of termination, reflecting the fact the those individuals continued to provide services to the company prior to the date of termination.

Total SG&A expense during the current year period represents an increase of $2.5 million or 49% over the SG&A expense recorded by StorNet, Inc. in the prior year period. Excluding the effects of both the $2.0 million of acquisition expense in the current period and the $1.1 million asset impairment expense in the prior year period, SG&A expense increased by $1.7 million or 42% over the SG&A expense in the prior year period. This $1.7 million increase is a direct result of the costs associated with the larger organization resulting from the SANZ-Solunet Storage combination (estimated to be $2.2 million, equal to SANZ SG&A expense during the first quarter of 2003), offset in part by cost reductions undertaken over the intervening year (estimated to be $0.5 million). Comparing the current year actual SG&A costs with the Pro Forma Combined costs during the prior year period, SG&A expense declined by $0.3 million from the June 2002 quarter to the June 2003 quarter on an absolute basis, but declined by $1.1 million or 16% after eliminating the above-mentioned non-recurring expenses incurred in each period.

We believe that our acquisition of Solunet Storage in April 2003 will enable us to reduce operating expenses of the combined company through the elimination of overlapping positions and other redundancies. We have taken various actions in the several months following closing to realize such expense reductions, most significantly by reducing headcount (net of replacements) by approximately 20 positions, or more than 15% of combined pre-acquisition headcount. Other actions taken include closing two facilities where the two companies both had offices, closing two other offices in underperforming locations, and restructuring a robust but costly telecommunications infrastructure. However, most of those actions occurred in stages between May and August, 2003, and the cost reductions derived from most such actions “lags” behind the time of the action (for example, because of severance payments in the case of personnel reductions and because of notice periods in the case of lease or contract terminations). As a consequence, only a small portion of the financial effect of these actions was felt in the quarter ended June 30, 2003. We believe that the aggregate effect of the cost reduction actions that have been taken to date, once fully reflected in operations, will be to reduce SG&A expense by an amount sufficient to eliminate most if not all of the $1 million gap between gross profit and cash operating expense (excluding the merger-related costs).

Interest Expense. Interest expense for the three months ended June 30, 2003 was $200,000. This amount represents a decline of 53% from the interest expense of $421,000 recorded by StorNet, Inc. in the quarter ended June 30, 2002, and a 53% decline from the Pro Forma Combined results of that period. This reduction reflects both a lower average level of borrowing during the current year period, and a lower cost of funds (due both to the historically low prevailing interest rates in 2003, and the lower weighted average borrowing rates of SANZ when compared to StorNet, Inc.) In June 2003, we instituted a “controlled disbursement” system (commonly referred to as a “sweep account”) in an effort to reduce interest expense by reducing the amount drawn on our line of credit at any time.

Six Months Ended June 30, 2003 compared to StorNet, Inc. Six Months Ended June 30, 2002

Sales. Our sales for six months ended June 30, 2003 were $24.5 million, a decline of $4.3 million or 15% from StorNet, Inc.‘s sales in the prior year’s six month period. This reflects a decline in StorNet’s total sales from a peak in 2001, which continued throughout 2002 and into 2003, offset in part by the addition of SANZ sales beginning April 1, 2003. (The current year period includes the Solunet Storage operations for the full six months and the SANZ operations for the period April 1 – June 30). This decline occurred as a result of both the slowness in IT spending in the broader market and the downsizing (both attrition and managed reductions) that occurred in tandem with StorNet’s internal financial pressures that resulted in its liquidation in September 2002 and the sale of its assets to Solunet Storage. Prior to the acquisition by SANZ, Solunet Storage did not track sales to the government sector separately from the commercial sector, but management estimates that sales during the 2003 six month period were predominantly (more than 75%) in the commercial sector.

Gross Profit. Gross profit was $5.9 million, or 24% of sales, for the six months ended June 30, 2003, down from $7.5 million and 26% recorded by StorNet, Inc. in the six months ended June 30, 2002. The 26% profit margin recorded by StorNet, Inc. in the first half of 2002 is high by historical standards, and we believe this decline represents a return to normal levels. This gross margin percentage for the six month period is slightly lower (one percentage point) than the percentage recorded during the second quarter alone because, as occurred with SANZ but to a lesser extent, Solunet Storage recorded lower-than-usual margins of 22% during the first quarter of 2003, but regained margin during the second quarter.

Selling, General and Administrative. Total selling, general and administrative expenses (including engineering expenses) were $10.6 million for the six months ended June 30, 2003. This is nominally (3%) higher than the $10.3 million of SG&A expense recorded by StorNet, Inc. during the six months ended June 30, 2002. As stated above, of the 2003 amount, $2.0 million consisted of non-recurring expense directly attributable to the acquisition of Solunet Storage. Of the balance, in the current-year period $0.6 million consisted of depreciation and amortization, and $7.7 million consisted of non-depreciation ordinary operating expense. (The 2002 amount similarly included a one-time cost of $2.0 million for asset impairment charges relating to StorNet’s impending liquidation.) Also as stated above (in the discussion of three-month results), we have implemented cost reduction measures in the months following the acquisition of Solunet Storage that are not significantly reflected in the period ended June 30, 2003, but that we believe have materially reduced SG&A expense for future periods.

Interest Expense. Interest expense for the six months ended June 30, 2003 was $366,000. In June 2003, we instituted a “controlled disbursement” system (commonly referred to as a “sweep account”) in an effort to reduce interest expense by reducing the amount drawn on our line of credit at any time. In the quarter ended June 30, 2002, StorNet, Inc. incurred interest expense of $848,000, from which the current period amount represents a 57% decline.

Liquidity and Capital Resources

Cash. Our cash position was nominally $275,000 at June 30, 2003, as a result of instituting a controlled disbursement system in June 2003 in which we generally apply all available cash to reduce the outstanding balance on our line of credit (thereby reducing interest expense), re-drawing funds from the lender on a daily or near-daily basis. As such, this decline in cash is offset by a lower outstanding balance ($2.2 million) on our Wells Fargo revolving line of credit at June 30, 2003 than the amount SANZ had outstanding on that line of credit at December 31, 2002 ($4.3 million), resulting from ordinary course repayments. Taking into consideration all short-term debt, we had $9.3 million of short term debt at June 30, 2003, reduced from short term debt of $10.8 million for Solunet Storage at December 31, 2002 (including debt owed to its stockholder) and short term debt of $15.1 million for Solunet Storage and SANZ on a pro forma combined basis at that date. Our (Solunet Storage’s) cash and cash equivalents were $160,000 at December 31, 2002, of which $148,000 was held in a restricted account securing a letter of credit, before giving effect to unpresented checks outstanding at that date.

Management believes that the better measure of our liquidity is the sum of cash and undrawn availability on our revolving lines of credit (which are discussed in greater detail below). At June 30, 2003, cash plus undrawn availability totaled $2.5 million. At December 31, 2002, cash plus undrawn availability (for Solunet Storage) was $4.4 million. At December 31, 2002, Solunet Storage’s loan facility had a fixed availability of $10 million, regardless of receivables levels.

For the six months ended June 30, 2003, our operating activities used $0.9 million of cash, compared to the $1.9 million of cash that StorNet, Inc. generated in operating activities during the corresponding period in 2002. The largest factor affecting this increase in cash use was a substantial increase in prepaid maintenance contracts. Cash generated by investing activities increased modestly from $50,000 used by StorNet, Inc. in the six months ended June 30, 2002 to $270,000 that we generated in the current period.

Loan Facilities.

Wells Fargo Line of Credit. During 2001, we established a $2.5 million line of credit agreement with Wells Fargo Business Credit, Inc. Wells Fargo has agreed to increases in the maximum amount of the line three times, to $5.0 million in 2002, to $7.0 million in April 2003, and to $12 million in September 2003.

The Wells Fargo credit facility is a “revolving” facility under which we routinely draw and repay funds on a daily or near-daily basis to address timing differences between our collections from clients and our payments to vendors. It should be noted, however, that the funds available under the credit facility are limited to 80% of the amount of eligible accounts receivable we hold at any given time, and fluctuations in the timing of customer orders can adversely affect our ability to draw on the line when required. Eligible accounts consist of substantially all accounts receivable, subject to customary exceptions (including those aged over 90 days, otherwise-current receivables from customers with material amounts outstanding over 90 days, and more than a pre-set percentage of total receivables from a single customer). Borrowings against receivables owed directly by federal government end-users are further limited to $500,000 in the aggregate unless we have obtained an “assignment of claim” executed by the government agency. (Receivables from commercial entities acting as prime contractors for federal government end-users are not subject to this sub-limit.) As of June 30, 2003, based on our eligible collateral at that date, we had $3.5 million available for borrowing on the Wells Fargo credit facility, of which $2.2 million was drawn and $1.2 million remained available and undrawn.

Covenants permit Wells Fargo to declare the loan in default if our SANZ, Inc. operating subsidiary does not meet specified minimum net income levels (or specified maximum net loss levels) during each calendar quarter, or if the book net worth of SANZ, Inc. falls below levels that we have agreed to maintain. These levels were determined based on our discussions with the lender and are periodically reset following negotiation with the lender to reflect changes in our business. At June 30, 2002 we were not in compliance with our covenants regarding net worth and maximum net loss. (We have not been in compliance since September 2002, although in April 2003 Wells Fargo formally waived our non-compliance through January 31, 2003 in conjunction with its agreement to increase the maximum amount of our line of credit from $5 million to $7 million.) Either in conjunction with a demand for repayment, or as a lesser step without demanding repayment of the loan, the lender may also increase our rate of interest. Wells Fargo exercised this power to increase our rate of interest, by 2% (to Prime + 5%), in June 2003 until such time as we came into compliance with our covenants. In connection with the amendment of the line in September 2003, Wells Fargo increased our non-default rate to the level then in effect, Prime + 5%, with provisions that enable us to reduce that rate back to Prime + 3% (or to an intermediate rate) if we achieve certain net income targets in the future.

In September 2003, Wells Fargo waived our non-compliance with covenants through that date, in this case in conjunction with its agreement to increase the maximum amount of our line of credit to $12 million. We expect that our ability to meet the our covenant levels in the future will be strengthened by the cost reductions that we have begun to realize and that we will continue to realize through the integration of the SANZ and Solunet Storage businesses.

Harris Trust Lines of Credit. We also have a revolving credit facility with Harris Trust and Savings Bank, established in May 2003, which permits us to borrow up to $3.3 million. Sun Capital Partners II, L.P., now (indirectly) our majority shareholder, has guaranteed this facility. At June 30, 2003, $2,500,000 was outstanding on this facility and we had $800,000 of undrawn availability on this facility. The facility bears interest at a rate of prime plus ¼% and expires in May 2004. That facility is unsecured, is not limited by availability under a borrowing base, and does not require the maintenance of specified financial covenants.

At the time of the acquisition, Solunet Storage maintained a revolving loan facility with The CIT Group, with a limit of $10 million. Borrowing was subject to availability under a borrowing base, and required the maintenance of certain financial and non-financial covenants. In June 2003, it became apparent that certain of these covenants were impeding our ability to integrate the operations of Solunet Storage and SANZ. In order to alleviate these impediments, we entered into an additional loan facility with Harris Trust and Savings Bank in the amount of $4.2 million and used proceeds of that facility to pay off and retire the CIT Group loan facility. At June 30, 2003, $4,026,000 was outstanding on this facility and we had $174,000 of undrawn availability on this facility. Sun Capital Partners II, L.P., has also guaranteed this facility. This second Harris Trust facility also bears interest at a rate of prime plus ¼% and expires in May 2004. The facility is secured by certain assets of Solunet Storage, but it not subject to any material financial covenants.

The guaranties of Sun Capital Partners II, L.P. reflect a commitment made by Sun Capital in conjunction with the acquisition of Solunet Storage that Sun Capital would maintain a guarantee of a minimum of $3.0 million of debt on behalf of the combined company, whether applied to the CIT Group loan facility or to a substitute facility in the future. Sun Capital Partners II, L.P also undertook at that time to provide up to an additional $2.0 million in guarantees, at its discretion and subject to our obligation to compensate it with warrants if the additional guaranty was not released within 18 months, and with additional warrants at each 6-month interval thereafter if the guaranty is not released by the end of each such interval. At June 30, 2003, Sun Capital Partners II, L.P. had guaranteed lines of credit in the maximum amount of $7.5 million, on which an aggregate of $6.5 million was drawn. Management believes that over the next several months the company will be able to pay down the debt guaranteed by Sun Capital to an amount equal to or less than the $5.0 million originally agreed upon in connection with the Solunet Storage acquisition. We intend to do this through consolidation of operations in the Company’s SANZ Inc subsidiary, thereby increasing the accounts receivable of SANZ Inc. that are eligible for borrowing under the Wells Fargo line of credit and enabling us to replace a portion of our borrowings on the Harris Trust facility with borrowings on the Wells Fargo facility.

The Company and Sun Capital have not yet determined whether Sun Capital Partners II, L.P. is to be compensated for issuing guarantees in excess of the $5.0 million originally agreed upon, but there is at least a possibility that the Company will agree to compensate Sun Capital (whether with shares, warrants, cash guarantee fees, or otherwise) for issuing the guarantees in an aggregate amount greater than its original commitment.

Liquidity. As of June 30, 2003 we had approximately $2.2 million of undrawn availability on our several lines of credit. As noted above, while availability on our two lines of credit with Harris Trust are not subject to asset levels, borrowing under our line of credit with Wells Fargo is dependent at any time on our having adequate eligible accounts receivable to support borrowings. In addition, we were not in compliance with our financial covenants under our Wells Fargo loan facility at June 30, 2003. While the lender subsequently agreed to waive that non-compliance and to re-set the covenants to new levels, at levels that we believe we will be able to meet in the future, our availability on the Wells Fargo line of credit is also dependent our ability to maintain compliance with those covenants in the future or, if we again fall out of compliance, on the lender’s willingness to permit us to continue to draw on the line while we remain out of compliance.

During the three months ended June 30, 2003, we generated a net loss (excluding depreciation and amortization) of $3.0 million ($2.8 million excluding both depreciation and amortization and interest). While $2.0 million of this loss amount is attributable to non-recurring costs associated with the acquisition of Solunet Storage, the remaining $1.0 million of the loss ($0.8 million excluding interest) is the result of ongoing operations.

We believe that our acquisition of Solunet Storage in April 2003 will enable us to reduce operating expenses of the combined company through the elimination of overlapping positions and other redundancies. We have taken various actions in the several months following closing to realize such expense reductions, most significantly by reducing headcount (net of replacements) by approximately 20 positions, or more than 15% of combined pre-acquisition headcount. However, most of those actions occurred in stages between May and August, 2003, and the cost reductions derived from most such actions “lags” behind the time of the action (for example, because of severance payments in the case of personnel reductions and because of notice periods in the case of lease or contract terminations). As a consequence, only a small portion of the financial effect of these actions was felt in the quarter ended June 30, 2003.

We believe that the aggregate effect of the cost reduction actions taken to date, if they had been fully reflected in operations throughout the quarter, would have been sufficient to offset much of the loss from ongoing operations (i.e., excluding non-recurring acquisition costs) incurred in the second quarter, assuming gross profit remained unchanged during the period. We project that these cost reduction actions, together with a stabilization of gross profit levels at levels achieved in the second quarter (i.e., assuming no erosion of sales volume and no reversion to the lower profit margins experienced in the first quarter of 2003), will enable us to reach profitability, and thereby to continue operations for at least the next year on with our current capital base. The remaining, undrawn availability on the Harris Trust facilities (which are guaranteed by our majority shareholder and which are not subject to borrowing base restrictions) give further support for this belief.

While the cost reduction actions and stabilization of gross profit levels discussed above are currently projected to enable us to reach profitability without raising additional capital, there can be no assurance that they will succeed in doing so. For this reason, as well as the continuing slow pace of the economy in general and of technology spending in particular, there is a possibility that we will need either to undertake further cost-cutting measures (which could entail curtailing certain operations), or to raise additional capital, or both. If we do seek to raise capital, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid further cost-cutting. If equity capital were raised, the issuance of those shares would also be dilutive to the ownership interests of all other stockholders.

Item 3. Controls and Procedures

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures currently in force are effective in timely alerting them to material information required to be included in our periodic SEC filings. We have not made any significant changes in our disclosure controls and procedures or in other factors that could significantly affect those disclosure controls and procedures subsequent to the date of the evaluation described above.

Within approximately sixty days following our acquisition of Solunet Storage, we incorporated Solunet Storage’s finance and order processing operations into the systems previously in place at SANZ. In the course of that process and in the course of subsequent further review of the Solunet Storage records, it has come to our attention that there may have been material weaknesses in Solunet Storage’s internal controls during periods prior to the acquisition of that business by us (particularly but not limited to the period surrounding the liquidation of, and foreclosure on the assets of, StorNet, Solunet Storage’s accounting predecessor). We believe that the steps we have taken to incorporate Solunet Storage’s operations into those designed and maintained by SANZ are adequate to ensure that any such weaknesses at Solunet Storage and at StorNet will affect historical periods only and will not adversely affect the ability of our Chief Executive Officer and Chief Financial Officer to timely obtain material information relating to our current operations.

PART II

OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.

                     Effective April 1, 2003, the Company completed the acquisition of Solunet Storage, Inc. (d.b.a “StorNet Solutions”) in exchange for 20,000,000 shares of the Company’s common stock, shares of the Company’s Series B preferred stock that are convertible into an additional 37,403,653 shares of common stock (i.e., an aggregate of 57,403,653 shares of common stock on a fully-converted basis), and a warrant to purchase up to 19,976,737 shares of common stock. Additional information concerning these securities is included in Note 4 to the unaudited financial statements.

                     In addition to the shares of common stock and Series B preferred stock, we issued to Sun Solunet LLC, as the principal stockholder of Solunet Storage, a warrant to purchase a maximum of 19,976,737 shares of common stock at various prices and over various terms. The exercise prices range from $.29 to $10.82, with a weighted average price of $.94, and the terms range from July 2003 to March 2013.

                     The securities were offered and sold in reliance on the exemption from registration provided under Section 4(2) of the Act and Rule 506 of Regulation D of the Act for transactions not involving a public offering. The investors represented, and the Company reasonably believed, that the investors had enough knowledge and experience in finance and business matters to evaluate the risks and merits of the investment. The investors had access to full and complete information concerning the Company and the transaction. In addition, the investors represented that they were acquiring the securities for investment only and not for the purpose of resale or distribution.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with this Form 10-QSB:

Exhibit Number	Description	Location

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001
3.2	Amendment to Articles of Incorporation - Designation of Series A and Series B Preferred Stock - Filed and effective April 3, 2003	Incorporated by reference to the form of document filed as Exhibit 2.10 to the Current Report on Form 8-K dated April 1, 2003, filed April 3, 2003
3.3	Second Amended and Restated Bylaws, effective April 4, 2003	Incorporated by reference to Exhibit 2.9 to the Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed April 3, 2003
10.1	Stock Option Agreement dated March 31, 2003.	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed April 3, 2003
10.2	SANZ Common Stock Purchase Warrant dated April 4, 2003	Incorporated by reference to the form filed as Exhibit 2.4 to the Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed April 3, 2003
10.3	Management Services Agreement dated April 4, 2003	Incorporated by reference to the form filed as Exhibit 2.5 to the Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed April 3, 2003
10.4	Registration Rights Agreement dated April 4, 2003	Incorporated by reference to the form filed as Exhibit 2.6 to the Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed April 3, 2003

Exhibit Number	Description	Location

10.5	Shareholders Agreement dated April 4, 2003	Incorporated by reference to the form filed as Exhibit 2.8 to the Current Report on Form 8-K dated April 4, 2003, filed April 21, 2003
10.6	SAN Holdings, Inc - Harris Trust and Savings Bank Loan Authorization Agreement dated May 16, 2003	To be filed by amendment.
10.7	First Amendment, dated June 13, 2003, to Harris Trust and Savings Bank Loan Authorization Agreement	To be filed by amendment.
10.8	Second Amendment, dated June 20, 2003, to Harris Trust and Savings Bank Loan Authorization Agreement	To be filed by amendment.
10.9	Third Amendment, dated August 14, 2003, to Harris Trust and Savings Bank Loan Authorization Agreement	To be filed by amendment.
10.10	Solunet Storage Inc. - Harris Trust and Savings Bank Loan Authorization Agreement dated August 14, 2003	To be filed by amendment.
31.1	CEO Certification pursuant to Rule 13a-14(a)/15(d)-14(a)	Filed herewith.
31.2	CFO Certification pursuant to Rule 13a-14(a)/15(d)-14(a)	Filed herewith.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	Filed herewith.
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	Filed herewith.

(b) Reports on Form 8-K.

     During the quarter ended June 30, 2003, the Company filed the following reports on Form 8-K:

(i)

On April 1, 2003, we filed Form 8-K dated March 31, 2003 reporting, pursuant to Item 7 and Item 9, information contained in a Press Release dated March 31, 2003, titled “Storage Area Networks Announces Year End Operating Results For Fiscal Year 2002.” No financial statements were filed with this report.

(ii)

On April 2, 2003, we filed Form 8-K dated April 1, 2003, reporting, pursuant to Item 7 and Item 9, our execution of the definitive agreement to combine with Solunet Storage Solutions. No financial statements were filed with this report.

(iii)	On April 3, 2003 we filed Form 8-K/A No.1, amending the Form 8-K dated April 1, 2003, to include additional exhibits. No financial statements were filed with this report.

(iv)

On April 21, 2003 we filed Form 8-K dated April 4, 2003, reporting, pursuant to Item 1, Item 2 and Item 7 the closing of the agreement with Solunet Storage Solutions, and the related change of control. No financial statements were filed with this report.

(v)

On May 21, 2003 we filed Form 8-K dated May 20, 2003 reporting, pursuant to Item 7 and Item 9, information in the Press Release dated May 20, 2003, titled “Storage Area Networks Announces Results for First Quarter 2003. No financial statements were filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                       SAN Holdings, Inc.
                                                                                                                       (Registrant)

Date:     September 23, 2003                                                                        /s/ John Jenkins
                                                                                                                       John Jenkins, Chairman, President and CEO

Date:     September 23, 2003                                                                        /s/ Hugh A. O’Reilly
                                                                                                                       Hugh A. O’Reilly
                                                                                                                       Sr. Vice President and CFO
                                                                                                                       Principal Financial Officer

Date:     September 23, 2003                                                                        /s/ Daniel B. Hemphill
                                                                                                                       Daniel B. Hemphill
                                                                                                                       Controller and Principal Accounting Officer