Form 10QSB/A
period 2003-06-30
SAN HOLDINGS INC
filed 2003-10-02
CIK 799097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A No. 1

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

SAN Holdings, Inc.
Form 10-QSB
June 30, 2003

Explanatory Note: This amendment is filed to include exhibits not previously filed and to correct typographical errors, including those in the table in footnote 7.

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

31,316,481

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
Intangibles of
Solunet Storage
before SANZ
(all acquired
(Sept. 26, 2002)

Tradename	499,270	(149,781)	349,489	199,708	199,708	49,927	--	--	--
(2.5 years)
Customer list	90,786	(13,618)	77,168	18,157	18,157	18,157	18,157	13,619	--
(5 years)
Sales backlog	272,329	(272,329)	--	--	--	--	--	--	--
(1/4 Year)

	862,385	(435,728)	426,657	217,865	217,865	68,084	18,157	13,619	--
Total
Intangible
Assets (net) at
June 30, 2003 /	$ 3,892,816	$ (764,931)	$3,127,885	$745,473	$614,675	$464,894	$289,860	$ 243,619	$1,207,500
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

Generally, intangible assets other than goodwill are amortized over their useful lives. Determining the useful life of most such intangible assets requires an estimate by management. Our intangible assets that amortize include tradenames, customer lists and internally-developed software. In certain cases, the usefulness declines gradually as the asset is gradually replaced through subsequent events (e.g., newly developed code in the case of software, or customer turnover in the case of customer lists), and we have estimated the time over which that will occur. In the case of tradenames, if a decline occurs, it is more likely to occur as a single event at an as-yet unknown time (e.g., as a consequence of a future rebranding). While it is not possible to know when such a change may occur in the future, we have estimated a median date based on our current business plans for such names and the general practices in the marketplace.

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

Selling, General and Administrative. Total selling, general and administrative expenses (including engineering expenses) were $10.6 million for the six months ended June 30, 2003. This is nominally (3%) higher than the $10.3 million of SG&A expense recorded by StorNet, Inc. during the six months ended June 30, 2002. As stated above, of the 2003 amount, $2.0 million consisted of non-recurring expense directly attributable to the acquisition of Solunet Storage. Of the balance, in the current-year period $0.6 million consisted of depreciation and amortization, and $7.7 million consisted of non-depreciation ordinary operating expense. (The 2002 amount similarly included a one-time cost of $2.0 million for asset impairment charges relating to StorNet’s impending liquidation.) Also as stated above in the discussion of three-month results, we have implemented cost reduction measures in the months following the acquisition of Solunet Storage that are not significantly reflected in the period ended June 30, 2003, but that we believe have materially reduced SG&A expense for future periods.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with this Form 10-QSB:

Exhibit Number	Description	Location

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001
3.2	Amendment to Articles of Incorporation - Designation of Series A and Series B Preferred Stock - Filed and effective April 3, 2003	Incorporated by reference to the form of document filed as Exhibit 2.10 to the Current Report on Form 8-K dated April 1, 2003, filed April 3, 2003
3.3	Second Amended and Restated Bylaws, effective April 4, 2003	Incorporated by reference to Exhibit 2.9 to the Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed April 3, 2003
10.1	Stock Option Agreement dated March 31, 2003.	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed April 3, 2003
10.2	SANZ Common Stock Purchase Warrant dated April 4, 2003	Incorporated by reference to the form filed as Exhibit 2.4 to the Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed April 3, 2003
10.3	Management Services Agreement dated April 4, 2003	Incorporated by reference to the form filed as Exhibit 2.5 to the Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed April 3, 2003
10.4	Registration Rights Agreement dated April 4, 2003	Incorporated by reference to the form filed as Exhibit 2.6 to the Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed April 3, 2003

Exhibit Number	Description	Location

10.5	Shareholders Agreement dated April 4, 2003	Incorporated by reference to the form filed as Exhibit 2.8 to the Current Report on Form 8-K dated April 4, 2003, filed April 21, 2003
10.6	SAN Holdings, Inc - Harris Trust and Savings Bank Loan Authorization Agreement dated May 16, 2003	Filed herewith.
10.7	First Amendment, dated June 13, 2003, to Harris Trust and Savings Bank Loan Authorization Agreement	Filed herewith.
10.8	Second Amendment, dated June 20, 2003, to Harris Trust and Savings Bank Loan Authorization Agreement	Filed herewith.
10.9	Third Amendment, dated August 14, 2003, to Harris Trust and Savings Bank Loan Authorization Agreement	Filed herewith.
10.10	Solunet Storage Inc. - Harris Trust and Savings Bank Loan Authorization Agreement dated August 14, 2003	Filed herewith.
31.1	CEO Certification pursuant to Rule 13a-14(a)/15(d)-14(a)	Filed herewith.
31.2	CFO Certification pursuant to Rule 13a-14(a)/15(d)-14(a)	Filed herewith.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	Filed herewith.
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	Filed herewith.

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

                                                                                                                       SAN Holdings, Inc.
                                                                                                                       (Registrant)

Date:     October 1, 2003                                                                             /s/ Hugh A. O’Reilly
                                                                                                                       Hugh A. O’Reilly
                                                                                                                       Sr. Vice President and CFO
                                                                                                                       Principal Financial Officer