Form 10QSB
period 2003-09-30
SAN HOLDINGS INC
filed 2003-11-13
CIK 799097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended September 30, 2003

Commission File Number 0-16423

SAN Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	84-0907969
(State of incorporation)	(I.R.S. Employer ID No.)

900 W. Castleton Road, Suite 100, Castle Rock, CO 80109
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

                                       Yes [X]                       No [  ]

            As of October 31, 2003, 58,407,625 common shares, no par value per share, were outstanding.

SAN Holdings, Inc.
Form 10-QSB
September 30, 2003

INDEX

Part I: FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets of SAN Holdings at
December 31, 2002 and September 30, 2003 (Unaudited)	3
Consolidated Statements of Operations of SAN Holdings for the
Three Months and Nine Months Ended September 30, 2003 (Unaudited)	4
Consolidated Statements of Cash Flows of SAN Holdings for the
Nine Months Ended September 30, 2003 (Unaudited)	5
Consolidated Statements of Operations of StorNet, Inc. for the
Three Months and Nine Months Ended September 30, 2002 (Unaudited)	7
Consolidated Statements of Cash Flows of StorNet, Inc. for the
Nine Months Ended September 30, 2002 (Unaudited)	8
Notes to Unaudited Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis or Plan of Operations	15
Item 3. Controls and Procedures	22
Part II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	23

SAN Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and September 30, 2003
(unaudited)
(see Note 3)

	December 31, 2002	September 30, 2003
Current Assets:

Cash and cash equivalents (see Note 9)	$ 161,313	$ 2,242,689
Accounts receivable, less allowance for doubtful accounts	8,425,842	16,491,240
of $343,211 and $492,388 respectively
Inventories	1,447,006	670,089
Deferred maintenance contracts	826,759	1,930,088

Prepaid expenses	234,007	781,004

Total current assets	11,094,927	22,115,110
Property and equipment, net	568,892	1,127,646
Goodwill	--	31,689,826
Intangibles and other assets, net	655,986	3,260,926

Total Assets	$ 12,319,805	$ 58,193,508

Current Liabilities:
Accounts payable	2,348,892	14,396,344
Accrued expenses	1,227,131	3,257,999
Deferred revenue	2,725,550	3,032,570

Notes payable (see Note 9)	10,831,580	12,912,612

Total current liabilities	17,133,153	33,599,525
Stockholders’ Equity (Deficit):
Preferred stock; no par value, 10,000,000 shares authorized;
no shares issued and outstanding at December 31, 2002,
and 748.07306 shares outstanding at September 30, 2003
(convertible into 37,403,653 shares of Common stock)	--	12,717,781
Common stock; no par value, 75,000,000 shares authorized;
20,000,000 shares issued and outstanding at December 31, 2002 and 58,407,625 shares issued and outstanding
at September 30, 2003	1,000,000	19,859,435
Warrants	--	3,222,264

Accumulated deficit	(5,813,348)	(11,205,497)

Total stockholders' equity (deficit)	(4,813,348)	24,593,983

Total Liabilities and Stockholders' Equity	$ 12,319,805	$ 58,193,508

See accompanying notes

SAN Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month and nine month periods ended September 30, 2003
(Unaudited)
(see Note 3)

	3 months ended September 30, 2003	9 months ended September 30, 2003
Sales of hardware, software and services	$ 14,339,375	$ 36,538,808
Maintenance Services	1,523,159	3,441,814
Maintenance Contract Fees, net	106,791	516,923

Total Revenue	15,969,325	40,497,545
Cost of Revenue	12,017,244	30,668,496

Gross Profit	3,952,081	9,829,049
Selling, General and Administrative
(including engineering)	3,864,369	11,863,474
Acquisition-Related Costs	29,037	1,987,311

Depreciation and Amortization	306,077	915,131

Total Operating Expense	4,199,483	14,765,916
Operating Loss	(247,402)	(4,936,867)
Interest Expense, net	(176,859)	(592,701)

Other Income	51,167	137,419

Total Interest and Other Income (Expense)	(125,692)	(455,282)

Net Loss	$ (373,094)	$(5,392,149)

Loss per common share:
Basic and Diluted loss per common share	$ (0.01)	$ (0.12)

Weighted average common shares outstanding:
Basic and Diluted	58,359,498	45,648,970

See accompanying notes

SAN Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003
(Unaudited)
(see Note 3)

Cash flows from operating activities:

Net loss	$(5,392,149)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	915,131
Gain of Disposal of furniture and equipment	(21,036)
Changes in operating assets
Accounts receivable	(2,525,196)
Inventories	999,675
Deferred maintenance contracts	(1,103,329)
Prepaid expenses	(452,275)
Other assets	(156,193)
Accounts payable	4,045,884
Accrued expenses	1,060,474
Deferred revenue	248,104

Net cash used in operating activities	(2,380,910)
Cash flows from investing activities
Purchase of property and equipment	(60,524)
Proceeds from disposal of furniture and equipment	28,694
Cash Acquired in Acquisition	317,057

Net cash provided by investing activities	285,227
Cash flows from financing activities
Net proceeds from current borrowings	6,081,032
Proceeds from notes payable	(1,620,261)
Acquisition costs	(327,471)
Loan origination fees paid	43,759

Net cash provided by financing activities	4,177,059
Net increase in cash and cash equivalents	2,081,376
Cash and cash equivalents at beginning of year	161,313

Cash and cash equivalents at end of period	$ 2,242,689

See accompanying notes

SAN Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
continued
For the Nine Months Ended September 30, 2003
(Unaudited)
(see Note 3)

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$ 732,665
Supplemental disclosure of non-cash investing and
financing activities:
Acquisitions of businesses
Tangible assets acquired	7,057,832
Intangible assets acquired	34,720,258
Liabilities assumed	(10,761,553)

31,016,537
Less: cash acquired	(317,057)

Net acquisition price	30,699,480
Non-cash financing of acquisitions of businesses
Common stock exchanged in business combination	18,859,435
Preferred stock exchanged in business combination	12,717,781
Warrants exchanged in business combination	3,222,264
Note converted to equity	(4,100,000)

30,699,480

See accompanying notes

StorNet, Inc.
(accounting predecessor to SAN Holdings, Inc)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month and nine month periods ended September 25, 2002
(Unaudited)

	September 25, 2002	September 25, 2002
Sales of hardware, software and services	$ 11,584,171	$ 35,932,894
Maintenance Services	1,899,972	6,038,031

Maintenance Contract Fees, net	165,071	474,790

Total Revenue	13,649,214	42,445,715

Cost of Revenue	10,503,658	31,764,924

Gross Profit	3,145,556	10,680,791
Selling, General and Administrative
(including engineering)	4,004,075	11,687,045
Asset Impairment charge	5,770,817	7,793,503

Depreciation and Amortization	130,288	757,021

Total Operating Expense	9,905,180	20,237,569
Operating Loss	(6,759,624)	(9,556,778)
Interest Expense, net	(266,679)	(1,114,733)

Other Income	87,382	309,862

Total Interest and Other Income (Expense)	(179,297)	(804,871)
Net Loss	$(6,938,921)	$(10,361,649)

Loss per common share:
Basic and Diluted loss per common share	$ (0.35)	$ (0.52)

Weighted average common shares outstanding:
Basic and Diluted	20,000,000	20,000,000

See accompanying notes

StorNet, Inc.
(accounting predecessor to SAN Holdings, Inc)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 25, 2002
(Unaudited)

9 months ended September 25, 2002
Cash flows from discontinued operating activities:
Net loss	$(10,361,649)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	757,021
Impairment of assets	7,793,503
Other	52,500
Changes in operating assets and liabilities
Accounts receivable	7,836,619
Inventories	234,940
Deferred maintenance contracts	412,694
Prepaid expenses	39,609
Other assets	47,694
Unpresented checks	(3,667,016)
Accounts payable	(370,106)
Accrued expenses	(244,997)
Deferred revenue	(849,051)

Net cash provided by operating
activities	1,681,761

Cash flows from investing activities
Purchase of property and equipment	(66,576)

Net cash used in
investing activities	(66,576)

Cash flows from financing activities
Net proceeds from current borrowings	(1,487,903)
Proceeds from notes payable	(162,996)

Net cash used in financing activities	(1,650,899)

Net decrease in cash and cash
equivalents	(35,714)
Cash and cash equivalents at beginning of period	115,129

Cash and cash equivalents at end of period	$ 79,415

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$ 893,447
Supplemental disclosure of non-cash investing and
financing activities:
Write down of assets due to pending liquidation	7,836,619

See accompanying notes

SAN Holdings, Inc.
Notes to Unaudited Financial Statements
September 30, 2003

1.    Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in the financial statements of Solunet Storage Holding Corp. (including its wholly-owned operating subsidiary, Solunet Storage, Inc., “Solunet Storage”) included in our Current Report on Form 8-K dated April 4, 2003 (as amended September 25, 2003), and in our Annual Report on Form 10-KSB/A No. 2 for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of our normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results to be expected for the year.

2. Liquidity

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate our continuation as a going concern. However, we have sustained substantial losses from operations since inception and, while substantially reduced in the current period, such losses have continued through September 30, 2003. In addition, historically we have used, rather than generated, cash in our operations.

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

Our merger with Solunet Storage on April 1, 2003 (described in Notes 3-4) was undertaken in large part to achieve the economies that we believe are available by spreading our fixed cost base across a greater volume of sales. As anticipated, the cost reductions afforded by the combination were phased in over a period of time. Because of the “lagging effect” that are inherent in many of these cost reductions, the bulk of these reductions are reflected in our reported results for the first time in the three month period ended September 30, 2003. These reductions enabled our gross profits recorded in the quarter ended September 30 to exceed, to a small extent, our operating expenses before depreciation and amortization and before interest expense; however, after taking into account depreciation, amortization and interest expense, we still operated at a net loss for the period. We continue to examine our operations for opportunities to extract additional costs at the same time as we seek to increase our sales and gross profits in order to achieve sustained profitability.

In part to support our larger organization following the acquisition of Solunet Storage, in September 2003 we also executed an amendment to our principal borrowing facility, with Wells Fargo Business Credit (further described at Note 9). Under the amendment, Wells Fargo increased the maximum amount we can borrow under that facility from $7 million to $12 million. The larger base of accounts receivable (the collateral against which we borrow on that facility) made available through the acquisition of Solunet Storage is enabling us currently to borrow greater amounts on this facility than we did early in 2003. The combination of this increased borrowing limit and the enlarged borrowing base are together anticipated to provide continued liquidity until we reach profitability. As discussed in greater detail, however, under Note 9 and under the heading “Liquidity” in Management’s Discussion and Analysis, our ability to borrow under this facility is subject to our accounts receivable balance as well as a variety of other restrictions. If we fail to meet those restrictions (for example, because we were unable to maintain our financial covenants to the lender), the facility could cease to be available to us.

3.   Treatment of Historical Financial Statements following Acquisition of Solunet Storage

Effective April 1, 2003, we completed the acquisition of Solunet Storage. The acquisition has been accounted for using the purchase method of accounting.

SAN Holdings, Inc.
Notes to Unaudited Financial Statements
September 30, 2003

The acquisition was effected in an all-stock transaction in which we issued 20,000,000 shares of common stock, and 748.07306 shares of Series B preferred stock that will automatically convert into 37,403,653 shares of common stock upon the amendment of our Articles of Incorporation to increase the number of authorized shares of common stock (i.e., equivalent to an aggregate of 57,403,653 shares of common stock giving effect to the conversion of the Series B preferred stock). The number of shares of common stock into which the Series B preferred stock will convert is fixed, and is not dependent on the market value of the common stock or any similar factor. The Series B preferred stock contains no obligatory dividends and no preferences over the common stock with respect to dividends, liquidation or other matters (other than the power to vote with the common stock on an as-converted basis). In addition, we issued to Sun Solunet LLC, as the principal stockholder of Solunet Storage, a warrant to purchase a maximum of 19,976,737 shares of common stock at various prices, ranging from $0.29 to $10.82, and over various terms. An aggregate of $3,222,264 of our shareholders equity has been allocated to those warrants on our Balance Sheet.

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

Solunet Storage commenced operations on September 26, 2002, when it acquired certain assets of StorNet, Inc. that had been foreclosed upon by StorNet, Inc.‘s lender under Article 9 of the Uniform Commercial Code. As a consequence, Solunet Storage had no operations during the three or nine month periods ended September 30, 2002. The results of Solunet Storage’s own operations for 2002 consist solely of operations conducted during a period of slightly more than three months, from September 26, 2002 to December 31, 2002. Financial Statements for Solunet Storage are included in our Current Report on Form 8-K dated April 4, 2003 (as amended September 25, 2003).

Because the assets that Solunet Storage acquired were those of an ongoing business (i.e., StorNet, Inc.), StorNet, Inc. is considered to be an accounting predecessor of Solunet Storage, and thus of SANZ. The results of operations of StorNet, Inc. are considered to be prior period financial statements. However, because StorNet, Inc. went through a foreclosure and liquidation on September 26, 2002, its financial statements have been prepared on a liquidation basis of accounting, and are therefore not fully comparable to those of SANZ for the current period. We have therefore included in this Report the results of operations of StorNet, Inc. for the three and nine month periods ended September 25, 2002 and the statement of cash flows of StorNet, Inc. for the nine month period ended September 25, 2002, but on separate pages from the corresponding statements of SANZ for the current period, to make clear that absence of comparability. (In each case, the period presented terminates on September 25, 2002, the date of the liquidation of StorNet, Inc.‘s business, rather than September 30, 2002, the end of the calendar quarter.)

Our operating expense for the nine months ended September 30, 2003 includes $2.0 million of “indirect costs” arising from the acquisition, which under FAS 141 are not capitalized and instead are separately reflected within operating expense on our Statements of Operations. These costs consist principally of professionals fees and other costs incurred by SANZ (but not those incurred by Solunet Storage) in the transaction, the write-off of previously capitalized loan origination fees, and certain severance payments triggered by the transaction.

In addition to the StorNet, Inc. financial statements referenced above, certain other actual and pro forma financial statements are included in our Current Report on Form 8-K dated April 4, 2003 (as amended September 25, 2003).

4. Accounting for Acquisition

Under SFAS 141, the combination with Solunet Storage (treated as an acquisition of SANZ by Solunet Storage) is accounted for under the purchase method of accounting, in which the purchase price is allocated across all classes of tangible and intangible assets in accordance with their fair values, and any excess of the purchase price over the fair values of the identified assets recorded as goodwill. Because of the reverse nature of the acquisition, the purchase price has been computed as the sum (a) of the value of the SANZ shares outstanding before the transaction (valued at the market price over a range of trading days before and after the announcement of the definitive agreement), the fair value of the SANZ warrants and options outstanding prior to the closing (valued using the Black-Scholes model) , and (c) the transaction costs incurred by Solunet Storage in connection with the transaction. Certain adjustments have been made to the allocations presented in our Quarterly Report on Form 10-QSB for the period ended June 30, 2003 relating to costs directly and incrementally arising from the acquisition, principally to reflect additional professionals’ fees incurred with respect to ongoing audits of prior period financial statements of Solunet Storage Inc. and StorNet, Inc. This purchase price, totaling $31,016,537 on a preliminary basis (giving effect to the adjustments recorded to date), has been allocated as follows:

SAN Holdings, Inc.
Notes to Unaudited Financial Statements
September 30, 2003

(unaudited)

Fair value of assets acquired
Tangible Assets
Cash	317,057
Other Current Assets	5,857,682
Property, equipment and other assets	883,094
Intangible Assets	3,030,431

10,088,264
Less: liabilities assumed	(10,761,553)
Net assets acquired	(673,289)
Purchase Price	31,016,537
Goodwill recorded	31,689,826

Certain aspects of the purchase price (including most significantly professionals fees) and purchase price allocation are still being finalized, and the foregoing calculations therefore remain subject to adjustment. We believe that most or all of this goodwill will be deductible for federal income tax purposes, over periods of up to 15 years.

The following are condensed statements of income for the three and nine month periods ended September 30, 2003 compared to the pro forma results of operations for SANZ and StorNet, Inc. for those two periods, as though both Solunet Storage’s acquisition of StorNet’s assets and SANZ’s acquisition of Solunet Storage had occurred on July 1, 2002 (in the case of the three month period) and January 1, 2002 (in the case of the nine month period). Other historical financial statements are included in our Current Report on Form 8-K/A filed on September 25, 2003.

	3 Months Ended (Unaudited)	9 Months Ended (Unaudited)
	Actual	Pro Forma	Pro Forma	Pro Forma
	Sept. 30, 2003	Sept. 30, 2002*	Sept. 30, 2003	Sept. 30, 2002*
Revenues	$ 15,969,325	$ 21,270,742	$ 48,029,327	$ 67,605,574
Net Loss	$ (373,094)	$ (7,839,687)	$ (6,612,710)	$(11,065,179)
Loss per share - basic and diluted	$ (0.01)	$ (0.13)	$ (0.11)	$ (0.19)

*In the case of StorNet, Inc., the 2002 period ended September 25, 2002 rather than September 30, 2002.

5. Impairment of StorNet, Inc. Assets

The financial statements of StorNet, Inc. included in this Report have been prepared based on the liquidation of StorNet’s assets on September 26, 2002, and include adjustments that result from the liquidation. Among those adjustments is a reduction in the fair value of certain assets (principally inventory and prepaid maintenance contracts) that lost value as a result of that liquidation, and an accrual for the future costs under leases in force at September 25, 2002. We have estimated the effect of that reduction in asset values (“impairment”) that occurred in each quarterly period of 2002 for StorNet, consisting of the difference between our estimate of the fair value of those assets as of the end of each such period and the carrying value of those assets on our books at the time, and included that estimate in the financial statements included in this Report. However, the amount of that reduction in value during any period is inherently an estimate, and should be evaluated in light of the factors discussed below under the heading “Critical Accounting Policies – Use of Estimates”.

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

SAN Holdings, Inc.
Notes to Unaudited Financial Statements
September 30, 2003

6. Intangible Assets

We engaged an independent valuation expert to assist us in valuing the intangible assets acquired in the transaction between SANZ and Solunet Storage. Intangible Assets acquired in the acquisition and those owned prior to that acquisition, all of which are subject to amortization, consisted of the following:

Asset/Life	Unaudited	Unaudited	Unaudited	Amortization in year ended December 31,
Acquired in SANZ / Solunet Storage Transaction (April 1, 2003)	Original Amount	Accumulated Amortization	Carrying Value at Sept. 30, 2003	2003	2004	2005	2006	2007	thereafter
Tradename	$ 2,300,000	$ (115,000)	$2,185,000	$172,500	$230,000	$230,000	$230,000	$ 230,000	$1,207,500
(10 years)
Customer lists	300,000	(50,000)	250,000	75,000	100,000	100,000	25,000	--	--
(3 years)
Software tech	200,431	(33,405)	167,026	50,108	66,810	66,810	16,703
and other
intellectual
property (3 yrs)
Sales backlog	230,000	(230,000)	--	230,000	--	--	--	--	--
(1/4 Year)

	3,030,431	(428,405)	2,602,026	$527,608	$396,810	$396,810	$271,703	$ 230,000	$1,207,500
Intangibles of
Solunet Storage
before SANZ
(all acquired
(Sept. 26, 2002)

Tradename	499,270	(199,708)	299,562	199,708	199,708	49,927	--	--	--
(2.5 years)
Customer list	90,786	(18,157)	72,629	18,157	18,157	18,157	18,157	13,619	--
(5 years)
Sales backlog	272,329	(272,329)	--	--	--	--	--	--	--
(1/4 Year)

	862,385	(490,194)	372,191	217,865	217,865	68,084	18,157	13,619	--
Total
Intangible
Assets (net) at
Sept. 30, 2003/	$ 3,892,816	$ (918,599)	$2,974,217	$745,473	$614,675	$464,894	$289,860	$ 243,619	$1,207,500
Total
Amortization

7.    Basic and Diluted Net Earnings (Loss) Per Share

SANZ uses the weighted average number of common shares outstanding during each period to compute basic income (loss) per share. In general, diluted income (loss) per share is computed using the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. In addition to its common shares, at September 30, 2003 SANZ has issued instruments convertible for or exercisable for common stock consisting of an aggregate of 748.07306 shares of Series B preferred stock (convertible into an aggregate of 37,403,653 shares of common stock), warrants exercisable for an aggregate of 27,188,697 shares of common stock and options exercisable for an aggregate of 6,218,940 shares of common stock. All such securities are anti-dilutive during all periods presented, and have therefore not been included in the computation of income per share.

SAN Holdings, Inc.
Notes to Unaudited Financial Statements
September 30, 2003

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

8. Stock Based Compensation

SANZ follows the intrinsic value method prescribed by APB Opinion No. 25 in accounting for stock options issued to its employees and directors. Accordingly, no compensation expense was recognized in connection with the grant of stock options during the periods presented, as all options granted had an exercise price equal to the market value of the underlying stock at the date of grant. The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123. This table reflects only the period ended September 30, 2003 (and not the period ended September 30, 2002 (or September 25, 2002)) for the reasons discussed in Note 2 above. There were no grants of options made in the three month period ended September 30, 2003.

unaudited
	For the three months ended Sept. 30, 2003	For the nine months ended Sept. 30, 2003
Net income (loss) as reported	$ (373,094)	$ (5,392,149)
Deduct: Total stock-based employee
compensation under fair value based method,
net of related tax effect	$ --	(33,872)

Pro Forma	$ (373,094)	$ (5,426,021)
Net income (loss) per share - basic and diluted
As reported	$ (.01)	$ (.12)
Pro Forma	$ (.01)	$ (.12)

9. Financing Arrangements

We have a revolving credit facility with Wells Fargo Business Credit, Inc. which permits us to borrow up to $12 million, subject to availability under its borrowing base. At September 30, 2003, $5.1 million was outstanding on the Wells Fargo facility, and we had $3.5 million of undrawn availability on this facility based on our eligible collateral at that date. The Wells Fargo facility currently bears interest at a non-default rate of prime plus 5% (i.e., currently 9%), expires in May 2005, and requires the maintenance of certain financial covenants. The current interest rate reflects an increase of two percentage points because we failed to maintain certain financial covenants in the past, and is subject to potential decreases if we meet certain net income targets in the future. The Wells Fargo facility is secured by substantially all assets of our SANZ Inc. subsidiary. The same assets secure our outstanding trade credit with GE Access, an IT hardware distributor and our largest vendor. Our (Solunet Storage’s) cash and cash equivalents were approximately $161,000 at December 31, 2002, of which $148,000 was held in a restricted account securing a letter of credit. The restriction on that cash has subsequently expired.

We also have two revolving credit facilities with Harris Trust and Savings Bank, established in May 2003 and June 2003 respectively, which permit us to borrow up to an aggregate of $7.5 million. Sun Capital Partners II, L.P., now (indirectly) our majority shareholder, has guaranteed these facilities. At September 30, 2003, substantially all of the $7.5 million available on these facilities was drawn. Both facilities bear interest at a rate of prime plus ¼% (i.e., currently 4.25%) and expire in May 2004 and August 2004, respectively. One facility, with a maximum amount of $3.3 million, is maintained by SAN Holdings, Inc. and is unsecured, is not limited by availability under a borrowing base, and does not require the maintenance of specified financial covenants. The other facility, with a maximum amount of $4.2 million, is maintained by our Solunet Storage subsidiary, and is secured by substantially all of the assets of Solunet Storage but is not limited by availability under a borrowing base and does not require the maintenance of specified financial covenants.

When we acquired Solunet Storage in April 2003, Solunet Storage maintained a credit facility with The CIT Group. We established the second of the two Harris Trust facilities described above to refinance the CIT Group facility and thereby eliminate loan covenants under the CIT Group facility that we determined would impede our ability to integrate Solunet Storage’s business with SANZ’ business. Solunet Storage had capitalized the costs that it incurred in establishing the CIT Group facility, the unamortized balance of which was included in “other assets” at the time of the acquisition. During the quarter ended June 30, 2003, we wrote off the full remaining amount of those capitalized costs, or $232,000, recording that amount under Acquisition-Related Costs in our Statement of Operations.

SAN Holdings, Inc.
Notes to Unaudited Financial Statements
September 30, 2003

When it purchased the assets of StorNet, Inc, Solunet Storage incurred substantial costs intended to enhance its ability to maintain the value of the assets it had acquired. Those costs are reflected in the financial statements of Solunet Storage as “Post-transaction business continuation expenses”. As part of those post-transaction business continuation expenses, Solunet Storage entered into notes payable to certain vendors. Those notes are included in Notes Payable. The aggregate remaining balance of those notes was $372,250 at September 30, 2003. The remaining balance of those notes comes due in installments at various dates through January 1, 2004.

In the original capitalization of Solunet Storage in September 2002, Sun Solunet invested $1,000,000 in return for common stock (i.e., as equity) and $4,000,000 in return for a promissory note (i.e., as debt) bearing interest at a rate of 5% .. In March 2003, Sun Solunet sold a portion of both the common stock and the promissory note to Michael Phelan. Immediately prior to SANZ acquisition of Solunet Storage, Sun Solunet and Phelan contributed the foregoing $4,000,000 promissory note plus accrued interest of $100,000 to the equity of Solunet Storage, effectively converting that debt to equity. The shares of Solunet Storage received by Sun Solunet and Phelan in that transaction are part of the shares that were exchanged for SANZ shares in SANZ acquisition of Solunet Storage.

10. Related Party Transactions

As discussed in Note 2, Sun Solunet LLC is our majority shareholder. Sun Solunet LLC is an affiliate of Sun Capital. We are a party to a Management Services Agreement with another affiliate of Sun Capital, under which we receive a variety of consulting-type management services, and pay a management fee of $75,000 per calendar quarter (subject to increase commencing April 2005). As described in Note 9, a portion of our debt has been guaranteed by another affiliate of Sun Capital. While we receive material benefits from this guaranty, we pay no specified cash consideration for the guaranty (although, if the guaranteed debt is not reduced to $3 million or less by December 2004, we will be obligated to issue warrants to Sun Capital enabling it to purchase additional common stock). We have reallocated a portion of the amounts paid under the Management Services Agreement, which would otherwise be classified under general and administrative expense, as a payment for the financing-related benefits that it receives under the guaranty (classified under interest expense). The portion of the management fee that has not been so reclassified continues to be reported as general and administrative expense.

As stated above, if the guaranty is not reduced to $3 million or less by December 2004 (i.e., 18 months following the date that the guaranty was first increased to an amount greater than $3 million), we will issue Sun Capital warrants, with an exercise price of $.01, for the following number of shares at the dates set forth in the table below. We are currently evaluating potential transactions to refinance a portion of the guaranteed debt with either other debt or with equity, and thereby reduce the guaranteed debt to $3 million or less by no later than December 2004.

Date	Number of Shares
December 2004	3,086,218
June 2005	641,292
December 2005	1,307,898
June 2006	1,342,776
December 2006	1,379,067
June 2007	1,416,849
December 2007	1,456,206
June 2008	1,497,226
Each 6 months thereafter	A number of shares equal to
0.5% of the shares outstanding
upon the closing of the Solunet
Storage transaction

11. Recent Accounting Pronouncements

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

Prior to our acquisition of Solunet Storage, we did not perform a material portion of the maintenance services when we resold maintenance agreements on computer hardware and software. In contrast, Solunet Storage has historically operated, and today we continue to operate, a call center from which we now perform a substantial portion of the technical support and maintenance services on certain – although not all – of the products that we sell. Revenue from the sale of technical support or maintenance agreements is recognized in one of two ways, depending upon whether the underlying product is one on which we perform support and/or maintenance services. For product lines on which we do perform a portion of the services, we recognize the gross sale price of the applicable support or maintenance contracts as deferred revenue, and recognize such revenue on a straight-line basis over the contractual terms of the agreements. Where applicable, the cost to acquire such maintenance agreements from the hardware and software vendors is likewise deferred and amortized on a straight-line basis over the contractual terms of the maintenance agreements.

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

Effective April 1, 2003, we completed the acquisition of Solunet Storage Holding Corp. and, indirectly, its operating subsidiary Solunet Storage, Inc. (d.b.a “StorNet Solutions”). Solunet Storage was another storage solution provider, and like SANZ was based in the greater Denver area. Solunet Storage, Inc. itself had acquired substantially all of the assets of StorNet, Inc. in September 2002 in a private foreclosure transaction. At the time of the acquisition by SANZ, Solunet Storage was owned by Sun Solunet LLC, an affiliate of Sun Capital Partners, Inc., a private investment firm located in Boca Raton, Florida, and management of Solunet Storage. Further details of that transaction were reported on a Form 8-K dated April 4, 2003 filed by the Company on April 21, 2003 and amended September 25, 2003.

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

Results of Operations

SANZ and Solunet Storage combined effective April 1, 2003. As discussed in Note 3, this transaction has been accounted for as an acquisition of SANZ by Solunet Storage. Solunet Storage, in turn, had acquired the assets of StorNet, Inc. effective September 26, 2002. The results of operations of the acquired business or assets are reflected in our financial statements only for the periods after the date of acquisition. While the statements of income of StorNet, Inc. for the three and nine month periods ended September 25, 2002 (the date of StorNet, Inc.‘s liquidation) are included in this Report, they are not considered to be comparable to our results of operations because, among other factors, the StorNet financial statements have been prepared on a liquidation basis of accounting. For the same reason, while this discussion includes a comparison of current period operations to the results of operations of StorNet, Inc. during the corresponding periods of 2002, the reader is cautioned that the differences in accounting treatment may make the comparison less meaningful than is typically the case.

To provide an additional context for the analysis of the current period operations, the discussion of the results of operations during the three month period ended September 30, 2003 includes a comparison of (a) the actual results of operations during that three month period (during which the companies were in fact combined), with (b) the pro forma combined results of the operations of SANZ and StorNet, Inc. for the three months ended September 30, 2002 (September 25, 2002 in the case of StorNet, Inc.) as though both the Solunet Storage acquisition of the StorNet assets and the SANZ acquisition of Solunet Storage had occurred on July 1, 2002. These are referred to throughout as the “Pro Forma Combined Operations”. However, because these figures compare the current combined operations with formerly separate operations, and the financial statements for the 2002 period were prepared on a different basis of accounting, these pro forma results may not be indicative of the results that would have been obtained had the combination been effected prior to that date, and for that reason only general comments are made to explain the differences between these pro forma results in the prior period and the actual results in the current period.

Quarter Ended September 30, 2003 compared to StorNet, Inc. Quarter Ended September 30, 2002 (Including Comparison of Pro Forma Combined Operations for the Three Months Ended September 30, 2002)

Sales. Our sales for three months ended September 30, 2003 were $16.0 million. These sales reflect an increase of $2.3 million or 17% over the StorNet, Inc. sales during the three months ended September 30, 2002. This increase results from an increase of approximately $5 million attributable to the combination with SANZ effected April 1, 2003, offset in part by an “organic” decline in sales due largely to continued slowness in IT spending. Reflecting this slowness in IT spending, our sales in the three month period ended September 30, 2003 represent a decline of 25% from Pro Forma Combined sales of $21.3 million during the prior year period.

Reflecting the addition of Solunet Storage’s predominantly commercial business to SANZ’s business (which has historically been 50% or more in the government sector), sales in the three months ended September 30, 2003 were approximately 70% in the commercial sector and 30% in the government sector (including both direct government sales and those made to government prime contractors). StorNet did not separately track sales to the government sector in 2002.

Gross Profit. Gross profit was $4.0 million, or 25% of sales, for the quarter ended September 30, 2003, an increase of $0.8 million or 26% over StorNet, Inc. gross profit in the corresponding period of 2002. This increase results from an increase of approximately $1.2 million attributable to the combination with SANZ effected April 1, 2003, offset in part by an “organic” decline in sales due largely to continued slowness in IT spending. Profit margin was modestly lower, at 23%, in that prior period. This gross margin percentage in the current year period was generated broadly across the organization, including both legacy SANZ operations and legacy Solunet Storage operations, and reflects a continuation of the profit margins generated in the quarter ended June 30, 2003 (also 25%), following the much lower 14% gross margin generated by SANZ during the first quarter of 2003. The margin generated in the September 2003 period supports management’s prior conclusion that the low margins generated in the March 2003 quarter were an isolated event rather than a trend.

Gross margin in absolute dollars declined 16% in the current year period from the Pro Forma Combined gross profit of $4.7 million in the prior year period, but percentage gross margin increased by three percentage points (from 22%) from the Pro Forma Combined gross margin in the prior year period.

Selling, General and Administrative. Total selling, general and administrative (“SG&A”) expenses (including engineering expenses) were $4.2 million for the three months ended September 30, 2003. Of this amount, $29,000 consisted of non-recurring expense directly attributable to the acquisition of Solunet Storage (consisting principally of costs associated with personnel retained solely to complete the audit of prior-period StorNet, Inc. and Solunet Storage financial statements), $0.3 million consisted of depreciation and amortization, and $3.9 million consisted of non-depreciation ordinary operating expense.

Total SG&A expense during the current year period represents a decline of $5.7 million or 58% from the SG&A expense recorded by StorNet, Inc. in the prior year period. Excluding the effects of both the $29,000 of acquisition expense in the current period and the $5.8 million asset impairment expense in the prior year period, SG&A expense was flat between the two periods, increasing by $36,000 or 1% from the 2002 period to the 2003 period. Again excluding acquisition expense, SG&A expense in the September 2003 period was reduced by $1.3 million from the levels recorded in the June 2003 quarter ($5.2 million). Furthermore, SG&A expense in the current year period was $2.4 million lower than the Pro Forma Combined SG&A expense during the prior year period.

The flat SG&A levels between the 2002 and 2003 periods (which were achieved in the face of a 17% increase in sales and a 26% increase in gross profit between those periods) and the reduction in expense levels by $1.3 million from the June 2003 quarter to the September 2003 quarter, both are directly attributable to the cost reduction actions we have taken since the combination of SANZ and Solunet Storage in April 2003. The cost reduction actions completed during the September quarter consist largely of the elimination of overlapping positions and redundant infrastructure costs, and reflect the economies of scale and other synergies that we believed could be obtained through spreading our operating costs over a larger sales base when we undertook the Solunet Storage acquisition. The decline from the Pro Forma Combined prior year results represents a combination of the cost reductions achieved during the September 2003 quarter (estimated to be $1.3 million), cost reduction actions taken by both the current combined company in the June quarter and by the two predecessor companies over the prior two quarters (estimated to be $0.9 million), and lower commissions and similar expenses directly attributable to the lower sales volumes and lower gross profits when comparing to the Pro Forma Combined results (estimated to be $0.2 million).

Interest Expense. Interest expense for the three months ended September 30, 2003 was $177,000. This amount represents a decline of 34% from the interest expense of $267,000 recorded by StorNet, Inc. in the quarter ended September 30, 2002, and a 45% decline from the Pro Forma Combined results of that period. This reduction reflects both a lower average level of borrowing during the current year period, and a lower cost of funds (due both to the historically low prevailing interest rates in 2003, and the lower weighted average borrowing rates of SANZ when compared to StorNet, Inc.) In June 2003, we instituted a “controlled disbursement” system (commonly referred to as a “sweep account”), which has contributed to our lower average level of borrowing by reducing the amount drawn on our line of credit at any time.

Nine Months Ended September 30, 2003 compared to StorNet, Inc. Nine Months Ended September 30, 2002

Sales. Our sales for nine months ended September 30, 2003 were $40.5 million, a decline of $1.9 million or 5% from StorNet, Inc.‘s sales in the prior year’s nine month period. This reflects a decline in StorNet’s total sales from a peak in 2001, which continued throughout 2002 and into 2003, offset in part by the addition of SANZ sales beginning April 1, 2003. (The current year period includes the Solunet Storage operations for the full nine months and the SANZ operations for the period April 1 – September 30). This decline occurred as a result of both the slowness in IT spending in the broader market and the downsizing (both through attrition and managed reductions) that occurred in tandem with StorNet’s internal financial pressures that resulted in its liquidation in September 2002 and the sale of its assets to Solunet Storage. Prior to the acquisition by SANZ, Solunet Storage did not track sales to the government sector separately from the commercial sector, but management estimates that sales during the 2003 nine month period were predominantly (more than 75%) in the commercial sector.

Gross Profit. Gross profit was $9.8 million, or 24% of sales, for the nine months ended September 30, 2003, down from $10.7 million and 25% recorded by StorNet, Inc. in the nine months ended September 30, 2002. This decrease results principally from the decline in sales discussed above, offset in part by approximately $2.8 million of gross profit attributable to the combination with SANZ effected April 1, 2003. The gross margin percentage for the 2003 nine month period is slightly lower (one percentage point) than the percentage recorded during the third quarter alone because, as occurred with SANZ but to a lesser extent, Solunet Storage recorded lower-than-usual margins of 22% during the first quarter of 2003, but regained margin during the second and third quarters.

Selling, General and Administrative. Total selling, general and administrative expenses (including engineering expenses) were $14.8 million for the nine months ended September 30, 2003. This is significantly lower (27%) than the $20.2 million of SG&A expense recorded by StorNet, Inc. during the nine months ended September 30, 2002 due in large part to non-recurring amounts incurred in both periods. As stated above, of the 2003 amount, $2.0 million consisted of non-recurring expense directly attributable to the acquisition of Solunet Storage. Of the balance, in the current-year period $0.9 million consisted of depreciation and amortization, and $11.9 million consisted of non-depreciation ordinary operating expense. The 2002 amount similarly included a one-time cost of $7.8 million for asset impairment charges relating to StorNet’s impending liquidation. Excluding the acquisition-related expense in the 2003 period and the asset impairment charges in the 2002 period, SG&A expense increased by a modest $0.4 million or 3% from the 2002 period to the 2003 period.

Interest Expense. Interest expense for the nine months ended September 30, 2003 was $593,000. In June 2003, we instituted a “controlled disbursement” system (commonly referred to as a “sweep account”) in an effort to reduce interest expense by reducing the amount drawn on our line of credit at any time. Our borrowing costs have also been aided by the lower market interest rates prevailing in 2003. In the nine months ended September 30, 2002, StorNet, Inc. incurred interest expense of $1,115,000, from which the current period amount represents a 47% decline.

Liquidity and Capital Resources

Cash. Our cash position was $2.2 million at September 30, 2003. In addition to cash, at September 30, 2003 we had undrawn availability of 3.5 million on our several lines of credit (which are discussed in greater detail below), for a total of $5.7 million of cash plus undrawn availability at that date. Management believes this sum represents a better measure of our liquidity than does our cash alone.

Our (Solunet Storage’s) cash and cash equivalents were $161,000 at December 31, 2002, of which $148,000 was held in a restricted account securing a letter of credit. At December 31, 2002, cash plus undrawn availability (for Solunet Storage) was $4.5 million. At December 31, 2002, Solunet Storage’s loan facility had a fixed availability of $10 million, regardless of receivables levels.

For the nine months ended September 30, 2003, our operating activities used $2.4 million of cash, compared to the $1.7 million of cash that StorNet, Inc. generated in operating activities during the corresponding period in 2002. The net generation of cash from operating activities in the prior year period was heavily influenced by a $7.8 million decline in accounts receivable during that period. Excluding the changes in account balances that are attributable to the combination of SANZ and Solunet Storage at April 1, 2003 (which are reported as non-cash investing activities), the largest factors affecting this year’s cash use were an increase in accounts receivable by $2.5 million, and an increase in deferred maintenance contracts by $1.1 million. These amounts were offset by an increase in accounts payable by $4.0 million and an increase in accrued expenses by $1.1 million. The significant increase in accounts payable results principally from the fact that Solunet Storage had very limited trade credit from its vendors at December 31, 2002, and at that time was required to purchase most product on a pay-in-advance basis. Following the acquisition, we negotiated credit terms with most vendors, augmenting the significant trade credit that SANZ already had available at the time of the combination.

Cash flows from investing activities were relatively unchanged, increasing from a use of $70,000 by StorNet, Inc. in the nine months ended September 30, 2002 to a generation of $285,000 in the current year period; however, excluding cash acquired in the April acquisition, we used $32,000 of cash in investing activities in the current year period.

Cash flows from financing activities shifted dramatically from a use of $1.7 million of cash by StorNet in the 2002 period, as StorNet’s lender forced a pay-down of the loan to the extent possible during the period prior to the foreclosure, to a generation of $4.2 million during the current year period, as we increased our total borrowings on our lines of credit. The latter amount excludes the effects of the combination of SANZ and Solunet Storage at April 1, 2003, which are reported as non-cash investing activities, and the conversion of a $4.1 million note payable to Sun Capital Partners (including accrued interest) into equity in conjunction with the combination of SANZ and Solunet Storage, which is reported as a non-cash acquisition financing activity.

Loan Facilities.

We had $12.9 million of short term debt at September 30, 2003, an increase of $2.1 million from the short term debt of $10.8 million for Solunet Storage at December 31, 2002 (including debt owed to its stockholder) but a reduction of $2.2 million from the short term debt of $15.1 million for Solunet Storage and SANZ on a pro forma combined basis at December 31, 2002. Short term debt at September 30, 2003 consists of three principal components: an asset-based revolving loan facility with Wells Fargo Business Credit, Inc.; two loan facilities with Harris Trust and Savings Bank that are guaranteed by our principal shareholder; and several notes payable to vendors.

Wells Fargo Line of Credit. During 2001, we established a $2.5 million line of credit agreement with Wells Fargo Business Credit, Inc. Wells Fargo has agreed to increases in the maximum amount of the line three times, to $5.0 million in 2002, to $7.0 million in April 2003, and to $12.0 million in September 2003.

The Wells Fargo credit facility is a “revolving” facility under which we routinely draw and repay funds on a daily or near-daily basis to address timing differences between our collections from clients and our payments to vendors. It should be noted, however, that the funds available under the credit facility are limited to 80% of the amount of eligible accounts receivable we hold at any given time, and fluctuations in the timing of customer orders can adversely affect our ability to draw on the line when required. Eligible accounts consist of substantially all accounts receivable, subject to customary exceptions (including those aged over 90 days, otherwise-current receivables from customers with material amounts outstanding over 90 days, and more than a pre-set percentage of total receivables from a single customer). Borrowings against receivables owed directly by federal government end-users are further limited to $500,000 in the aggregate unless we have obtained an “assignment of claim” executed by the government agency. (Receivables from commercial entities acting as prime contractors for federal government end-users are not subject to this sub-limit.) As of September 30, 2003, based on our eligible collateral at that date, we had $8.6 million available for borrowing on the Wells Fargo credit facility, of which $5.1 million was drawn and $3.5 million remained available and undrawn.

Covenants permit Wells Fargo to declare the loan in default if our SANZ Inc. operating subsidiary does not meet specified minimum net income levels (or exceeds specified maximum net loss levels) during each calendar quarter, or if the book net worth of SANZ, Inc. falls below levels that we have agreed to maintain. These levels were determined based on our discussions with the lender and are periodically reset following negotiation with the lender to reflect changes in our business. Following a re-setting of those covenants in conjunction with our September 2003 increase in the maximum amount of that loan facility, we were in compliance with those covenants at September 30, 2003. (At various dates from September 2002 through the date of that amendment, we had not been in compliance with one or more of those covenants; that prior non-compliance was waived by Wells Fargo as part of the September 2003 loan amendment.) We expect that our ability to meet our covenant levels in the future will be strengthened by the cost reductions that we are now realizing and that we expect to continue to realize through the integration of the SANZ and Solunet Storage businesses.

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

Harris Trust Lines of Credit. We also have two revolving credit facilities with Harris Trust and Savings Bank. The first of these facilities, established in May 2003, permits us to borrow up to $3.3 million. Sun Capital Partners II, L.P., now (indirectly) our majority shareholder, has guaranteed this facility. At September 30, 2003, $3,287,000 was outstanding on this facility. The facility bears interest at a rate of prime plus ¼% and expires in May 2004. That facility is unsecured, is not limited by availability under a borrowing base, and does not require the maintenance of specified financial covenants.

At the time of the acquisition, Solunet Storage maintained a revolving loan facility with The CIT Group, with a limit of $10 million. Borrowing was subject to availability under a borrowing base, and required the maintenance of certain financial and non-financial covenants. In June 2003, it became apparent that certain of these covenants were impeding our ability to integrate the operations of Solunet Storage and SANZ. In order to alleviate these impediments, we entered into an additional loan facility with Harris Trust and Savings Bank in the amount of $4.2 million and used proceeds of that facility to pay off and retire the CIT Group loan facility. At September 30, 2003, the full $4.2 million was outstanding on this facility. Sun Capital Partners II, L.P., has also guaranteed this facility. This second Harris Trust facility also bears interest at a rate of prime plus ¼% and expires in August 2004. The facility is secured by certain assets of Solunet Storage but it not subject to any material financial covenants.

The guaranties of Sun Capital Partners II, L.P. reflect a commitment made by Sun Capital in conjunction with the acquisition of Solunet Storage that Sun Capital would maintain a guarantee of a minimum of $3.0 million of debt on behalf of the combined company, whether applied to the CIT Group loan facility or to a substitute facility in the future. Sun Capital Partners II, L.P also undertook at that time to provide up to an additional $2.0 million in guarantees, at its discretion and subject to our obligation to compensate it with warrants if the additional guaranty was not released within 18 months, and with additional warrants at each 6-month interval thereafter if the guaranty is not released by the end of each such interval. (Details of this obligation are included above in Note 9.) At September 30, 2003, Sun Capital Partners II, L.P. had guaranteed lines of credit in the maximum amount of $7.5 million, on which nearly the full amount was drawn. Management believes that over the next several months the company will be able to pay down the debt guaranteed by Sun Capital to an amount equal to or less than the $5.0 million originally agreed upon in connection with the Solunet Storage acquisition. We intend to do this through a consolidation of operations in the Company’s SANZ Inc subsidiary that was commenced during the quarter ended September 30, 2003, thereby increasing the accounts receivable of SANZ Inc. that are eligible for borrowing under the Wells Fargo line of credit and thus enabling us to replace a portion of our borrowings on the Harris Trust facility with borrowings on the Wells Fargo facility.

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

Liquidity. As of September 30, 2003 we had approximately $3.5 million of undrawn availability on our Wells Fargo line of credit. (We had minimal undrawn availability on our Harris Trust lines of credit at that date.) As noted above, while availability on our two lines of credit with Harris Trust is not subject to asset levels, borrowing under our line of credit with Wells Fargo is dependent at any time on our having adequate eligible accounts receivable to support borrowings. In addition, at various time prior to September 2003, we were not in compliance with our financial covenants under our Wells Fargo loan facility. While the lender agreed to waive that non-compliance in conjunction with the loan amendment executed in September 2003 and to re-set the covenants to new levels that we believe we will be able to meet in the future, our availability on the Wells Fargo line of credit is also dependent our ability to maintain compliance with those covenants in the future or, if we again fall out of compliance, on the lender’s willingness to permit us to continue to draw on the line while we remain out of compliance.

Although we generated positive earnings before interest, taxes, depreciation and amortization, or EBITDA, of $59,000 during the three months ended September 30, 2003, we recorded a net loss during the period of $373,000. While this net loss represents a significant reduction from the losses in all prior reported periods, it nonetheless is a loss and reflects the fact that we must achieve either greater gross profits, or a continued reduction of operating expenses, or a combination of both, if we are to achieve true and sustained profitability.

The results during this period were achieved in large part as a consequence of reductions in operating expenses undertaken in July and August, 2003. We believe that, if the results of those actions had been fully reflected in operations throughout the quarter (i.e., if they all had been completed at July 1, 2003), the aggregate effect of the cost reduction actions taken during the period would have been sufficient to offset the full remaining amount of that net loss.

In addition, we have continued to take additional actions (including further reductions of four additional non-sales positions in October 2003) to achieve still lower operating expenses. These actions, coupled with modest anticipated growth in sales and gross profits (both through internal efforts and as a result of the strengthening in the larger economy) are expected to complete our “turning the corner” from the September quarter’s modest profit before interest, taxes, depreciation and amortization, to a sustainable profit on an absolute, GAAP basis. Coupled with this shift to profitability, our existing credit facilities (including the significant undrawn availability on the Wells Fargo facility that exists following our increase in our credit limit with Wells Fargo and our increased borrowing base) are expected to provide sufficient liquidity to fund operations over the next twelve months.

While, as stated above, the cost reduction actions taken to date and continued efforts to minimize expense, coupled with stabilization or modest increase in gross profit levels, above are currently projected to enable us to reach full profitability and positive cash flow without raising additional capital, there can be no assurance that they will succeed in doing so. For this reason, as well uncertainty regarding the turnaround in the larger economy, there is a possibility that we will need either to undertake further cost-cutting measures (which could entail curtailing certain operations), or to raise additional capital, or both. If we do seek to raise capital, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid further cost-cutting. If equity capital were raised, the issuance of those shares would also be dilutive to the ownership interests of all other stockholders.

Item 3. Controls and Procedures

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Companys disclosure controls and procedures as of the end of the quarter covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures currently in force are effective in timely alerting them to material information required to be included in our periodic SEC filings. We have not made any significant changes in our disclosure controls and procedures or in other factors that could significantly affect those disclosure controls and procedures subsequent to the date of the evaluation described above.

Within approximately sixty days following our acquisition of Solunet Storage, we incorporated Solunet Storage’s finance and order processing operations into the systems previously in place at SANZ. In the course of that process and in the course of subsequent further review of the Solunet Storage records, it has come to our attention that there may have been material weaknesses in Solunet Storage’s internal controls during periods prior to the acquisition of that business by us (particularly but not limited to the period surrounding the liquidation of, and foreclosure on the assets of, StorNet, Solunet Storage’s accounting predecessor). We believe that the steps we have taken to incorporate Solunet Storage’s operations into those designed and maintained by SANZ are adequate to ensure that any such weaknesses at Solunet Storage and at StorNet will effect historical periods only and will not adversely effect our the ability of our Chief Executive Officer and Chief Financial Officer to timely obtain material information relating to our current operations.

PART II

OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with this Form 10-QSB:

Exhibit Number	Description	Location

10.1	Fifth Amendment to Credit and Security Agreement with Wells Fargo Business Credit, Inc., dated September 22, 2003	Filed herewith.
10.2	Patent and Trademark Security Agreement with Wells Fargo Business Credit, Inc., dated September 22, 2003	Filed herewith.
31.1	CEO Certification pursuant to Rule 13a-14(a)/15(d)-14(a)	Filed herewith.
31.2	CFO Certification pursuant to Rule 13a-14(a)/15(d)-14(a)	Filed herewith.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	Filed herewith.
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	Filed herewith.

(b) Reports on Form 8-K.

     During the quarter ended June 30, 2003, the Company filed the following reports on Form 8-K:

(i)

On August 15, 2003, we filed Form 8-K dated August 14, 2003 reporting, pursuant to Items 7, 9 and 12, information contained in a Press Release dated August 14, 2003, titled “Storage Area Networks Announces Preliminary Results For Second Quarter 2003.”

(ii)

On September 25, 2003, we filed Form 8-K/A No. 1, amending the Form 8-K dated April 4, 2003, to include financial statements related to our combination with Solunet Storage Solutions. Pursuant to Item 7(a) we provided audited financial statements of Solunet Storage Holding Corp. from inception at September 26, 2002 through December 31, 2002, and financial statements of StorNet Inc for the year ended December 31, 2001 and the period ended September 25, 2002. Pursuant to Item 7(b), we provided unaudited pro forma condensed financial information related to the transaction.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                       SAN Holdings, Inc.
                                                                                                                       (Registrant)

Date:     November 13, 2003                                                                        /s/ John Jenkins
                                                                                                                       John Jenkins, Chairman, President and CEO

Date:     November 13, 2003                                                                        /s/ Hugh A. O’Reilly
                                                                                                                       Hugh A. O’Reilly
                                                                                                                       Sr. Vice President and CFO
                                                                                                                       Principal Financial Officer

Date:     November 13, 2003                                                                        /s/ Daniel B. Hemphill
                                                                                                                       Daniel B. Hemphill
                                                                                                                       Controller and Principal Accounting Officer