Form 10KSB
period 2003-12-31
SAN HOLDINGS INC
filed 2004-04-01
CIK 799097

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16423

SAN Holdings, Inc.
 (Name of Small Business Issuer in its Charter)

Colorado (State of incorporation)	84-0907969 (I.R.S. Employer File Number)

900 West Castleton Road, Suite 210, Castle Rock, CO 80109      (303) 660-3933
(Address including zip code, area code and
telephone number of Registrant’s principal executive offices)

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

Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Issuer’s revenues for its most recent fiscal year: $55,497,000.

As of March 26, 2004, 58,407,625 shares of the Registrant’s common stock were outstanding.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2003): $29,741,805.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

SAN HOLDINGS, INC.
FORM 10-KSB

TABLE OF CONTENTS

Part I

Part II

5.	Market for Common Equity and Related Stockholder Matters	10
6.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	12
7.	Financial Statements	26
8.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	27
8A.	Controls and Procedures		27

Part III

9.	Directors, Executive Officers, Promoters and Control Persons;
	Compliance With Section 16(a) of the Exchange Act	27
10.	Executive Compensation	30
11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	32
12.	Certain Relationships and Related Transactions	35
13.	Exhibits and Reports on Form 8-K	36
14.	Principal Accountant Fees and Services	38

PART I

Item 1. Description of Business

This annual report on Form 10-KSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In many but not all cases you can identify forward-looking statements by words such as “expects,” “anticipates,” “believes,” “plans,” “intends,” "estimates," variations of those words, and similar expressions. These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future, and are based on information available to us at this time. We assume no obligation to update any of these statements and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Actual events and results could differ materially from our expectations as a result of many factors, including those identified in the section titled “Investment Considerations” under Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Form 10-KSB. We urge you to review and consider those factors, and those identified from time to time in our reports and filings with the SEC, for information about risks and uncertainties that may affect our future results. All forward-looking statements we make after the date of this filing are also qualified by this cautionary statement and identified risks.

Overview

SAN Holdings, Inc. (“we” or “SANZ”) provides sophisticated enterprise-level data storage and data management solutions to commercial and government clients. We focus on the design, delivery and management of data storage systems, especially those that are built using a network architecture. Because we typically design integrated solutions for our clients rather than merely selling them hardware, we are known in the industry as a “storage solution provider.”

In the course of our business, we provide the following products and services:

°	Storage solutions that we design and deliver as a customized project to meet a client’s specific needs.

°	Storage-related consulting services.

°	Maintenance services on storage hardware and software.

°	A proprietary storage-related software product that facilitates data access and management for geospatial imagery users.

Historically, we have generated revenue from a mix of custom-designed projects consisting of both goods and services, re-sale of data storage products without a significant service element, and project-based and time-and-materials based consulting and similar services. Approximately three years ago, we also began development of integrated solution products to provide data storage and management solutions tailored to deliver optimized performance for particular market segments. As discussed in more detail below, that development effort has led to our EarthWhereTM software product, which is designed to facilitate the provisioning and distribution of stored geospatial data (e.g., map data, satellite and aerial imagery, etc.). We recorded several early sales of an EarthWhereTM “appliance” (integrating hardware and software) in 2002, and we launched “general availability” of our EarthWhereTM software in April 2003.

Demand for data storage is the result of a proliferation of data intensive applications, from areas as sophisticated as document imaging, pharmaceutical development, electronic banking, satellite imagery manipulation, and scientific research, to those as commonplace as email. A combination of business, regulatory and geopolitical concerns have also caused businesses to recognize the need for effective archiving of their data and recovery of that data in the event of disaster or other failure. The common thread among these applications is that data storage is an enabling element to most all businesses. In addition to fundamental issues of data storage, data availability requirements also drive infrastructure needs. Today’s businesses depend on rapid response time in many functions, both internally and with vendors and customers via the Internet, making high availability essential for a wide variety of applications. Consolidating data storage in networks at centralized data centers increases the accessibility of data to multiple end-users and at the same time lowers costs through increased utilization and more efficient management.

Because we have attempted to grow rapidly, and simultaneously have incurred substantial expenses in our efforts to develop our integrated solution products, we have generated significant losses over our operating history. Several of the companies we have acquired (including ITIS Services, Inc., acquired in 2001 and Solunet Storage, Inc., acquired in 2003) also generated significant losses as independent companies prior to their acquisition by SANZ. While we have narrowed these losses in recent periods, and we generated positive earnings before interest, taxes, depreciation and amortization, and other non-operating income or expense (“EBITDA”) in the third and fourth quarters of 2003, we have yet to generate a net profit.

Our Background

SANZ was formed as a Colorado corporation in 1983. Our current business operations commenced in 2000, when we acquired three companies with varying degrees of presence in the storage products and solutions marketplace. In 2001, we acquired (either by asset acquisition or subsidiary merger) two additional storage solution providers, ECOSoftware Systems, Inc. and ITIS Services, Inc. The acquisition of ITIS Services expanded our commercial client base and enabled us to establish a more significant market presence in the eastern United States.

Effective April 1, 2003, we acquired Solunet Storage Holding Corp. (“Solunet Storage”) and, indirectly, its operating subsidiary Solunet Storage, Inc. (d.b.a. “StorNet Solutions”). Solunet Storage was another storage solution provider, and like SANZ was based in the greater Denver area. Solunet Storage, Inc. itself had acquired substantially all of the assets of StorNet, Inc. in September 2002 in a private foreclosure transaction. At the time of the acquisition by SANZ, Solunet Storage was owned by Sun Solunet LLC (“Sun Solunet”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”), a private investment firm located in Boca Raton, Florida. Further details of that transaction are included below in Note 4 to our consolidated financial statements and under Item 12. Certain Relationships and Related Transactions, and can also be found in a Form 8-K dated April 4, 2003 filed by the Company on April 21, 2003 and amended September 25, 2003 and March 31, 2004.

As further discussed in Note 1 to our consolidated financial statements, as a transaction accounted for as a reverse acquisition, the consolidated financial statements of Solunet Storage have been adopted as the historical financial statements of SANZ for all periods prior to April 1, 2003. For the period from April 1, 2003 through December 31, 2003, the consolidated financial statements consist of both the operations of Solunet Storage and SANZ.

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

SANZ’ principal executive offices are located at 900 West Castleton Road, Suite 100, Castle Rock, CO 80109. Our telephone number is (303) 660-3933.

Our Business

The market for data storage solutions is generally robust and broad-based, though not immune to the capital spending slump that began affecting the U.S. economy from 2001 through 2003. We design, deliver and manage sophisticated data storage solutions based on storage area network (“SAN”) and network attached storage (“NAS”) architectures, as well as related data backup and disaster recovery systems. SAN and NAS systems are secondary, high-speed computer networks dedicated to data storage and backup functions. Industry analyst International Data Corp. (IDC) and Business Week magazine estimate the total data storage market at in excess of $20 billion annually. According to IDC, within this overall market, sales of networked storage systems (the segment of the market on which we focus) surpassed traditional “direct-attached” storage systems for the first time in early 2003, capturing 53% of the total.

SAN and NAS have become recognized as the state-of-the-art architectures that have the capability to solve many of the storage issues arising in today’s open systems networks. These issues include:

°	The high cost of server-based storage environments due to inefficient storage utilization and high maintenance costs in those environments;

°	The isolation and resulting performance degradation of server-based storage environments that results from restrictive server-to-storage connectivity and incompatible storage protocols;

°	Increased complexity in upgrading server and storage capacities;

°	Enhanced ability to provide comprehensive data security, protection and disaster recovery functionalities.

By centralizing data storage functions, storage networks create a reservoir of data storage that can be shared by multiple servers and that is accessible over long distances. Networked storage solutions permit large amounts of data to be shared, managed and accessed by diverse end-users operating on diverse servers, even those running different computer operating systems or software applications. Because the personnel and other costs of managing a computer infrastructure are even greater than the hardware and software costs, this increased manageability provides significant cost savings over traditional “direct attached” (server-based) storage. In addition, centralizing and networking an organization’s data storage provides superior system performance, which is particularly important for applications that depend on transfer of high volumes of data such as those found in complex financial analysis, pharmaceutical development, imaging, records management and a variety of business services.

Data backup and disaster recovery systems are natural adjuncts to data storage systems. We design and implement these in both networked and direct-attached environments, depending on the client’s requirements. These systems create repositories for maintaining additional electronic copies of an organization’s data, which can guard against both small-scale failures such as the malfunction of a single computer and large-scale disasters such as destruction of an entire data center. There now exists a variety of technologies for building such backup and disaster recovery systems, including both tape and disk systems, and part of our role is to advise clients on which technologies best suit their requirements.

Because of the complexity of data storage hardware and software, clients generally purchase maintenance and support contracts on those products. Prior to the acquisition of Solunet Storage, the only maintenance and support contracts we sold were serviced entirely by the product manufacturers. Through that acquisition, we obtained Solunet Storage’s “technical services center,” a call center in which our own engineers now field support calls from clients. Depending on the nature of the client’s issue (among other factors, whether the problem is caused by hardware or by software), our engineers may resolve the call remotely or may pass the call on to the product vendor to send a technician into the field to fix the issue. This process is referred to in the industry as taking “first call.” We generally receive higher gross margins on service contracts relating to products for which we take first call than our margins on services contracts relating to products for which we do not take first call. The ongoing communication with the client associated with taking first call also helps us to maintain a closer relationship with client as its “trusted advisor,” and helps us to identify new sale opportunities within the client.

In the course of designing data storage systems for clients, we have developed specific expertise in certain niche market segments and business environments. This experience led us to undertake the development of integrated solution products (referred to generally as “storage appliances”), in which we sought to address extraordinary data storage and management requirements that were not readily addressed by the conventional technologies and products available in the marketplace. We sought to address these needs by developing proprietary software and/or architectures and combining them with third party hardware and software to create the integrated solution. While we ultimately concluded that producing and selling full-scale storage appliances (including the integrated hardware) under our own brand was not cost-justified, we also determined that the software we had developed for the Geospatial Information Systems (GIS) market, “EarthWhereTM”, presented substantial sales opportunities as a stand-alone product. During 2003 we released EarthWhereTM on a “generally available” basis. As a product that facilitates the storage and delivery (or “provisioning”) of geospatial imagery, EarthWhereTM customers also have substantial data storage needs and we expect that sales of EarthWhereTM software will also lead in many cases to opportunities for storage solutions sales. We expect sales of EarthWhereTM software will also provide opportunities to obtain revenues from implementation services and other GIS-related consulting services.

We may continue our efforts to develop additional storage-related software tools, or fully integrated storage solutions, for vertical markets outside of the GIS sector as we identify new opportunities, but we do not have any development efforts (other than continual upgrades to our EarthWhereTM product) ongoing at this time.

Our Clients

Storage Solutions, Services and Maintenance Clients. We have always sought to serve both government and commercial markets, but until the acquisition of ITIS our sales were highly concentrated in the federal government sector. By acquiring ITIS, with its East-coast commercial client base, we achieved a more balanced mix of federal government and commercial business. We further augmented our client base in the commercial sector with our acquisition of Solunet Storage, which had a smaller concentration of federal government sales. As a consequence, our market sector mix today is approximately 3:1 commercial to government. Our government sector sales now also include a material amount of business done with state and local governments, although the federal government continues to represent the substantial majority of our total government sales.

While we do not restrict our commercial business to specified industries, we have developed a relatively greater number of clients in certain segments, including:

° telecommunications/	° financial services
wireless
° computer services	° business services
° technology	° health care

These segments are in various states of maturity in their use of data storage technology.

Our federal government clients include principally agencies involved in national defense, homeland security and government logistics, and to a lesser extent in diverse areas such as public health and high performance government computing. Included in our federal government business are sales directly to government end-users, as well as sales to prime contractors who provide various services to government end-users. Our sales in the government sector during 2003 represented approximately 20% of total sales, of which approximately 12% consisted of sales directly to the federal government and the remaining 8% consisted of sales to third parties acting as prime contractors or sales to state or local governments.

In our Storage Solutions business, we employ a direct sales model, but rely heavily on cooperative selling with our technology partners, all of whom have sales personnel who are tasked to support channel partners such as SANZ. Our technology partners may provide opportunity leads for us to execute directly, or include us as part of a large system solution delivery project that they manage. In our own efforts, we often call upon our technology partners for direct support in the sales process, in the implementation process, or to provide lease financing for large projects.

We operate from an engineering-centric business model. To support our ability to deliver complex technical solutions, we operate testing laboratories (of varying sizes) at our offices in Dallas, TX, Houston, TX, Norwalk, CT, Castle Rock, CO and Washington, DC. These are used to test proposed solutions, and to demonstrate those solutions to prospective clients.

EarthWhere Software Customers. For sales of our EarthWhere software, we employ a direct sales model, but we also intend to engage third parties to sell our software in a “channel distribution” model in parallel with our direct sales. We have also entered into a distribution agreement with a third party enabling that third party to act as a distributor and pursue EarthWhere sale opportunities in certain regions outside of the United States.

We believe that the substantial majority of the potential market for EarthWhereTM is within the federal government, including defense agencies, intelligence agencies and a variety of civilian agencies. Our first major EarthWhereTM installation was for the U.S. Geological Survey, a civilian agency charged with providing mapping and similar information to other agencies within the federal government. We also believe that there exists a smaller but nonetheless significant commercial market for EarthWhereTM, in part within companies that themselves produce GIS data or sell GIS data to end users, and in part to end users of data such as companies in the natural resources and agriculture industries.

Reflecting the synergy between sales of EarthWhere software and sales of storage hardware, two of the first three customers to purchase EarthWhere since the product became generally available in 2003 also acquired storage hardware from us, either for use with the EarthWhere system itself or to address other requirements.

Significant Customers. In both 2002 and 2003, no single customer accounted for more than 10% of our total revenue. However, various separate branches and agencies within the U.S. Department of Defense (which undertake buying decisions independently of one another) taken together accounted for approximately 15% of our total revenue in 2003 and 35% of our total revenue in 2002 (including, in both years, both direct sales and sales through prime contractors). We believe the decline in concentration from 2002 to 2003 is principally attributable to the larger volume of total sales in 2003 and the enhancement of our commercial market presence, both resulting principally from the acquisition of Solunet Storage.

SANZ Products and Services

Our products can be broken into two broad categories, Storage Solutions and Services, and EarthWhere Software and GIS-related Services. Recorded revenues from our EarthWhere Software and GIS-related Services were approximately $107,000 for 2003, but are expected to grow significantly in 2004.

Within the Storage Solutions and Services category are sales of third-party hardware and/or software alone; sales of systems consisting of a combination of hardware, software and integration services; sales of consulting or other types of engineering services without a simultaneous sale of hardware or software (although often to the same customers); and sales of maintenance contracts on storage hardware and software. Revenues from maintenance services are separately reported, in two categories: “maintenance services” from contracts that obligate us to take first call, and “maintenance contract fees” from reselling manufacturer’s contracts where the manufacturer provides all of the service. In 2002 and 2003, revenues from consulting and integration services combined aggregated less than 5% of our total revenues, and are therefore not separately reported. As noted above, our EarthWhere software product only became generally available in 2003, and we recorded just over $100,000 in revenues from EarthWhere and related services during 2003. For that reason, EarthWhere sales are not separately reported in the financial statements included in this report.

Storage Solutions and Services

We design and deliver storage solutions customized to each client’s needs by working with our clients to understand both their current and their projected data storage needs, and the business drivers that affect those needs. In some cases we are retained by clients in a consulting role to assist them in performing a comprehensive assessment of their existing infrastructure and to develop a roadmap for transition to meet their identified needs.

In a full storage solution implementation, our engineering staff designs a “best of breed” system to best meet the client’s business and technology needs, selects and acquires the hardware and software components from our technology suppliers, performs interoperability testing as required, and finally coordinates installation of the system at the client’s facility. At times we augment our own engineering resources by engaging our vendors’ engineers to perform installations or other tasks on a case-by-case basis. We have developed our product and service offerings specifically to be able to engage a client at any point in the evolution of their storage requirements, and to continue to provide solutions as the client’s needs change in scope. At times our clients’ needs are more limited and do not involve design and installation of a full solution. In these cases (such as follow-on sales of additional goods to existing customers), our role may be more limited and consist simply of reselling third-party hardware or software for inclusion in an existing system.

EarthWhere Software and GIS-Related Services

As a logical extension of our storage solution business and vertical market focus, several years ago we began investing in designing integrated solutions to address identified niche market opportunities. As we worked with clients in a particular industry and determined common requirements, our product development staff identified opportunities to address those common requirements with a standard design or configuration. For some industries, a relatively simple standard configuration can address these requirements; for others, the solution includes a more complex package of products and services.

Our EarthWhereTM software product began as an effort to develop an integrated hardware and software “appliance” providing data storage and data provisioning functionality that were tuned specifically for the needs of geospatial information services (GIS) industry. The product was initially envisioned as a proprietary software product developed by us, integrated with third party hardware and software. In the course of that development, we determined that it was preferable to sell the software as a stand-alone product rather than as part of an integrated appliance, and as an adjunct to sell storage systems to those customers that did not already have an adequate storage system.

EarthWhereTM provides users of geospatial imagery data (digital images of the earth’s surface captured by satellite or aerial observation) a much more efficient way to retrieve, combine and otherwise manipulate datasets in a client-server and web-enabled environment. Applications for this product range from defense surveillance to city planning functions to commercial markets such as oil and gas development. EarthWhereTM is designed to provide a broad range of potential users with more efficient and more effective provisioning and manipulation of the massive amounts of digital mapping information that is available.

Because of the complexity of these data files and the systems used to manipulate them, end users often require specialized expertise to assist them. As a further outgrowth of our combined expertise in data storage and in the needs of the GIS vertical market, we also sell technical consulting services as an adjunct to our EarthWhere software offering.

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

Our Technology Partners

SANZ is an independent storage solution provider, not under common ownership with manufacturers of the products used in our networked storage solutions. We build and manage our best of breed solutions by integrating product offerings from our technology product suppliers. Current key suppliers include:

          ° StorageTek           ° Sun Microsystems          ° Hitachi Data Systems           ° EMC / Legato

          ° Applied Digital      ° Veritas                              ° Network Appliance

In addition to these large manufacturers, we regularly test products offered by both smaller manufacturers and other large manufacturers, and establish new relationships when we believe those products would be beneficial to our clients.

We believe we have strong relationships with our product suppliers. SANZ holds federal government General Services Administration schedules for many of these products, which gives us a distinct advantage in working with our government clientele. In some cases, our technology partners engage us for the expertise we bring to a technology team, in particular in heterogeneous technology environments, where individual manufacturers lack the skills necessary to work with the full range of software and hardware components presented in a sophisticated solution.

Competition

The rapidly evolving and highly competitive market for data storage is served by many manufacturers, value added resellers, storage solution providers, and storage service providers. Major computer system firms all offer storage devices along with their server, workstation and desktop computer systems. To some extent, our products compete with those systems.

We face more direct competition from manufacturers specializing in storage technology products. These include ADIC, EMC / Legato, Hitachi Data Systems, LSI Logic, Network Appliance, Qualstar, StorageTek, and Veritas. Some product companies address the market with a direct sales model, some employ a channel partner-only strategy, and some use a hybrid strategy that includes both. As noted below under Investment Considerations, many or all of these manufacturers have greater financial and other resources than we have.

A number of these competitors also are key technology suppliers of SANZ. Those that are not provide competition in our accounts and markets. In some cases, in large legacy accounts of our technology partners, we will face competition directly from those suppliers. A large number of private company value added resellers serve as sales and distribution outlets for the manufacturers listed above, and although many of these offer only component sales and distribution, we sometimes compete with these companies at the user client level. At times, we face competition from other resellers offering the same or similar equipment from the same technology partners. In general, these competitors are regional.

We compete with companies that characterize themselves as storage solution providers, such as Bell Microsystems, CNT, Cranel and Datalink. Some of these, such as Bell Microsystems, are large component and subsystem resellers who have recently moved into the market for complete solution delivery. Others, such as Datalink, have applied the solution sale model for a longer time.

Employees

As of December 31, 2003, we employed 112 people, all but two in full-time positions. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are good.

Item 2. Description of Property

We occupy 6,725 square feet of leased office and data center space in Castle Rock, Colorado. This facility serves as our headquarters, and it houses most of our financial, administration and order processing functions, regional sales functions, and EarthWhere development functions. The lease for the Castle Rock facility expires on May 31, 2004. The monthly rent under this lease is $12,644 plus the costs of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities. We are in the process of negotiating a lease for a different facility in a nearby location, to commence upon the expiration of the existing Castle Rock lease. We expect that the total rent under the new lease will be comparable to the rent under the existing Castle Rock lease.

We also occupy 9,546 square feet of leased office, call center and data center space in Richardson, Texas. We obtained this leased facility through our acquisition of Solunet Storage in April 2003. This facility houses the call center from which we provide maintenance services, certain engineering management functions, and regional sales functions. The lease for the Richardson facility expires on February 29, 2008. The monthly rent under this lease is $8,353 plus the costs of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities in excess of base-year costs.

We currently have eight other regional sales offices (excluding one-person offices or home offices in more remote locations). The following are the only such facilities that require lease payments of $5,000 or more per month, and that we therefore consider to be potentially material to our operations:

Office Location	Current Lease Expiration	Monthly Rent	Square Footage
Norwalk, CT	June 30, 2006	$6,938	5,000
Vienna, VA	October 31, 2006	$5,448	2,578

In 2001, our predecessor ITIS Services closed a regional office in Orlando, Florida, for which we remain subject to a lease through January 2006. That office has been subleased to a third party for the remaining term of the prime lease, but at sublease rent rate $3,166 lower than the rent that we are paying to the landlord. We have accrued the remaining obligation on this lease, net of the sublease income, for the life of the lease.

We believe that our properties, equipment, fixtures and other assets are adequately insured against loss, that suitable alternative facilities are readily available if the lease agreements described above are not renewed, and that our existing facilities are adequate to meet current requirements.

We do not own any real property.

Item 3. Legal Proceedings

Prior to December 1999, we owned a minority interest (less than 5%) in an unrelated company, Alliance Medical Corporation. In December 1999, we placed those shares (the “Alliance Shares”) into an escrow account, to be distributed either to SANZ’ shareholders of record on December 31, 1999 or back to SANZ, based on the outcome of certain future events. We believe that the requirements for a distribution of the Alliance Shares to those record-date shareholders failed to occur, and that SANZ is therefore entitled to recover the Alliance Shares. Because certain of those record-date shareholders objected to our demand for the return of the Alliance Shares, in late 2002 the escrow agent deposited the Alliance Shares with the District Court of Arapahoe County, Colorado. Since that date we have pursued obtaining a release of the Alliance Shares from the Court, to obtain clear title to those shares.

Prior to the time that SANZ obtained its investment in a predecessor of Alliance Medical Corporation, there occurred a business transaction between several parties unrelated to SANZ. Several of these parties, Wade Hill (an individual), Dan Page (an individual), and Applied Medical Technologies Inc. sued a total of nine other parties in the District Court of Salt Lake County, Utah, for wrongful acts allegedly committed in those transactions. Notwithstanding that the events the plaintiffs allege occurred date to a period prior to the time of SANZ’s investment, SANZ was named a defendant in the action. The case against SANZ lay dormant for several years and the risk of loss associated with it was considered to be remote and immaterial, but in the past year the legal discovery process has become more active and we have needed to incur legal fees and expend management time to defend the action. As a consequence, while we considered the claims against us to be baseless, in December 2003 we entered into a Settlement Agreement under which we paid approximately $33,000 of cash and agreed to transfer to the plaintiffs a portion of the Alliance Shares that are recovered in the separate litigation described above, in return for the plaintiffs’ release of all claims against us and a dismissal of the action against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “SANZ.” The following table shows the high and low bid quotations for our common stock in 2003 and 2002. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The trading market in our securities may at times be moderately illiquid due to low dollar volume.

	Common Stock
	$ High	$ Low
2003
First Quarter	.78	.42
Second Quarter	.90	.41
Third Quarter	.60	.38
Fourth Quarter	.63	.40
2002
First Quarter	1.14	.65
Second Quarter	.75	.40
Third Quarter	.52	.24
Fourth Quarter	.51	.26

On March 26, 2004, the last reported sale price for our common stock was $0.53.

Holders

As of March 26, 2004, there were 58,407,625 shares of SANZ common stock outstanding, held of record by approximately 380 registered holders, and there were 748.07306 shares of Series B Preferred Stock outstanding, held of record by two holders. The outstanding shares of Series B Preferred Stock are convertible into, in the aggregate, 37,403,653 shares of common stock, and are expected to convert at our shareholders meeting currently scheduled for April 12, 2004. Upon that conversion, there will be a total of 95,811,278 shares of common stock outstanding. Registered holders include brokerage firms and clearinghouses holding our shares for their clientele, with each brokerage firm and clearinghouse considered as one holder.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for the operation and development of our business, and do not intend to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information regarding compensation plans (including individual compensation arrangements) in effect at December 31, 2003, under which equity securities are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by shareholders; and (ii) all compensation plans not previously approved by shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans	1,122,983	(1)	$ 2.31	-0-
approved by security holders
Equity compensation plans
not approved by security	11,985,333		$ 0.47	7,924,306
Holders
Total	13,108,316	(1)	$ 0.63	7,924,306

(1) Excludes 400,000 options with an exercise price of $1.50 per share and 400,000 options with an exercise price of $2.00 per share, all of which failed to vest at accelerated dates when specified performance targets were not met at those dates, but that will vest if the holder is still employed by us on June 30, 2012.

Description of Non-Shareholder Approved Plans.

On September 20, 2001, our Board of Directors adopted the 2001 Stock Option Plan. At December 31, 2003 the total number of shares of common stock reserved for options issuable under this plan was 5,000,000.  Options granted under the plan vest generally over three to ten years. The exercise price of options granted under this plan shall be not less than 80% of the fair market value per share on the date of option grant  With the exception of “roll-over” options that were included in the plan upon our acquisition of ITIS Services (i.e., options previously issued by ITIS Services that we assumed in that acquisition), all options granted to date under the plan have had an exercise price equal to, or in excess of, fair market value at the date of grant.

On December 18, 2003, our Board of Directors adopted the 2003 Stock Option Plan. At December 31, 2003 the total number of shares of common stock reserved for options issuable under this plan was 15,000,000.  Options granted under the plan vest generally over four years. The exercise price of options granted under this plan shall be the fair market value per share on the date of option grant. All options granted to date under the plan have had an exercise price equal to fair market value at the date of grant.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

SANZ’ current line of business operations commenced in 2000. Effective April 1, 2003, we completed the acquisition of Solunet Storage and, indirectly, its operating subsidiary Solunet Storage, Inc. (d/b/a “StorNet Solutions”). As further discussed in Note 1 and Note 4 to our consolidated financial statements, the transaction was accounted for as a reverse acquisition, and as a result the financial statements of Solunet Storage have been adopted as the historical financial statements of SANZ for all periods prior to April 1, 2003. For the period from April 1, 2003 through December 31, 2003, the consolidated financial statements consist of both the operations of Solunet Storage and SANZ.

It is important to note that the consolidated financial statements do not include the operations of SANZ prior to April 1, 2003 (referred to as “legacy SANZ”). Because we believe that a comparison of the results of operations of the three constituent companies combined on a pro forma basis for the relevant periods is important to understanding our current-period performance, we have also included summary pro forma financial statements in Note 4 to our consolidated financial statements, and have discussed those results below.

All significant intercompany balances have been eliminated.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”). The two accounting policies most fundamental to understanding our financial statements are those relating to recognition of revenue, and those relating to our use of estimates.

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

Prior to our acquisition of Solunet Storage, we did not perform a material portion of the maintenance services when we resold maintenance agreements on computer hardware and software. In contrast, Solunet Storage has historically operated, and today we continue to operate, a call center from which we now perform a substantial portion of the technical support and maintenance services on some of the products that we sell. Revenue from the sale of technical support or maintenance agreements is recognized in one of two ways, depending upon whether the underlying product is one on which we perform support and/or maintenance services. For product lines on which we do perform a portion of the services, we recognize the gross sale price of the applicable support or maintenance contracts as deferred revenue, and recognize such revenue on a straight-line basis over the contractual terms of the agreements. There are no defined patterns of usage in our maintenance contracts. Where applicable, the cost to acquire such maintenance agreements from the hardware and software vendors is likewise deferred and amortized on a straight-line basis over the contractual terms of the maintenance agreements.

For product lines on which we do not perform a material portion of the maintenance services, we recognize revenue from the resale of those maintenance agreements net of the cost to acquire the maintenance agreements from the hardware and software vendors, at the beginning of the maintenance period.

Revenue from technical support or maintenance contracts that is recognized on a gross basis (i.e., on product lines on which we perform a material portion of the services) is included under the heading of “Maintenance Services.” Revenue from maintenance contracts that is recognized on a net basis (i.e., on product lines on which we do not perform a portion of the services) is included under the heading of “Maintenance Contract Fees.”

On occasion, our sales transactions for the resale and installation of data storage systems and the resale of maintenance and technical support contracts are denominated as a single, lump-sum price. In these instances, we allocate the aggregate transaction revenue among the multiple elements in accordance with their relative fair values. This process involves the application of management’s judgment and estimates regarding those relative fair values.

Use of Estimates

The preparation of our financial statements in conformity with US GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the reported amount of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Some of these estimates, judgments and assumptions relate to expected outcomes or uncertainties of specified events. Others relate to the anticipated dollar amounts arising out of events that are reasonably certain to occur. The areas in which we most frequently are required to make such estimates, judgments and assumptions are assessment of the carrying value of goodwill, allowances for credit losses on accounts receivable, allowances for impairment in the value of inventory, recognition of revenue , and the useful lives of intangible assets.

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

We utilize a specific reserve methodology for our accounts receivable, in which we periodically review each of those accounts based on aging, the financial status of the client and other known factors that may indicate that an account has become uncollectible. In doing so, we make judgments about our ability to collect outstanding receivables and apply a reserve where we believe our ability to collect a specified receivable has become doubtful. We also consider our exposure to a single client. This process of reviewing our accounts receivable involves the application of management’s judgment and estimates regarding a future event, i.e., the likelihood of collection of a receivable and whether or not collection will be of the full amount owed. If our judgment does not accurately predict our future ability to collect those outstanding receivables, whether because the data on which we rely in making that judgment proves to be inaccurate or otherwise, additional provisions for doubtful accounts may become needed and the future results of operations could be materially affected.

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

Our recognition of revenue from services that we perform with our internal staff also involves certain estimates, judgments and assumptions. Among these are estimates and assumptions used in reallocating an appropriate portion of the compensation and other costs that we incur with respect to our staff from “operating expense” to “cost of sales.” If we are incorrect in those estimates and assumptions, our financial statements may inaccurately overstate gross profit and simultaneously overstate operating expense, or vice versa. (The net effect of either outcome would, however, be neutral to net income.) Also among these estimates, judgments and assumptions are judgments regarding when a given services engagement has achieved “substantial completion” and recognition of revenue is therefore appropriate.

Generally, intangible assets other than goodwill are amortized over their useful lives. Determining the useful life of most such intangible assets requires an estimate by management. Our intangible assets that are subject to amortization include tradenames, customer lists and internally-developed software. In certain cases, the usefulness declines gradually as the asset is gradually replaced through subsequent events (e.g., newly developed code in the case of software, or customer turnover in the case of customer lists), and we have estimated the time over which that will occur. In the case of tradenames, if a decline occurs, it is more likely to occur as a single event at an as-yet unknown time (e.g., as a consequence of a future rebranding). While it is not possible to know when such a change may occur in the future, we have estimated a median date based on our current business plans for such names and the general practices in the marketplace.

We evaluate the carrying value of long-lived assets, including intangibles subject to amortization, whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable. If that analysis indicates that an impairment has occurred, we measure the impairment based on a comparison of discounted cash flows or fair values, whichever is more readily determinable, to the carrying value of the related asset.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued certain accounting pronouncements that may impact our business. For a complete discussion of these accounting pronouncements, see Note 3 to our consolidated financial statements in Item 7 to this Annual Report.

Results of Operations

SANZ and Solunet Storage combined effective April 1, 2003. As discussed in Notes 1 and 4 to our consolidated financial statements, this transaction has been accounted for as an acquisition of SANZ by Solunet Storage. Solunet Storage, in turn, had acquired the net assets of StorNet, Inc. effective September 26, 2002, pursuant to a private foreclosure transaction. As a result, for all periods prior to April 1, 2003, the financial statements of Solunet Storage have been adopted as SANZ’ historical financial statements. The results of operations of the acquired business and the assets of that acquired business are reflected in our consolidated financial statements only for the periods after the date of acquisition, April 1, 2003. In particular, for 2003, our consolidated financial statements in this Report include twelve months of operations for Solunet Storage but only nine months of operations (i.e., April 1, 2003 – December 31, 2003) for SANZ.

Furthermore, while the statements of operations of StorNet, Inc. for the nine month period ended September 25, 2002 (the date of StorNet, Inc.‘s liquidation) are included in this Report, they are not considered to be comparable to our 2003 results of operations because, among other factors, the StorNet financial statements for 2002 have been prepared on a liquidation basis of accounting. For the same reason, while this discussion includes a comparison of current period operations to the results of operations of StorNet, Inc. during the corresponding periods of 2002, the reader is cautioned that the differences in accounting treatment may make the comparison less meaningful than is typically the case.

The 2002 results of operations and cash flows refer to the combined operations of StorNet Inc. during the period January 1, 2002 through September 25, 2002 and the operations of Solunet Storage from September 26, 2002 through December 31, 2002. In the discussion below, we refer to this combination as “StorNet/Solunet.” Also, when we seek to refer to the operations or net assets of only one of the constituent businesses, independent of the other, we use the term “legacy,” as in “legacy SANZ” or “legacy StorNet/Solunet.”

For the foregoing reasons, in addition to the discussion of the actual results of operations during the year ended December 31, 2003 as compared to the actual results of operations during the year ended December 31, 2002, we have also provided a comparison of (a) the pro forma combined results of the operations of SANZ and Solunet Storage during 2003 as though SANZ’ acquisition of Solunet Storage had occurred on January 1, 2003 rather than April 1, 2003, with (b) the pro forma combined results of the operations of SANZ for the twelve months ended December 31, 2002, of StorNet, Inc. for the period January 1, 2002 through September 25, 2002, and of Solunet Storage for the period September 26, 2002 through December 31, 2002, as though both the Solunet Storage acquisition of the StorNet assets and the SANZ acquisition of Solunet Storage had occurred on January 1, 2002. These are referred to throughout as the “Pro Forma Combined Operations.” However, because these figures compare the current combined operations with formerly separate operations, and the financial statements for the 2002 period were prepared on a different basis of accounting, these pro forma results may not be indicative of the results that would have been obtained had the combination been effected prior to that date, and for that reason only general comments are made to explain the differences between these pro forma results in the prior period and the actual results in the current period.

Use Of Non-GAAP Financial Measures. In this report or in our other reports filed with the SEC, we at times make reference to “EBITDA,” which is a non-US GAAP measure. Unless otherwise defined in a specific report, “EBITDA” consists of net income computed in accordance with US GAAP excluding the effects of depreciation and amortization, interest and other non-operating income or expense, and taxes. Management believes that EBITDA may be useful to investors in assessing SANZ’s near-term performance because it excludes the impact of depreciation, amortization and similar costs (or recoveries) related to prior investments, and because depreciation and amortization are not controllable in the current period. Although it is a widely recognized measure, EBITDA is not meant to be considered a substitute or replacement for net income as computed in accordance with generally accepted accounting principles. In addition, our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Results of Operations for the Year Ended December 31, 2003
Compared to Results of Operations of Solunet Storage and StorNet for the Year Ended December 31, 2002

Sales. Our sales during the year ended December 31, 2003 were $55.5 million. This represents an increase of $1.5 million, or 3%, over the $54.0 million recorded during the year ended December 31, 2002. We estimate that this net increase consists of an increase of approximately $22 million attributable to the addition of sales by the legacy SANZ business over the nine-month period commencing April 1, 2003, offset by an almost equal ($20 million) decline in sales by the legacy StorNet/Solunet business from the significantly higher volumes that were recorded in the early portion of 2002. Of that decline, we estimate that approximately $8 million or 40% resulted from the effects of StorNet/Solunet’s deteriorating financial condition over the course of 2002, with the resulting losses in personnel and customer confidence that occurred until it was stabilized by Sun Solunet’s acquisition of the business in September 2002. We estimate that the other $12 million or 60% of the decline reflects the effects of the decline in capital spending on information technology (IT) products in the U.S. economy as a whole, which began in 2001 and continued through 2003 and which affected both the legacy SANZ business and the legacy StorNet/Solunet business.

Gross Margin. Gross profit for the year ended December 31, 2003 was $13.5 million, compared to a gross profit of $13.3 million recorded during the prior year. On a percentage basis, gross margin declined from 24.7% to 24.3% from 2002 to 2003. The $180,000 increase in gross profit (in dollars) consists of an increase of approximately $370,000 attributable to the increase in total revenue, offset by a decline of approximately $190,000 attributable to the slight decline in percentage margin. The decline in percentage margin in turn results principally from the addition of the legacy SANZ business, which historically operated at percentage gross margins several points lower than the legacy StorNet/Solunet business. The higher margins of the legacy StorNet/Solunet business, and the higher margins recorded in 2002, reflect the fact that the legacy StorNet/Solunet business includes a smaller percentage of federal government business than the federal sales historically recorded by SANZ. The federal government sector is our lower margin sector.

Operating Expenses. Our operating expenses for 2003 were $18.7 million. Of this amount, $15.5 million consists of selling, general and administrative expenses (“SG&A”), $2.0 million consists of expense relating directly to the acquisition of Solunet Storage, and $1.2 million consists of depreciation and amortization. Excluding only the acquisition-related expense, operating expenses were $16.7 million; excluding both acquisition-related expense and depreciation and amortization, operating expenses were $15.5 million.

The total operating expenses of $18.7 million in 2003 represents a decrease of $9.8 million from the $28.5 million of total operating expenses recorded in 2002. The 2002 amount includes a total of $11.9 million in charges for non-cancelable leases, for a loss on liquidation value of assets (both of which were recorded by StorNet in connection with its liquidation in September 2002), and for post-transaction business continuation expense (recorded by Solunet Storage in connection with commencing operation of the business acquired from StorNet) (these three items are referred to below as the “special charges”). Excluding the special charges, 2002 operating expenses were $16.6 million; excluding both the special charges and depreciation and amortization, 2002 operating expenses were $15.4 million.

Interest Expense. During 2003, interest expense (net) decreased by $500,000, from $1.3 million to $800,000. This decrease reflects a decline of approximately $650,000 due to decreased average borrowing levels and lower interest rates in 2003 as compared to 2002, offset by $150,000 paid to an affiliate of Sun Solunet that has been recorded as payment for the loan guarantees that a Sun Solunet affiliate has issued on our behalf.

Pro Forma Results of Operations for the Year Ended December 31, 2003
Compared to Pro Forma Results of Operations for the Year Ended December 31, 2002

Sales. Had the combination of SANZ and Solunet Storage been completed at January 1, 2003, the combined revenues of both organizations for 2003 (on a pro forma basis) would have been $63.0 million. This represents a $24.0 million decline (or 28%) from the 2002 pro forma combined results of operations had SANZ and StorNet/Solunet Storage been combined throughout 2002. As stated above, that decline in sales volume represents a combination of declines in StorNet/Solunet’s business from the significantly higher levels recorded in the early part of 2002, resulting from StorNet’s deteriorating financial condition during that period, and declines in both StorNet/Solunet’s sales volume and SANZ sales volume that were caused by reductions in capital spending in the U.S. markets as a whole.

Gross Margin. Had the combination of SANZ and Solunet Storage been completed at January 1, 2003, the combined gross profit of both organizations for 2003 (on a pro forma basis) would have been $14.5 million. This represents a $6.1 million decline (or 30%) from the 2002 pro forma combined results of operations had SANZ and StorNet/Solunet Storage been combined throughout 2002. On a percentage basis, pro forma gross margin declined from 23.7% to 23.0% from 2002 to 2003. The decline in gross profit (in dollars) consists of a decline of approximately $5.7 million attributable to the decline in overall sales volume, together with approximately $400,000 attributable to the decline in percentage margin. Percentage margins for 2003 were approximately 1.3 percentage points lower on a pro forma basis than on an actual basis, due to the unusually low margins (14%) recorded by legacy SANZ in the first quarter of 2003. The low margins recorded in that period were primarily the result of a higher proportion of government sales. These margins proved to be an aberration, as margins returned to historical norms in the second and subsequent quarters of the year.

Operating Expenses . Had the combination of SANZ and Solunet Storage been completed at January 1, 2003, the combined operating expenses of both organizations for 2003 (on a pro forma basis) would have been $20.9 million, including all acquisition related expenses. This represents a $17.9 million decline (or 46%) from the 2002 pro forma combined results of operations had SANZ and StorNet/Solunet Storage been combined throughout 2002. Excluding the effects of SANZ’s acquisition-related expense in 2003 and StorNet/Solunet’s special charges in 2002, operating expenses declined $8.0 million or 30% from 2002 to 2003. In comparison, the total operating expenses in 2002 for the legacy SANZ business was $10.3 million. Thus, the $8.0 million reduction in “core” SG&A expense equates to over 75% of the total SG&A expense recorded by SANZ on a standalone basis in 2002.

Approximately $2.8 million, or 35%, of the reduction in core SG&A expense since 2002 is a direct consequence of the expense reductions realized in the third and fourth quarters of 2003 through elimination of overlapping functions and operations. More specifically, operating expenses (excluding acquisition expense, and excluding depreciation and amortization which also included certain one-time acquisition-related items) was $5.2 million in the second quarter of 2003, the quarter in which SANZ and Solunet Storage’s operations were first combined. Operating expenses (again excluding those items) was reduced by $1.3 million to $3.9 million in the third quarter, and by a further $0.25 million to $3.65 million in the fourth quarter. These synergies were one of the primary reasons for undertaking the combination of Solunet Storage and SANZ. The balance is the result of expense reductions commenced by SANZ and StorNet/Solunet separately at various points during the course of 2002, but that were therefore not in effect throughout the entire year for 2002.

Interest Expense. Had the combination of SANZ and Solunet Storage been completed at January 1, 2003, the interest expense of both organizations for 2003 (on a pro forma basis) would have been $900,000. This represents a $600,000 decline (or 41%) from the 2002 pro forma combined interest expense of both organizations had SANZ and StorNet/Solunet Storage been combined throughout 2002. This decrease reflects a decline of approximately $750,000 due to decreased average borrowing levels and lower interest rates in 2003 as compared to 2002, offset by the $150,000 paid to an affiliate of Sun Capital Partners that has been recorded as payment for the loan guarantees, as discussed above.

Liquidity and Capital Resources

Cash. At December 31, 2003, the Company had $3.8 million in cash and cash equivalents. In addition to cash, at that date we had undrawn availability of $1.7 million on our several lines of credit (which are discussed in greater detail below), for a total of $5.5 million of cash plus undrawn availability at that date. Management believes this sum represents a better measure of our liquidity than does our cash alone.

At December 31, 2002, cash and cash equivalents were $13,000. In addition, we held $148,000 of cash in a restricted account securing a letter of credit. At December 31, 2002, cash, cash equivalents, restricted cash and undrawn availability was $4.5 million. At December 31, 2002, our loan facility had a fixed availability of $10 million, regardless of receivables levels. Legacy SANZ had $2.2 million of cash and cash equivalents at December 31, 2002.

For the year ended December 31, 2003, our operating activities used $3.9 million of cash, compared to the $1.9 million of cash generated in operating activities during 2002. The net generation of cash from operating activities in the prior year period was heavily influenced by a $7.8 million decline in accounts receivable during the nine months ended September 25, 2002, when StorNet Inc. underwent its liquidation. Excluding the changes in account balances that are attributable to the combination of SANZ and Solunet Storage at April 1, 2003 (which are reported as non-cash investing activities), the largest factors affecting this year’s cash use were an increase in deferred maintenance contracts by $1.8 million, an increase in accounts receivable by $1.2 million and an increase in prepaid expenses by $0.8 million. These amounts were offset by an increase in accounts payable by $2.8 million, an increase in deferred revenue by $1.2 million and an increase in accrued expenses by $0.5 million. The significant increase in accounts payable results principally from the fact that we had very limited trade credit from our vendors at December 31, 2002, and at that time, we were required to purchase most product on a pay-in-advance basis. Following the acquisition, we negotiated credit terms with most vendors, augmenting the significant trade credit that legacy SANZ already had available at the time of the combination.

Cash used in investing activities was $0.5 million in 2003, while cash used in investing activities was $10.3 million in 2002. For 2002, Solunet Storage expended $10.2 million, net of cash acquired, for the acquisition of StorNet’s net assets. For 2003, we expended $.2 million, net of cash acquired, for capitalized acquisition costs related to the SANZ and Solunet Storage merger and $.3 million in capital expenditures, including $.2 million related to software development costs for resale.

Cash flows from financing activities shifted dramatically during 2002, and between 2002 and 2003. In 2002, during the first nine months of the year, StorNet used $1.7 million of cash in financing activities as its lender forced a pay-down of the loan to the extent possible during the period prior to the foreclosure. In the last three months of 2002, Solunet Storage generated $10.0 million of cash in financing activities, as it financed the commencement of its operations through borrowings from its lender and from an affiliate of Sun Solunet. In 2003, we generated $8.1 million from financing activities, as we increased our total borrowings on our lines of credit. The 2003 amount excludes the effects of the combination of SANZ and Solunet Storage at April 1, 2003, which are reported as non-cash investing activities, and the conversion of a $4.1 million note payable to an affiliate of Sun Solunet (including accrued interest) into equity in conjunction with the combination of SANZ and Solunet Storage, which is reported as a non-cash acquisition financing activity.

We had $16.5 million of short term debt at December 31, 2003, an increase of $5.7 million from the short term debt of $10.8 million at December 31, 2002 and an increase of $1.4 million from the short term debt of $15.1 million for Solunet Storage and SANZ on a pro forma combined basis at December 31, 2002. Short term debt at December 31, 2003 consisted of two principal components: an asset-based revolving loan facility with Wells Fargo Business Credit, Inc.; and two loan facilities with Harris Trust and Savings Bank that are guaranteed by an affiliate of our principal shareholder. At December 31, 2002, short term debt also included several notes payable to vendors; those notes were paid off over the course of 2003.

Loan Facilities

Wells Fargo Line of Credit. During 2001, legacy SANZ established a $2.5 million line of credit agreement with Wells Fargo Business Credit, Inc. Wells Fargo agreed to increases in the maximum amount of the line three times, to $5.0 million in 2002, to $7.0 million in April 2003, and to $12.0 million in September 2003. The line of credit agreement expires in May 2005.

The Wells Fargo credit facility is a “revolving” facility under which we routinely draw and repay funds on a daily or near-daily basis to address timing differences between our collections from clients and our payments to vendors. It should be noted, however, that the funds available under the credit facility are limited to 80% of the amount of eligible accounts receivable we hold at any given time, and fluctuations in the timing of customer orders can adversely affect our ability to draw on the line when required. Eligible accounts consist of substantially all accounts receivable, subject to customary exceptions (including those aged over 90 days, otherwise-current receivables from customers with material amounts outstanding over 90 days, and more than a pre-set percentage of total receivables from a single customer). Borrowings against receivables owed directly by federal government end-users are further limited to $500,000 in the aggregate unless we have obtained an “assignment of claim” executed by the government agency. (Receivables from commercial entities acting as prime contractors for federal government end-users are not subject to this sub-limit.) As of December 31, 2003, based on our eligible collateral at that date, we had $9.2 million available for borrowing on the Wells Fargo credit facility, of which $8.3 million was drawn and $0.9 million remained available and undrawn.

Covenants permit Wells Fargo to declare the loan in default if SANZ Inc., an operating subsidiary of SANZ, does not meet certain financial performance measures. We were in compliance with those covenants at December 31, 2003. At various dates from September 2002 through August 2003 we were not in compliance with one or more of those covenants; each of those prior periods of non-compliance was ultimately waived by Wells Fargo. We believe that our ability to meet our covenant levels in the future has been strengthened by the cost reductions that we have realized through the integration of the SANZ and Solunet Storage businesses, and assuming continuation of current business trends, we expect that we will be able to meet the covenant levels that are now required of us.

More specifically, under the loan agreement as now in effect, SANZ Inc. must meet specified minimum net income levels during each calendar quarter, and must maintain minimum levels of book net worth plus subordinated debt (measured in the aggregate, with amounts loaned to SANZ Inc. from SAN Holdings being classified as subordinated debt). All of these levels were determined based on our discussions with the lender and are periodically reset following negotiation with the lender to reflect changes in our business. In addition, under another covenant, if SANZ Inc. generates a net loss in a given calendar quarter and has also generated a net loss on a year-to-date basis at that time, we are obligated to make an infusion of either equity or subordinated debt into SANZ Inc. (which can come from the holding company, if funds are available there, or from an outside source) in an amount at least equal to the amount of the quarterly net loss or the year-to-date net loss, whichever is less.

Our covenants levels committed to Wells Fargo Business Credit for 2004 are as follows:

Period	Minimum Net Income (Operating Subsidiary Only)
Three months ending March 31, 2004	$ 50,000
Six months ending June 30, 2004	$ 150,000
Nine months ending September 30, 2004	$ 225,000
Twelve months ending December 31, 2004	$ 300,000
Period	Minimum Book Net Worth plus Subordinated Debt (Operating Subsidiary Only)
March 31, 2004	$30,312,860
April 30, 2004	$30,170,860
May 31, 2004	$29,959,860
June 30, 2004	$30,412,860
July 31, 2004	$30,285,860
August 31, 2004	$30,487,860
September 30, 2004	$30,487,860
October 31, 2004	$30,400,860
November 30, 2004	$30,189,860
December 31, 2004 and	$30,562,860
each month thereafter

Either in conjunction with a demand for repayment, or as a lesser step without demanding repayment of the loan, the lender may also increase our rate of interest. Wells Fargo exercised this power to increase our rate of interest, by 2% (to Prime + 5%), in June 2003 until such time as we came into compliance with our covenants. In connection with the amendment of the line in September 2003, Wells Fargo increased our non-default rate to the level then in effect, Prime + 5%, with provisions that enable us to reduce that rate back to Prime + 3% (or to an intermediate rate) if we achieve certain net income targets during the course of 2004.

Harris Trust Lines of Credit. We also have two revolving credit facilities with Harris Trust and Savings Bank. The first of these facilities, established in May 2003, currently permits us to borrow up to $6.8 million. Sun Capital Partners II, L.P., an affiliate of our majority shareholder, has guaranteed this facility. At December 31, 2003, $4,387,000 was outstanding on this facility. The facility currently bears interest at a rate of prime plus ¼% and expires in May 2005. That facility is unsecured, is not limited by availability under a borrowing base, and does not require the maintenance of specified financial covenants.

At the time of the acquisition, Solunet Storage maintained a revolving loan facility with The CIT Group, with a limit of $10 million. Borrowing was subject to availability under a borrowing base, and required the maintenance of certain financial and non-financial covenants. In June 2003, it became apparent that certain of these covenants were impeding our ability to integrate the operations of Solunet Storage and SANZ. In order to alleviate these impediments, we entered into an additional loan facility with Harris Trust and Savings Bank in the amount of $4.2 million and used proceeds of that facility to pay off and retire the CIT Group loan facility. At December 31, 2003, $3.8 million was outstanding on this facility. Sun Capital Partners II, L.P., has also guaranteed this facility. This second Harris Trust facility bears interest at a rate of prime plus ¼% and expires in August 2004. The facility is secured by certain assets of Solunet Storage but is not subject to any material financial covenants.

The guaranties of Sun Capital Partners II, L.P. reflect a commitment made by Sun Capital in conjunction with the acquisition of Solunet Storage that Sun Capital would maintain a guarantee of a minimum of $3.0 million of debt on behalf of the combined company, whether applied to the CIT Group loan facility or to a substitute facility in the future. Sun Capital Partners II, L.P also undertook at that time to provide up to an additional $2.0 million in guarantees, at its discretion and subject to our obligation to compensate it with warrants if the additional guaranty was not released within 18 months, and with additional warrants at each 6-month interval thereafter if the guaranty is not released by the end of each such interval. Details of this obligation are included in Note 11 to our consolidated financial statements. At December 31, 2003, Sun Capital Partners II, L.P. had guaranteed lines of credit in the maximum amount of $9.0 million, on which approximately $8.2 million was drawn. Management believes that over the course of 2004 the Company will be able to pay down the debt guaranteed by Sun Capital Partners II, L.P. to an amount equal to or less than the $5.0 million originally agreed upon in connection with the Solunet Storage acquisition. We intend to do this through the consolidation of operations in the Company’s SANZ Inc subsidiary that was commenced during the quarter ended September 30, 2003, thereby increasing the accounts receivable of SANZ Inc. that are eligible for borrowing under the Wells Fargo line of credit and thus enabling us to replace a portion of our borrowings on the Harris Trust facility with borrowings on the Wells Fargo facility. The Company is also evaluating the possibility of refinancing a portion of the guaranteed debt with either other debt or equity. The Company and Sun Capital Partners II, L.P. have not yet determined whether Sun Capital Partners II, L.P. is to be compensated for issuing guarantees in excess of the $5.0 million originally agreed upon, but there is a possibility that the Company will agree to compensate Sun Capital Partners II, L.P. (whether with shares, warrants, cash guarantee fees, or otherwise) for issuing the guarantees in an aggregate amount greater than its original commitment.

Liquidity

As of December 31, 2003, we had approximately $1.7 million of undrawn availability in the aggregate on our Wells Fargo and Harris Trust lines of credit. As noted above, while availability on our lines of credit with Harris Trust is not subject to asset levels, borrowing under our line of credit with Wells Fargo is dependent at any time on our having adequate eligible accounts receivable to support borrowings. In addition, at various times prior to September 2003, we were not in compliance with our financial covenants under our Wells Fargo loan facility. While the lender agreed to waive that non-compliance in conjunction with the loan amendment executed in September 2003 and to re-set the covenants to new levels, and we have been able to maintain compliance with those covenants since the re-set and believe we will be able to do so in the future, our availability on the Wells Fargo line of credit is also dependent our ability to maintain compliance with those covenants or, if we again fall out of compliance, on the lender’s willingness to permit us to continue to draw on the line while we remain out of compliance.

Although we generated positive earnings before interest, taxes, depreciation and amortization, or EBITDA, during the third and fourth quarters of 2003, we recorded a net loss during that six month period of more than $800,000. While this net loss represents a significant reduction from the losses in most prior reported periods, it nonetheless is a loss and reflects the fact that we must achieve either greater gross profits, or a continued reduction of operating expenses, or a combination of both, if we are to achieve true and sustained profitability.

The cost reductions made to date, coupled with modest anticipated growth in sales and gross profits (both through internal efforts and as a result of the strengthening in the larger economy) are expected to enable us to “turn the corner” from the modest profit before interest, taxes, depreciation and amortization recorded in both the September quarter and the December quarter, to a sustainable profit on an absolute, US GAAP basis. Coupled with this shift to profitability, and assuming continuation of current business trends and supplier relations, our existing credit facilities are expected to provide sufficient liquidity to fund operations over the next twelve months.

While, as stated above, the cost reduction actions taken to date and continued efforts to minimize expense, coupled with stabilization or modest increase in gross profit levels, are currently projected to enable the Company to reach profitability and positive cash flow without raising additional capital, there can be no assurance that we will succeed in doing so. For this reason, as well uncertainty regarding the turnaround in the larger economy, there is a possibility that we will need either to undertake further cost-cutting measures (which could entail curtailing certain operations), or to raise additional debt or equity capital, or both. If we do seek to raise debt or equity capital, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid further cost-cutting. If equity capital were raised, the issuance of those shares would also be dilutive to the ownership interests of all other stockholders.

Capital Expenditures

During the year ended December 31, 2003, we purchased approximately $121,000 of property and equipment for cash. We anticipate a modest increase in the level of spending on property and equipment during 2004, to levels in the range of $400,000 — $500,000. During 2003 we also invested approximately $200,000 in external software development costs that were capitalized. We do not currently expect to capitalize additional software development costs in 2004.

Seasonality

Historically, we have not experienced significant seasonality in our business, although our revenue is subject to fluctuation due to government and commercial purchasing cycles. See “Investment Considerations,” below.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements that have, or that are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We may not be successful in generating revenues and gross profits at a level sufficient to support the investment we have made in infrastructure and technical resources. Even after recent cost reductions and revenue increases derived from the combination of SANZ and Solunet Storage and otherwise, our gross profits still may not be sufficient to cover this overhead and to enable us to become profitable without further reductions in that overhead.

We incurred a net loss of $5.9 million in 2003. Even excluding acquisition-related expense in 2003, we incurred a net loss of $3.9 million. As of December 31, 2003 we had an accumulated deficit of $11.8 million. We have not had a profitable quarter since our inception as a publicly-reporting company. Our April 2003 acquisition of Solunet Storage has led to a substantial increase in our revenues, a narrowing of our net loss, and the achievement of positive EBITDA in each of the last two quarters. However, EBITDA does not reflect all cash costs and positive EBITDA does not equate to a net profit. We hope to achieve full profitability in the near future; however, there can be no assurance whether or when we will achieve that goal.

We have expanded our engineering staff and sales force and improved our infrastructure, both through internal growth and through acquisitions, to support both expanded selling and project execution elements necessary for our growth objectives. The acquisition of Solunet Storage more than doubled our total workforce, even after staff reductions associated with the combination, to 112 employees at December 31, 2003. We have also made investments in various software packages, testing lab equipment and other fixed assets to support operations over recent periods. Either an increase in gross profits, or further reductions in our overhead, or a combination of the two, will be necessary to enable us to become profitable, and there can be no assurance that we will be successful in doing so.

Our operations currently rely on continued access to bank debt and trade credit from suppliers. If we lose access to such debt, our operations may be significantly impaired.

At December 31, 2003, we had $3.8 million of cash. For the year ended December 31, 2003, we had a net loss of $5.9 million, and a net loss excluding acquisition-related charges of $4.0 million. At December 31, 2003 we also had a working capital deficit (current liabilities are greater than current assets) of $12.2 million.

We executed our bank line of credit with Wells Fargo in 2001, and began drawing on this line early in 2002. Following several increases, the borrowing limit under that line is currently $12 million. It should be noted, however, that the funds available under the credit line are limited by the amount of eligible accounts receivable we hold at any given time, and fluctuations in the timing of customer orders can adversely affect our ability to draw on the line when required. Covenants also permit the lender to declare the loan in default if our operating subsidiary does not achieve certain net income targets during each calendar quarter, or if the book net worth plus subordinated debt of our operating subsidiary falls below levels that we have agreed to maintain. Although we were in compliance with those covenants at December 31, 2003, in the past we have periodically been in default under those covenants and have required waivers from the lender. If we were to fall out of compliance with those covenants and are unable to obtain such a waiver, and the lender were to accelerate the loan, the company would need to obtain credit from other sources to repay the loan. These matters are discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Further, we purchase most of our products from our suppliers on open trade credit terms. Many of these suppliers set limits on the open trade credit they will afford us at any given time. If our significant suppliers were to cease to sell to us on open trade credit terms, or were to substantially lower the credit limits they have set on our accounts, we would need to accelerate our payments to those vendors, creating additional demands on our cash resources, or we would need to find other sources for those goods.

We may seek to raise additional capital through bank borrowings or public or private offerings of equity or debt securities or from other sources. No assurance can be given that additional financing will be available or that, if available, it will be on terms favorable to us. Future issuances of securities could adversely affect the interests of our prior shareholders.

The acquisition of Solunet Storage as well as actions taken by both SANZ and Solunet Storage in 2002 were intended to reduce expenses to levels at or below anticipated gross profit levels and, in so doing, to reduce net cash requirements. The principal reductions resulting from all of those actions were to personnel expense (our largest expense item). While total operating expense (excluding acquisition-related expense) was reduced by more than almost $1.5 million per quarter from the second quarter of 2003 (in which the combination of SANZ and Solunet Storage was closed) to the fourth quarter of 2003, declines in sales and gross profit over the same period have prevented these actions from fully closing the gap between gross profits and expenses. Management believes, however, that continued scrutiny of expenses coupled with anticipated and modest increases in gross profits will be sufficient to enable SANZ to operate with its existing capital base for at least the next twelve months. These actions and their effects are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

While these actions are currently projected to enable us to reach profitability without raising additional capital, there can be no assurance that they will succeed in doing so. For this reason, and because of the continuing slow pace of the economy in general and of technology spending in particular, there is a possibility that we will need either to take further action to reduce expenses (which could entail curtailing certain operations), or to seek additional debt or equity capital, or both. If we do seek additional debt or equity capital, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid further cost cutting.

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

We have a single controlling shareholder that owns 58.5% of our outstanding shares and that has the power to elect a majority of the Directors and control the strategic direction of the company.

In our acquisition of Solunet Storage, we issued shares of common stock and voting preferred stock representing 58.5% of the aggregate voting stock of SANZ to Sun Solunet LLC (“Sun Solunet”). Sun Solunet is an affiliate of Sun Capital Partners, Inc., a private equity fund located in Boca Raton, Florida. These shares give Sun Solunet the power to elect a majority of the board of directors of SANZ and, through that board control, set direction for the company. The ability of other shareholders to influence the direction of the company (for example, through the election of directors) is therefore limited.

Public sale of previously restricted shares by Sun Solunet could cause the market price of our shares to drop significantly, even if our business is doing well.

Over 58% of our outstanding shares are held by Sun Solunet (including shares of preferred stock that are anticipated to convert into common stock in April 2004). These shares will first become eligible for sale under Rule 144 in April 2004, subject to volume limitations restricting sales to just under one million shares per three-month period. (Due to the size of Sun Solunet’s holdings, those volume limitations are expected to remain in force indefinitely, and will not lapse when the shares have been held for two years.) Further, at the time we acquired Solunet Storage, we entered into an agreement granting Sun Solunet the right to require us to register its shares for public resale. If Sun Solunet were to begin selling shares in the market rather than hold all of those shares over a longer term, the added availability of shares could cause the market price of our shares to drop even if our business is doing well. Furthermore, in light of the large number of shares that it holds and its acquisition cost of those shares (derivative of the price at which Solunet Storage acquired StorNet’s assets out of foreclosure), Sun Solunet could be willing to sell it shares at a price lower than the currently-prevailing market price, thereby depressing that price.

Our ability to grow our business depends on relationships with others. If we were to lose those relationships, we could lose our ability to sell certain of our products.

Most of our revenue and a majority of our gross profit come from selling integrated solutions, consisting of combinations of hardware and software products produced by others. While our relationships change from time to time, some of our most significant technology partners at this time are Sun Microsystems, Storage Technology Corporation (StorageTek), EMC/Legato, Hitachi Data Systems, and Veritas Software. If a given technology partner changes its marketing strategy and de-emphasizes its use of marketing partners such as SANZ, our ability to generate revenue from reselling its products would diminish and our operations and results of operations would be materially and adversely affected.

There will be risks associated with introducing new products. If we are not successful with those product introductions, we will not realize on our investment in developing those products.

Our EarthWhereTM software product became “generally available” in 2003 and we achieved several sales during the course of the year. The resources that we expended over three years of development prior to achieving this goal were several times the amount of the 2003 sales; the direct cost of EarthWhere development activities in 2003 alone was approximately $500,000. This amount includes capitalized amounts and includes amounts incurred during the first quarter of 2003, which due to the accounting treatment of the SANZ and Solunet Storage business combination, are not reflected in our 2003 operating expenses or cash flows. We also expended considerable resources on a second product, SANZstreamTM, before determining in 2002 that the near-term market opportunity for that product was not sufficient to warrant further investment. We will continue to evaluate opportunities to develop other product solutions, and if we choose to develop other such products we will incur expenses in those development efforts. Market acceptance of new products may be slow or less than we expect. Our products also may not perform in a manner that is required by the market, or our competitors may be more effective in reaching the market segments we are targeting with these products. Slow market acceptance of these products will delay or eliminate our ability to recover our investment in these products. During any period that we unsuccessfully seek to market these products, we will also incur marketing costs without corresponding revenue.

Due to the significant change in our size, the uncertain acceptance of our new products, and the uncertain turn-around in technology spending in general, we may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses, resulting in expense levels unjustified by actual revenues.

A variety of factors coincide to reduce our ability to accurately forecast our quarterly and annual revenue. These include the significant growth and changes in our operations as a consequence of the Solunet Storage acquisition, the newness of our EarthWhere product to the market, uncertainties in the pace of technology spending in the market as a whole as the United States economy recovers from recession, and other factors beyond our control. If our revenue does not increase as anticipated or if it decreases, significant losses could result due to expense levels that were established in anticipation of revenue growth.

We have experienced, and expect to continue to experience, significant period-to-period fluctuations in our revenue and operating results. As a consequence, financial results from any one period may not be indicative of results that will be realized in future periods.

A number of factors may contribute to fluctuations in our revenue and operating results. Significant among these factors is the increasing size of individual orders received by the company: we now regularly receive orders of more than $1 million in a single transaction. The timing of large orders from customers and the product integration cycle of those orders can cause significant fluctuations from period to period. Other factors include the tendency of customers to change their order requirements frequently with little or no advance notice to us; deferrals of customer orders in anticipation of new products, services, or product enhancements from us or our competitors; and the rate at which new markets emerge for products we are currently developing. In addition to the budgeting difficulties posed by these fluctuations, these fluctuations may cause our reported results from any one period not to be a reliable indicator to investors of the financial results that may be expected in future periods.

A material portion of our sales are to the U.S. Federal Government, and if we lost the ability to sell to the government our sales would decline significantly.

As discussed further under the heading “SANZ and Its Business — Our Clients,” approximately 20% of our current sales are to U.S. government customers or to support U.S. government projects. Moreover, various agencies and branches of the U.S. Department of Defense, taken together, accounted for approximately 15% of total sales in 2003. While it is not legally necessary to be an approved vendor in order to sell to the government, we have established “GSA Schedules” with the U.S. General Services Administration (GSA) with respect to many of the products we sell. GSA schedules are product and price lists that are periodically reviewed and approved by the GSA as the basis for purchases by federal government agencies. Those GSA Schedules greatly facilitate our sales to government end-users. If the GSA were to refuse to renew those GSA Schedules, we could lose much of our government revenue base and our business and results of operations would be materially and adversely affected. Our GSA Schedules were most recently renewed in February 2003.

Acquisitions of other companies could disrupt our business and harm our financial condition, and we could fail to recognize synergies expected from any such acquisition.

SANZ has grown over the past few years in significant part through acquiring other companies, and it is possible that we will seek opportunities to acquire other businesses or technologies. Acquisitions entail a number of risks, including: problems integrating the acquired operations’ technologies or products with our existing business and products; diversion of management’s time and attention from our core business; and difficulties in retaining business relationships with suppliers and customers of the acquired company. Achieving the anticipated benefits of any acquisition will depend in part upon whether we are able to effectively integrate the businesses. While we believe we have been successful in integrating the businesses of SANZ and Solunet Storage, the change inherent in any integration inevitably results in some amount of dislocation. If we undertake any additional acquisitions, there can be no assurance that any anticipated synergies will be achieved even if we are able to integrate the acquired business’ operations and economic conditions remain stable.

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

No dividends.

SANZ has never paid cash dividends on its common stock. We do not contemplate paying dividends in the foreseeable future since we will use all of our earnings, if any, to finance current operations and the possible expansion of our operations. See “Market for Our Shares and Related Shareholder Matters — Dividends.

Our Articles of Incorporation permit us to issue preferred stock with rights superior to the common stock.

We are authorized under our Articles to issue up to 10,000 shares of preferred stock. The board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. At any time the board may issue additional shares of preferred stock having, if so designated by the board of directors at the time of issuance, dividend, liquidation, voting or other rights superior to those of the common stock. We used that power to complete the acquisition of Solunet Storage in 2003 (although the preferred stock issued in that transaction did not have rights superior to the common stock into which it was convertible). Such an issuance could cause the market price of our common stock to decrease. Preferred shares could also be issued as a device to prevent a change in control of SANZ.

Item 7. Financial Statements.

Required financial statements immediately follow this page, and are listed below.

Report of Independent Certified Public Accountant	F-1

Consolidated Balance Sheets, December 31, 2003 and December 31, 2002 for Solunet Storage
Holding Corp. (accounting predecessor to SAN Holdings, Inc.)	F-2

Consolidated Statement of Operations for the Year ended December 31, 2003	F-3

Consolidated Statement of Operations for Solunet Storage Holding Corp. (accounting predecessor to
SAN Holdings, Inc.) for the period from September 26, 2002 (inception) through December 31, 2002	F-4

Statement of Discontinued Operations - Liquidation Basis for StorNet, Inc. (accounting predecessor to Solunet Storage Holding Corp. and SAN Holdings, Inc.) for the period from January 1, 2002
though September 25, 2002	F-5

Consolidated Statements of Stockholders’ Equity for the Year ended December 31, 2003 and for
Solunet Storage Holding Corp. (accounting predecessor to SAN Holdings, Inc.) for the period from
September 26, 2002 (inception) through December 31, 2002	F-6

Statement of Stockholders' Deficit - Liquidation Basis for StorNet, Inc. (accounting predecessor to Solunet Storage Holding Corp. and SAN Holdings, Inc.) for the period from December 31, 2001
through September 25, 2002	F-7

Consolidated Statement of Cash Flows for the Year ended December 31, 2003	F-8

Consolidated Statement of Cash Flows for Solunet Storage Holding Corp. (accounting predecessor to
SAN Holdings, Inc.) for the period from September 26, 2002 (inception) through December 31, 2002	F-10

Statement of Cash Flows - Liquidation Basis for StorNet, Inc. (accounting predecessor to Solunet
Storage Holding Corp. and SAN Holdings, Inc.) for the period from January 1, 2002 through
September 25, 2002	F-12

Notes to Consolidated Financial Statements	F-13

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
SAN Holdings, Inc.

We have audited the accompanying consolidated balance sheet of SAN Holdings, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Also, we have audited the accompanying consolidated balance sheet of Solunet Storage Holding Corp. (accounting predecessor of SAN Holdings, Inc.) as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from September 26, 2002 (inception) through December 31, 2002. In addition, we have audited the accompanying statements of discontinued operations, stockholders’ deficit and cash flows on a liquidation basis of StorNet, Inc. (accounting predecessor to Solunet Storage Holding Corp. and SAN Holdings, Inc.) for the period from January 1, 2002 through September 25, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

SAN Holdings, Inc. completed a business combination with Solunet Storage Holding Corp. (Solunet Storage) effective April 1, 2003. The business combination was accounted for as a reverse acquisition, with Solunet Storage being treated as the acquirer for accounting purposes. As a result, for all periods prior to April 1, 2003, the financial statements of Solunet Storage have been adopted as SAN Holdings, Inc.‘s historical financial statements. Solunet Storage commenced operations on September 26, 2002 when it acquired certain assets of StorNet, Inc. (StorNet) that had been foreclosed upon by StorNet’s lenders under Article 9 of the Uniform Commercial Code. The results of Solunet Storage’s operations for 2002 consist solely of operations conducted during the period from September 26, 2002 to December 31, 2002. Because the assets that Solunet Storage acquired were those of an ongoing business (i.e., StorNet), StorNet is considered to be an accounting predecessor of Solunet Storage and thus of SAN Holdings, Inc. The results of operations of StorNet are also presented as prior period financial statements. Because StorNet went through a foreclosure and liquidation on September 26, 2002, its financial statements have been prepared on a liquidation basis of accounting for the period presented.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SAN Holdings, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, the financial position of Solunet Storage Holding Corp. and subsidiary as of December 31, 2002 and the results of their operations and their cash flows for the period from September 26, 2002 (inception) through December 31, 2002, and the results of StorNet, Inc.‘s discontinued operations and their cash flows for the period from January 1, 2002 through September 25, 2002, in conformity with accounting principles generally accepted in the United States of America. For StorNet, Inc. these principles have been applied on a liquidation basis.

GRANT THORNTON LLP

Denver, Colorado
March 26, 2004

SAN Holdings, Inc.
Solunet Storage Holding Corp. (accounting predecessor to SAN Holdings, Inc.)
Consolidated Balance Sheets

	December 31
	2003	2003
ASSETS
Current assets
Cash and cash equivalents	$ 3,792,000	$ 13,000
Restricted cash	--	148,000
Accounts receivable, net of allowance for doubtful accounts of
$336,000 and $746,000, respectively	15,212,000	8,426,000
Inventories, net of valuation allowance of $707,000 and
$675,000, respectively	1,427,000	1,447,000
Deferred maintenance contracts	2,629,000	827,000
Prepaid expenses and other current assets	1,136,000	234,000

Total current assets	24,196,000	11,095,000

Property and equipment, net	1,014,000	569,000
Capitalized software, net	241,000	--
Goodwill	32,008,000	--
Intangible assets, net	2,820,000	536,000
Other assets	190,000	120,000

Total long-term assets	36,273,000	1,225,000
TOTAL ASSETS	$ 60,469,000	$ 12,320,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Lines of credit	$ 16,453,000	$ 10,832,000
Accounts payable	13,145,000	2,349,000
Accrued expenses	2,801,000	1,227,000
Deferred revenue	4,022,000	2,725,000

Total current liabilities	36,421,000	17,133,000
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Preferred stock: Series A; no par value; 8,000 shares authorized;
-0- shares issued and outstanding, respectively	--	--
Preferred stock; Series B; no par value; 2,000 shares authorized;
748.07306 and -0- shares issued and outstanding, respectively	12,718,000	--
Common stock; no par value, 75,000,000 shares authorized; 58,407,625 and
20,000,000 shares issued and outstanding, respectively	19,859,000	1,000,000
Warrants	3,222,000	--
Accumulated deficit	(11,751,000)	(5,813,000)

Total stockholders' equity (deficit)	24,048,000	(4,813,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 60,469,000	$ 12,320,000

The accompanying notes are an integral part of the financial statements.

SAN Holdings, Inc.
Consolidated Statement of Operations
For the Year Ended December 31, 2003

Revenue
Sales of hardware, software and services	$ 49,730,000
Maintenance services	4,950,000
Maintenance contract fees, net	817,000

Total revenue	55,497,000
Cost of revenue	42,006,000

Gross profit	13,491,000

Operating expenses
Selling, general and administrative	15,511,000
Acquisition-related costs	1,987,000
Depreciation and amortization	1,218,000

Total operating expenses	18,716,000
Loss from operations	(5,225,000)
Other income (expense)
Interest expense	(817,000)
Other income (expense)	(11,000)

Loss before income taxes	(6,053,000)
Income tax benefit	115,000

Net loss	$(5,938,000)

Basic and diluted net loss per share	$ (0.12)

Weighted average shares outstanding - basic and diluted	48,899,805

The accompanying notes are an integral part of the financial statements.

Solunet Storage Holding Corp.
(accounting predecessor to SAN Holdings, Inc.)
Consolidated Statement of Operations
For the Period from September 26, 2002 (inception) through December 31, 2002

Revenue
Sales of hardware, software and services	$ 10,856,000
Maintenance services	359,000
Maintenance contract fees, net	339,000

Total revenue	11,554,000
Cost of revenue	8,922,000

Gross profit	2,632,000

Operating expenses
Selling, general and administrative	3,748,000
Post-transaction business continuation expenses	4,144,000
Depreciation and amortization	367,000

Total operating expenses	8,259,000
Loss from operations	(5,627,000)
Other income (expense)
Interest expense	(208,000)
Other income	22,000

Net loss	$(5,813,000)

Basic and diluted net loss per share	$ (0.29)

Weighted average shares outstanding - basic and diluted	20,000,000

The accompanying notes are an integral part of the financial statements.

StorNet, Inc.
(accounting predecessor to Solunet Storage Holding Corp. and SAN Holdings, Inc.)
Statement of Discontinued Operations - Liquidation Basis
For the Period from January 1, 2002 through September 25, 2002

Revenue
Sales of hardware, software and services	$ 35,933,000
Maintenance services	6,038,000
Maintenance contract fees, net	475,000

Total revenue	42,446,000
Cost of revenue	31,765,000

Gross profit	10,681,000
Operating expenses
Selling, general and administrative	11,687,000
Impairment of assets	5,824,000
Provision for non-cancelable leases	1,969,000
Depreciation and amortization	757,000

Total operating expenses	20,237,000
Loss from operations	(9,556,000)
Other income (expense)
Interest expense	(1,115,000)
Other income	21,000

Loss before income taxes	(10,650,000)
Income tax benefit	288,000

Net loss	$(10,362,000)

Basic and diluted net loss per share	$ (0.52)

Weighted average shares outstanding - Basic and diluted	20,000,000

The accompanying notes are an integral part of the financial statements.

SAN Holdings, Inc.
Solunet Holding Corp. (accounting predecessor to SAN Holdings, Inc.)
Consolidated Statements of Stockholders’ Equity
For the Period from September 26, 2002 (inception of Solunet Storage Holding Corp.) through December 31, 2003

	Series B Preferred Stock	Common Stock				Accumulated
	Shares	Amount	Shares	Amount	Warrants	Deficit	Total
Balance, September 26, 2002	--	$ --	20,000,000	$ 1,000,000	$ --	$ --	$ 1,000,000
Net loss for the period	--	--	--	--	--	(5,813,000)	(5,813,000)

Balance, December 31, 2002	--	--	20,000,000	1,000,000	--	(5,813,000)	(4,813,000)
Conversion of note payable to	--	--	--	4,100,000	--	--	4,100,000
common stock
Reverse acquisition (Note 4)	748.07306	12,718,000	38,269,102	14,759,000	3,222,000	--	30,699,000
Cash-less exercise of warrants	--	--	138,523	--	--	--	--
Net loss for the year	--	--	--	--	--	(5,938,000)	(5,938,000)

Balance, December 31, 2003	748.07306	$12,718,000	58,407,625	$19,859,000	$3,222,000	$(11,751,000)	$24,048,000

The accompanying notes are an integral part of the financial statements.

StorNet, Inc.
(accounting predecessor to Solunet Storage Holding Corp. and SAN Holdings, Inc.)
Statement of Stockholders’ Deficit - Liquidation Basis For the Period from December 31, 2001 through September 25, 2002

	Common Stock	Accumulated
	Shares	Amount	Deficit	Total
Balance, December 31, 2001	20,000,000	$8,596,000	$(30,322,000)	$(21,726,000)
Net loss for the nine month period ended
September 25, 2002	--	--	(10,362,000)	(10,362,000)

Balance, September 25, 2002	20,000,000	$8,596,000	$(40,684,000)	$(32,088,000)

The accompanying notes are an integral part of the financial statements.

San Holdings, Inc.
Consolidated Statement of Cash Flows
For the Year Ended December 31, 2003

Cash flows from operating activities:
Net loss	$(5,938,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,218,000
Changes in operating assets and liabilities:
Accounts receivable	(1,246,000)
Inventories	243,000
Deferred maintenance contracts	(1,802,000)
Prepaid expenses	(807,000)
Other assets	(17,000)
Accounts payable	2,794,000
Accrued expenses	463,000
Deferred revenue	1,238,000

Net cash used in operating activities	(3,854,000)

Cash flows from investing activities:
Acquisition costs, net of cash acquired	(188,000)
Purchase of property and equipment, net	(121,000)
Capitalized software costs	(207,000)

Net cash used in investing activities	(516,000)
Cash flows from financing activities:
Net proceeds from current borrowings	8,001,000
Decrease in restricted cash	148,000

Net cash provided by financing activities	8,149,000
Net increase in cash and cash equivalents	3,779,000

Cash and cash equivalents at beginning of year	13,000

Cash and cash equivalents at end of year	$ 3,792,000

Supplemental disclosure of other cash flow information:
Interest paid	$ 879,000

The accompanying notes are an integral part of the financial statements.

San Holdings, Inc.
Consolidated Statement of Cash Flows
For the Year Ended December 31, 2003

Supplemental disclosure of non-cash investing and financing activities:
Conversion of note payable and accrued interest to common stock	$ 4,100,000

Significant acquisition:
Fair value of assets acquired	$ 42,096,000
Purchase price transaction costs paid	(505,000)
Purchase price transaction costs accrued	(430,000)
Common stock exchanged	(14,759,000)
Preferred stock issued	(12,718,000)
Warrants issued	(3,222,000)

Liabilities assumed	$(10,462,000)

The accompanying notes are an integral part of the financial statements.

Solunet Storage Holding Corp.
(accounting predecessor to SAN Holdings, Inc.)
Consolidated Statement of Cash Flows
For the Period from September 26, 2002 (inception) through December 31, 2002

Cash flows from operating activities:
Net loss	$(5,813,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash post-transaction business continuation expenses	1,629,000
Depreciation and amortization	367,000
Amortization of debt issuance cost	19,000
Changes in operating assets and liabilities:
Accounts receivable	1,193,000
Inventories	(1,104,000)
Deferred maintenance contracts	(827,000)
Prepaid expenses	(145,000)
Other assets	(94,000)
Accounts payable	1,790,000
Unpresented checks	506,000
Accrued expenses	(52,000)
Deferred revenue	2,725,000

Net cash provided by operating activities	194,000
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(10,169,000)
Purchase of property and equipment	(21,000)

Net cash used in investing activities	(10,190,000)

Cash flows from financing activities:
Net proceeds from current borrowings	5,202,000
Proceeds from notes payable	4,000,000
Proceeds from issuance of common stock	1,000,000
Payment for restricted cash	(148,000)
Loan origination fees paid	(45,000)

Net cash provided by financing activities	10,009,000

Net increase in cash and cash equivalents	$ 13,000

Cash and cash equivalents at beginning of period	--

Cash and cash equivalents at end of period	$ 13,000

Supplemental disclosure of other cash flow information:
Interest paid	$ 125,000

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of business
Tangible assets acquired	$ 10,778,000
Intangible assets acquired	862,000
Liabilities assumed	(1,333,000)

10,307,000
Less: cash acquired	(138,000)
Net cash paid for acquisition	$ 10,169,000

The accompanying notes are an integral part of the financial statements.

StorNet, Inc.
(accounting predecessor to Solunet Storage Holding Corp. and SAN Holdings, Inc.)
Statement of Cash Flows - Liquidation Basis
For the Period from January 1, 2002 through September 25, 2002

Cash flows from operating activities:
Net loss	$(10,362,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	757,000
Impairment of assets	5,824,000
Provision for non-cancelable leases	1,969,000
Other	52,000
Changes in operating assets and liabilities:
Accounts receivable	7,837,000
Inventories	235,000
Deferred maintenance contracts	413,000
Prepaid expenses	40,000
Other assets	48,000
Accounts payable	(370,000)
Unpresented checks	(3,667,000)
Accrued expenses	(245,000)
Deferred revenue	(849,000)

Net cash provided by operating activities	1,682,000

Cash flows from investing activities:
Purchase of property and equipment	(67,000)

Net cash used in investing activities	(67,000)

Cash flows from financing activities:
Net proceeds from current borrowings	(1,488,000)
Proceeds from notes payable	(163,000)

Net cash used in financing activities	(1,651,000)

Net decrease in cash and cash equivalents	(36,000)

Cash and cash equivalents at beginning of period	115,000

Cash and cash equivalents at end of period	$ 79,000

Supplemental disclosure of other cash flow information:
Interest paid	$ 893,000

Supplemental disclosure of non-cash investing and financing activities:
Write-down of assets due to pending liquidation	$ 5,824,000

The accompanying notes are an integral part of the financial statements.

SAN Holdings, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

SAN Holdings, Inc. (“SANZ” or the “Company”), a Colorado corporation, was formed on July 1, 1983. SANZ includes the accounts of its wholly-owned subsidiaries, SANZ, Inc. (formerly known as Storage Area Networks, Inc.) and Solunet Storage Holding Corp. (“Solunet Storage”), which has a wholly-owned subsidiary, Solunet Storage, Inc. (formerly known as StorNet, Inc.) The Company operates as a single business segment, which sells and installs computer data storage systems and provides related services throughout the United States. Effective April 1, 2003, SANZ completed a business combination with Solunet Storage Holding Corp. (“Solunet Storage”). Solunet Storage was majority-owned by Sun Solunet LLC (“Sun Solunet”), an affiliate of Sun Capital Partners II, LP (“Sun Capital”), a private equity fund. Upon the completion of the business combination, Sun Solunet is the majority stockholder of SANZ.

The business combination has been accounted for as a reverse acquisition, with Solunet Storage being treated as the acquirer for accounting purposes. As a result, for all periods prior to April 1, 2003, the financial statements of Solunet Storage have been adopted as SANZ’s historical financial statements. The financial statements presented in this Report as the financial statements of SANZ consist of the accounts of Solunet Storage for all periods presented, together with the assets, liabilities and results of operations of SAN Holdings, Inc. and its subsidiary from April 1, 2003.

Solunet Storage commenced operations on September 26, 2002, when it acquired certain assets of StorNet, Inc. (“StorNet”) that had been foreclosed upon by StorNet, Inc.‘s lender under Article 9 of the Uniform Commercial Code. As a consequence, Solunet Storage had no operations during the three or nine month periods ended September 30, 2002. The results of Solunet Storage’s own operations for 2002 consist solely of operations conducted during a period of slightly more than three months, from September 26, 2002 to December 31, 2002.

Because the assets that Solunet Storage acquired were those of an ongoing business (i.e., StorNet), StorNet is considered to be an accounting predecessor of Solunet Storage, and thus of SANZ. The results of operations of StorNet are also presented as prior period financial statements. However, because StorNet went through a foreclosure and liquidation on September 26, 2002, its financial statements have been prepared on a liquidation basis of accounting for the period from January 1, 2002 through September 25, 2002, and are therefore not fully comparable to those of SANZ for the current period. We have therefore included in this Report StorNet’s statements of operations, stockholders’ deficit and cash flows for the nine month period ended September 25, 2002 on separate pages from the corresponding statements of SANZ for the current period.

NOTE 2 – FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“US GAAP”), which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception and have incurred a net loss of $5,938,000 for the year ended December 31, 2003. In addition, as of December 31, 2003, we have negative working capital (current liabilities in excess of current assets) of $12,225,000. Accordingly, the recoverability of a major portion of the recorded asset amounts as of December 31, 2003 is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

We completed the business combination with Solunet Storage on April 1, 2003, described in Notes 1 and 4, to achieve the economies that we believe are available by spreading our fixed cost base across a greater volume of sales. As anticipated, the cost reductions afforded by the combination were phased in over a period of time and were therefore not realized throughout the full nine months of 2003 during which the companies were combined. We continue to examine our operations for opportunities to extract additional costs at the same time as we seek to increase our sales and gross profits in order to achieve sustained profitability.

As a result of the business combination with Solunet Storage, the Company has substantially increased its accounts receivable, which is the borrowing base for its principal borrowing facility with Wells Fargo Business Credit. In September 2003, the Company executed an amendment to increase the maximum borrowing under this facility from $7 million to $12 million. See further discussion in Note 6. The increased borrowing limit is anticipated to provide continued liquidity until we reach profitability. However, our ability to borrow under this facility is subject to maintaining our accounts receivable balance at current levels, as well as complying with the financial covenants we have made to the lender. If we are unable to comply with our financial covenants to the lender, the facility could cease to be available to us.

During 2003, the Company also enhanced its liquidity through two additional revolving credit lines with Harris Trust and Savings Bank. Sun Capital Partners II, L.P., an affiliate of the Company’s majority stockholder, has guaranteed both of these credit lines. In March 2004, we amended the facility maintained by SAN Holdings to increase the maximum aggregate borrowings by $2.0 million, to $11.0 million. Of this increased amount, $1.0 million is a short-term increase that expires in June 2004. The other $1.0 million of the increase will remain available until the end of the loan term in May 2005.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents are short-term highly liquid investments that are both readily convertible to cash and have original maturities of three months or less at the date of purchase.

At December 31, 2002, the Company had $148,000 of cash that was restricted, and secured a letter of credit issued in the Company’s favor, as required by the terms of a note payable to a third party. Subsequent to December 31, 2002, the restriction on the cash was lifted.

Accounts Receivable and Concentration of Credit Risk

The Company is subject to credit risk from accounts receivable with its customers. The majority of the Company’s accounts receivable are due from governmental and commercial entities. Credit is extended based on evaluation of the customers’ financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and economic and industry conditions. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Credit losses have consistently been within management’s expectations.

No single customer accounted for more than 10% of total revenue in either 2003 or 2002. Additionally, the Company had no customers that individually represented more than 10% of accounts receivable at December 31, 2003 or December 31, 2002.

Inventories

Inventories are comprised of hardware and software supplied by original equipment manufacturers and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Deferred Maintenance Contracts

Consistent with the Company’s revenue recognition policy for resale of certain maintenance agreements acquired from hardware and software vendors where the Company performs a portion of the maintenance services, the Company defers the costs of maintenance contracts at the inception of the maintenance period. All such costs are amortized on a straight-line basis over the contractual terms of the maintenance agreements. See further discussion in Note 3 – Revenue Recognition.

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective depreciable assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful life of the asset or the life of the lease. Maintenance and repairs are expensed as incurred and improvements are capitalized.

     Property and equipment consist of the following:

	December 31
	2003	2002
Computer equipment and software	$ 960,000	$ 322,000
Office equipment and furniture	391,000	287,000
Leasehold improvements	33,000	--
Less: accumulated depreciation and amortization	(370,000)	(40,000)

	$ 1,014,000	$ 569,000

Depreciation expense for the years ended December 31, 2003 and 2002 was $330,000 and $572,000, respectively.

Software development costs

The Company expenses the costs of developing computer software to be sold, leased or otherwise marketed until technological feasibility is established and capitalizes all costs incurred from that time until the software is available for general customer release or ready for its intended use, at which time amortization of the capitalized costs begins. Technological feasibility for the Company’s computer software products is based upon the earlier of the achievement of: (a) a detailed program design free of high-risk development issues; or (b) completion of a working model. Costs of major enhancements to existing products are capitalized while routine maintenance of existing products is charged to expense as incurred. The establishment of the technological feasibility and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. The Company also contracts with third parties to develop or test software that will be sold to customers and generally capitalizes these third-party costs.

Capitalized software costs are amortized on a product-by-product basis over their expected useful life, which is generally three years. The annual amortization related to software to be sold is the greater of the amount computed using (a) the ratio that current gross revenue for a product compares to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product. Amortization expense related to capitalized software costs totaled $64,000 and $-0- for the years ended December 31, 2003 and 2002, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible net assets relating to business acquisitions. The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), which it adopted January 1, 2002. SFAS 142 requires that goodwill no longer be amortized but instead that it be tested for impairment at least annually. For purposes of testing for goodwill impairment, the Company has determined that it has one reporting unit. Goodwill was subjected to fair value impairment tests in 2003 and 2002 and no impairments were recognized.

The Company reviews the carrying value of goodwill annually, or more often in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting unit with the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we perform the second step to determine the amount of the impairment loss. The impairment loss is determined by comparing the implied fair value of our goodwill with the carrying amount of that goodwill. We believe that our estimates of fair value are reasonable. Changes in estimates of such fair value, however, could effect the calculation. It is at least reasonably possible that the estimates we use to evaluate the realizability of goodwill will be materially different from actual amounts or results.

Other intangible assets include tradenames, customer lists and software technologies, which were valued by independent appraisers and recorded as part of business acquisitions. The Company has identified all intangible assets with definite lives and subject to amortization as follows:

	December 31, 2003		December 31, 2002
Asset/Estimated Life	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Tradenames (2.5 to 10 years)	$ 2,799,000	$ (422,000)	$2,377,000	$ 499,000	$(50,000)	$449,000
Customer lists (3 to 5 years)	893,000	(600,000)	293,000	364,000	(277,000)	87,000
Software technologies (3 years)	200,000	(50,000)	150,000	--	--	--

	$ 3,892,000	$(1,072,000)	$2,820,000	$ 862,000	$(327,000)	$536,000

Amortization expense for intangible assets subject to amortization for the years ended December 31, 2003 and 2002 was $745,000 and $397,000. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

2004	$ 615,000
2005	465,000
2006	290,000
2007	244,000
2008 and thereafter	1,206,000

$2,820,000

Long-lived assets

The Company evaluates the carrying value of long-lived assets, including identifiable intangible assets, whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable. If that analysis indicates that an impairment has occurred, the Company measures the impairment based on a comparison of discounted cash flows or fair values, whichever is more readily determinable, to the carrying value of the related asset. For the nine months ended September 25, 2002, the Company recorded an impairment charge of $5,824,000 to reflect the liquidation value of its assets. For 2003, no events occurred that required the Company to consider an impairment charge.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and borrowings under its lines of credit. The Company believes that all of the financial instrument’s recoverable values approximate fair value because of their short-term nature.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility of the resulting accounts receivable is reasonably assured. The Company’s revenue is derived primarily from two sources: (i) the resale and installation of data storage systems, which consist of computer hardware and software, and data storage related services, and (ii) the resale of maintenance and technical support agreements on data storage devices.

Revenue from the resale and installation of data storage systems is recognized upon completion of delivery and, where applicable, any material service obligations, provided that no significant uncertainties regarding customer acceptance exist.

     Service revenue, including material installation services, is recognized as the related services are completed.

Revenue from the resale of maintenance agreements on data storage devices is recognized in one of two ways, based on whether the underlying product is one on which the Company performs support or maintenance services. For products that we perform a material portion of the services, we record the gross sale price of the applicable support or maintenance contract as deferred revenue, and recognize revenue on a straight-line basis over the contractual terms of the agreements. There are no defined patterns of usage in our maintenance contracts. Likewise, the cost to acquire such maintenance agreements from the hardware and software vendors is also deferred and amortized on a straight-line basis over the contractual terms of the maintenance agreements. Revenue from these arrangements is included in the heading “Maintenance services” in the Consolidated Statement of Operations.

For products that we do not perform a material portion of the support or maintenance services, we recognize revenue from the resale of those maintenance agreements net of the cost to acquire the maintenance agreements at the beginning of the maintenance period. Revenue from these arrangements is included in the heading “Maintenance contract fees, net” in the Consolidated Statement of Operations.

On occasion, our sales transactions for the resale and installation of data storage systems and the resale of maintenance and technical supports contracts are denominated as a single, lump-sum price. In these instances, we allocate the aggregate transaction revenue among the multiple elements in accordance with their relative fair values. This process involves the application of management’s judgment and estimates regarding those relative fair values. In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that the Company enters into after June 28, 2003 and that involve multiple deliverables containing multiple units of accounting. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

Shipping and Handling Costs

     Shipping and handling costs are included in cost of revenue.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $389,000 and $279,000 in 2003 and 2002, respectively. Reimbursements of advertising expense from product vendors are treated as reductions to cost of sales.

Use of Estimates

The Company has prepared these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company periodically evaluates estimates and assumptions related to revenue recognition, allowances for credit losses on accounts receivable, allowances for impairment in the value of inventory, the useful lives of intangible assets and related impairment tests, and litigation and other loss contingencies. Some of these estimates, judgments and assumptions relate to expected outcomes or uncertainties of specified events. Others relate to the anticipated dollar amounts arising out of events that are reasonably certain to occur. Accordingly, actual results could differ from those estimates.

Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares had been issued. At December 31, 2003, the Company has 748.07306 shares of Series B convertible preferred stock, which are convertible into an aggregate of 37,403,653 shares of common stock. These convertible preferred shares together with warrants and options to purchase an aggregate of 41,083,076 and 13,891,758 shares of common stock as of December 31, 2003 and 2002, respectively, have been excluded from the diluted share calculations, as they were anti-dilutive as a result of the net losses incurred.

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), the Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“ABP 25”). Accordingly, no compensation expense has been recognized for options granted to employees with an exercise price equal to the market value at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FAS 123 and related interpretations.

The following table illustrates the effect on net loss and net loss per share for the year ended December 31, 2003 if the Company had applied the fair-value based method of FAS 123 to stock-based compensation:

Net loss
As reported	$(5,938,000)
Stock compensation expense	(2,290,000)

Pro forma	$(8,228,000)

Net loss per share - basic and diluted
As reported	$ (0.12)
Pro forma	$ (0.17)

As of December 31, 2002, Solunet Storage had no options or warrants outstanding. As of September 25, 2002, the balance sheet date of StorNet (accounting predecessor to Solunet Storage), the Company determined that the outstanding options and warrants had no measurable value based on the liquidation event of the predecessor company. In addition, none of the outstanding options or warrants carried over to Solunet Storage. Accordingly, for the period ended September 25, 2002, had the Company applied the fair value based method of FAS 123, there would have been no stock-based compensation expense for that period.

For 2003, see Note 9 for the assumptions and methodology used to determine the fair value of stock-based compensation.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 provides for certain changes in the accounting treatment of derivative contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The requirements of SFAS No. 149 should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) This statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s third quarter of 2003. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104‘s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple-element revenue arrangements and to rescind the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (“FAQ”) issued with SAB 101. SAB 104 has incorporated selected portions of the FAQ. The adoption of SAB 104 did not have a material impact on the Company’s revenue recognition policies.

Reclassifications

     Certain reclassifications have been made to prior years’ balances to conform with current year presentations.

NOTE 4 – SANZ AND SOLUNET STORAGE BUSINESS COMBINATION

Effective April 1, 2003, SANZ completed a business combination with Solunet Storage. The transaction has been accounted for as a reverse acquisition, with Solunet Storage being treated as the acquirer for accounting purposes. As a result, for all periods prior to April 1, 2003, the financial statements of Solunet Storage have been adopted as SANZ’s historical financial statements.

Among the principal reasons for the acquisition were management’s belief that it would afford opportunities to spread the company’s fixed costs over a broader revenue base, thereby providing increased operating leverage, and its belief that SANZ’s business would be strengthened by extending the company’s geographic presence to regions of the United States where the company did not previously have operations. This broader geographic scope was expected to reduce the company’s reliance on any one region, and to better enable the company to service its existing customers, many of whom have operations in multiple geographic regions.

The business combination was effected in an all-stock transaction in which SANZ issued 20,000,000 shares of common stock and 748.07306 shares of Series B convertible preferred stock (“preferred stock”) for all of the outstanding common stock of Solunet Storage. The preferred stock will automatically convert into 37,403,653 shares of common stock upon the amendment of our Articles of Incorporation to increase the number of authorized shares of common stock. A meeting of shareholders is scheduled for April 12, 2004 at which we anticipate that our Articles of Incorporation will be amended to increase our authorized common stock to 200,000,000 shares. Sun Solunet has agreed to vote its shares in favor of the increase. The number of shares of common stock into which the preferred stock will convert is fixed, and is not dependent on the market value of the common stock or any similar factor. The preferred stock contains no obligatory dividends and no preferences over the common stock with respect to dividends, liquidation or other matters, other than the power to vote with the common stock on an as-converted basis. In addition, we issued to Sun Solunet, the principal stockholder of Solunet Storage, a warrant to purchase a maximum of 19,976,737 shares of common stock at various prices, ranging from $0.29 to $10.82, and over various terms.

In accordance with SFAS 141, the Company has accounted for this transaction under the purchase method of accounting, in which the purchase price is allocated across all classes of tangible and intangible assets in accordance with their fair values, and any excess of the purchase price over the fair values of the identified assets recorded as goodwill. Because of the reverse nature of the acquisition, the purchase price has been computed as the sum (a) of the value of the SANZ shares outstanding before the transaction (valued at the market price over a range of trading days before and after the announcement of the definitive agreement), (b) the fair value of the SANZ warrants and options outstanding prior to the closing, and (c) capitalizable transaction costs incurred directly related to the business combination. The Company determined the fair value of the warrants and options to be $3,222,000 using a Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 50%, risk-free interest rate of 3.0% and expected life equal to the remaining life for each tranche. At December 31, 2003, this amount is disclosed as “Warrants” under stockholders’ equity in our Consolidated Balance Sheet.

The purchase price is summarized as follows:

Common stock	$ 27,477,000
Warrants and options	3,222,000
Transaction costs	935,000

Purchase price	$ 31,634,000

The purchase price, including all adjustments as of December 31, 2003, has been allocated as follows:

Tangible assets
Cash	$ 317,000
Other current assets	5,858,000
Property, equipment and other long-term assets	883,000
Identifiable intangible assets	3,030,000

10,088,000
Less: liabilities assumed	(10,462,000)

Net liabilities assumed	(374,000)

Goodwill recorded	32,008,000

Purchase price	$ 31,634,000

The Company does not expect that any of this goodwill will be deductible for federal income tax purposes.

The following unaudited pro forma information is presented as if the business combination had occurred as of the beginning of the years presented. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the business combination had been consummated as of the beginning of the years presented, nor is it necessarily indicative of the future operating results:

Pro forma results of operations:

	Year Ended December 31, 2003		Year ended December 31, 2002
	(Unaudited)		(Unaudited)
Revenue	$ 63,029,000		$ 87,003,000
Net loss	$ (6,032,000	) (1)	$(19,056,000	) (2)
Net loss per share	$ (0.10)		$ (0.33)

(1)	Includes reduction in acquisition-related expenses in the amount of $1,127,000 for fees paid to investment bankers and severance payments that were contractually triggered by the business combination.

(2)	Includes a net reduction of $150,000 in operating expenses for additional expense of $70,000 for amortization of intangibles and a reduction in depreciation of $220,000.

NOTE 5- ACQUISTION OF ASSETS OF STORNET, INC

On September 26, 2002, Solunet Storage purchased certain assets of StorNet from StorNet’s secured creditors. Those creditors had foreclosed upon the assets of StorNet pursuant to Article 9 of the Uniform Commercial Code. The aggregate cash purchase price paid by Solunet to the creditors for the assets was $9,464,000, net of cash acquired. In connection with the acquisition, Solunet Storage also incurred acquisition costs of $705,000.

The purchase price was allocated as follows:

Tangible assets
Cash	$ 139,000
Other current assets	9,962,000
Property, equipment and other long-term assets	677,000
Identifiable intangible assets	862,000

11,640,000
Less: liabilities assumed	(1,333,000)
Less: cash acquired	(138,000)

Net cash paid for acquisition	$ 10,169,000

Post-transaction business continuation expenses incurred in connection with the incorporation of Solunet Storage, commencement of its business operations, and its acquisition of the assets of StorNet, Inc., were expensed as a period cost during 2002. A portion of these costs consist of obligations (either financial obligations, or non-financial performance obligations) that were originally incurred by StorNet, Inc. and were not assumed by Solunet Storage, but that Solunet Storage determined, subsequent to the transaction, that it would satisfy in order to enhance its ability to maintain the value of the assets that it had acquired. Solunet Storage recorded total post-transaction business continuation expenses of $4,144,000, including notes payable to unrelated parties in the aggregate amount of $1,629,000.

NOTE 6– DEBT

Wells Fargo Line of Credit

The Company has a revolving credit line with Wells Fargo to borrow up to $12 million, subject to availability under its borrowing base. This credit line bears interest at prime plus 5%, expires in May 2005 and is secured by substantially all assets of SANZ Inc., a wholly-owned subsidiary of the Company. The funds available under the credit facility are limited to 80% of the amount of eligible accounts receivable, which consist of substantially all accounts receivable, subject to exclusions for invoices aged over 90 days, otherwise-current receivables from customers with material amounts outstanding over 90 days and subject to a percentage limit of accounts receivable from a single customer. Borrowings against receivables owed directly by federal government end-users are further limited to $500,000 in the aggregate unless we have obtained an “assignment of claim” executed by the government agency. Receivables from commercial entities acting as prime contractors for federal government end-users are not subject to this sub-limit. As of December 31, 2003, based on our eligible collateral at that date, we had $9.2 million available for borrowing on the Wells Fargo credit facility, of which $8.3 million was drawn and $.9 million remained available.

In accordance with financial covenants contained in the line of credit agreement, the Company must meet specified minimum net income levels during each calendar quarter, and must maintain minimum levels of book net worth plus subordinated debt (measured in the aggregate, with amounts loaned to SANZ Inc. from SAN Holdings being classified as subordinated debt). In addition, under another covenant, if SANZ Inc. generates a net loss in a given calendar quarter and has also generated a net loss on a year-to-date basis at that time, we are obligated to make an infusion of either equity or subordinated debt into SANZ Inc. (which can come from the holding company, if funds are available there, or from an outside source) in an amount at least equal to the amount of the quarterly net loss or the year-to-date net loss, whichever is less. At December 31, 2003, the Company was in compliance with those covenants. At various dates from September 2002 through August 2003, we were not in compliance with one or more of those covenants; and received waivers from Wells Fargo for each of those prior periods.

Harris Trust and Savings Bank

SANZ also has two revolving credit facilities with Harris Trust and Savings Bank, (“Harris Trust”) established in May 2003 and June 2003 respectively. At December 31, 2003, these facilities allowed for borrowings up to an aggregate of $9.0 million. Sun Capital Partners II, L.P., an affiliate of Sun Solunet, our majority shareholder, has guaranteed these facilities. At December 31, 2003, we had borrowed $8.2 million on these facilities. Both facilities currently bear interest at a rate of prime plus ¼% (i.e., currently 4.25%) and expire in May 2005 and August 2004, respectively. The facility expiring in May 2005, with a maximum amount of $4.8 million, is maintained by SAN Holdings, Inc. and is unsecured, is not limited by availability under a borrowing base, and does not require the maintenance of specified financial covenants. The facility expiring in August 2004, with a maximum amount of $4.2 million, is maintained by our Solunet Storage subsidiary, and is secured by substantially all of the assets of Solunet Storage, but is not limited by availability under a borrowing base and does not require the maintenance of specified financial covenants.

In March 2004, we amended the facility maintained by SAN Holdings to increase the maximum aggregate borrowings by $2.0 million, to $11.0 million. Of this increased amount, $1.0 million is a short-term increase that expires in June 2004. The other $1.0 million of the increase will remain available until the end of the loan term in May 2005.

Other Financing Arrangements

In conjunction with the purchase of StorNet’s net assets, the Company entered into a $10 million revolving credit facility with Harris Trust. At December 31, 2002, $5,614,000 was outstanding on this line. The facility bore interest at a rate of prime plus ¼%, or 4.5%, and was guaranteed by an affiliate of Sun Solunet.

In January 2003, the Company entered into a revolving credit facility with The CIT Group, supported by a limited guaranty by an affiliate of Sun Solunet, which replaced the Harris Trust credit facility. After the business combination of SANZ and Solunet Storage, we refinanced the CIT Group facility with a new facility with Harris Trust (the second of the two Harris Trust facilities described in the prior section). The Company had originally capitalized the costs incurred in establishing the CIT Group facility, and during the quarter ended June 30, 2003, we wrote off the full remaining amount of those capitalized costs of $232,000. This amount is reflected in the Statement of Operations under “Acquisition-related costs.”

When Solunet Storage purchased the assets of StorNet, it incurred substantial costs intended to enhance its ability to maintain the value of the assets it had acquired. Those costs are reflected in the financial statements of Solunet Storage for the three months ended December 31, 2002 as “Post-transaction business continuation expenses.” As part of those post-transaction business continuation expenses, Solunet Storage entered into notes payable with certain vendors. As of December 31, 2003, the Company has fully paid-off these notes.

In the original capitalization of Solunet Storage in September 2002, Sun Solunet invested $1,000,000, as equity and $4,000,000 in the form of a promissory note, bearing interest at a rate of 5% . In March 2003, Sun Solunet sold a portion of both the common stock and the promissory note to Michael Phelan, the President and CEO of Solunet Storage. Currently, Mr. Phelan is the President and COO of SANZ. Immediately prior to the SANZ and Solunet Storage business combination, Sun Solunet and Mr. Phelan contributed the foregoing $4,000,000 promissory note plus accrued interest of $100,000 to the equity of Solunet Storage, effectively converting that debt to equity. The shares of Solunet Storage received by Sun Solunet and Mr. Phelan in that transaction are part of the shares that were exchanged for SANZ shares in the SANZ and Solunet Storage business combination.

The following summarizes our debt outstanding:

	December 31, 2003	December 31, 2002
Line of credit with Wells Fargo	$ 8,253,000	$ --
Lines of credit with Harris Trust	8,200,000	5,614,000
Note payable to stockholder	--	4,000,000
Notes payable to vendors	--	1,218,000

	$16,453,000	$10,832,000

NOTE 7 - INCOME TAXES

During 2003, the Company received a state income tax refund of $115,000. The Company has recorded this refund as a benefit from income taxes.

     For the year ended December 31, 2003 and the period from September 26 through December 31, 2002, total income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes as follows:

	Year ended	Period from September 26 through
	December 31, 2003	December 31, 2003
Income tax benefit at federal statutory rate	$(2,119,000)	$(1,975,000)
State income tax benefit, net of federal benefit	(117,000)	--
State income tax refund	(115,000)	--
Nondeductible items	28,000	6,000
Valuation allowance	2,208,000	1,969,000

	$ (115,000)	$ --

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and their basis for financial reporting purposes, and for operating loss carryforwards. Temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31
	2003	2002
Deferred tax assets:
Current:
Accounts receivable reserves	$ 118,000	$ --
Inventory reserves	247,000	--
Accrued expenses	150,000	--
Deferred revenue	621,000	1,410,000
Non-current
Net operating loss carryforwards	11,400,000	1,500,000
Intangible assets	272,000	--
Property and equipment	--	295,000

Total deferred tax assets	12,808,000	3,205,000

Deferred tax liabilities	(84,000)	(414,000)
Valuation allowance	(12,724,000)	(2,791,000)

Net deferred tax asset	$ --	$ --

The Company carries a deferred tax valuation allowance equal to 100% of total deferred assets. In recording this allowance, management has considered a number of factors, but chiefly, the Company’s recent history of sustained operating losses. Management has concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

At December 31, 2003, the Company has net operating loss carryforwards available to offset future federal taxable income of approximately $32,500,000. Such carryforwards expire between 2010 and 2023. Under the Tax reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. Events that may cause changes in the Company’s tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. A portion of the Company’s operating loss carryforwards that can be utilized in any one taxable year for federal tax purposes has been limited by the ownership change resulting from the SANZ and Solunet Storage business combination. Future ownership changes could further limit the utilization of the Company’s net operating loss carryforwards.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

As of December 31, 2003, the Company had long-term noncancelable lease agreements for office equipment and office space with the following minimum commitments:

2004	$ 524,000
2005	417,000
2006	250,000
2007	115,000
2008	19,000

$1,325,000

Rent expense aggregated $714,000 and $964,000 in 2003 and 2002, respectively.

During 2003, SANZ was a defendant in a litigation in the District Court of Salt Lake County, Utah. The litigation related to a business transaction that occurred in 1996 and that was unrelated to our current line of business. The case against SANZ lay dormant for several years and the risk of loss associated with it was considered to be immaterial, but in the past year the legal discovery process became more active and we were required to incur greater legal fees and expend greater management time to defend the action. As a consequence, while we considered the claims against us to be baseless, in December 2003 we entered into a Settlement Agreement under which we paid approximately $33,000 of cash and agreed to transfer to the plaintiffs certain other assets (to which no value had previously been ascribed in our financial statements) in return for a release of all claims against us and a dismissal of the action against us.

The Company is periodically engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcome of which is not determinable at this time. In the opinion of management, any liability that might be incurred by the Company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition.

NOTE 9 — STOCKHOLDERS’ EQUITY

Stock options and warrants

The Company has in effect three Stock Option Plans, a 2000 Stock Option Plan, a 2001 Stock Option Plan and a 2003 Stock Option Plan. The 2003 Stock Option Plan was adopted on December 18, 2003. The total number of shares of common stock subject to options that may be granted under the 2003 Plan may not exceed 15,000,000 shares. Options granted under the 2003 Plan vest generally over four years. All options and warrants discussed herein pertain to SAN Holdings, Inc. and not to Solunet Storage, as the accounting acquirer.

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-based Compensation, for employee stock options and continues to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for recording stock options granted.

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2003 and 2002, respectively: dividend yield of 0% for all periods; volatility of 80% and 105%; risk-free interest rates of 2.0% and 2.6%, and expected lives of five years in 2003, and one to five years in 2002. The weighted average fair value of options granted were $0.28 and $0.29 per share during fiscal 2003 and 2002, respectively.

Option activity for the two years ended December 31, 2003 is summarized as follows:

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at December 31, 2001	7,116,945	$ 1.34
Granted	1,218,000.43
Forfeited	(1,793,065)	1.66

Outstanding at December 31, 2002	6,541,880	1.08
Granted	8,310,000.42
Forfeited	(793,564)	1.28
Exercised	(150,000)	.33

Outstanding at December 31, 2003	13,908,316	$ .69

Exercisable at December 31, 2002	4,192,548	$ 1.09

Exercisable at December 31, 2003	4,661,832	$ .99

Further information regarding options outstanding and options exercisable at December 31, 2003 is summarized below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$.29 to $.50	8,545,000	9.8	$ 0.39	920,000	$ 0.30
$.51 to $1.00	3,588,246	5.7	0.69	2,767,968	0.68
$1.01 to $1.50	652,413	6.9	1.50	251,207	1.50
$1.51 to $2.00	500,000	7.7	2.00	100,000	2.00
$2.01 to $2.50	562,657	3.7	2.25	562,657	2.25
$10.00 to $11.00	60,000	1.2	10.14	60,000	10.14

	13,908,316	8.2	$ 0.69	4,661,832	$ 0.99

Warrant activity for the two years ended December 31, 2003 is summarized as follows:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2001	6,993,436	1.13
Granted	506,442.69
Forfeited	(150,000)	8.95

Outstanding at December 31, 2002	7,349,878	$ .94
Granted	21,526,140.90		*
Exercised	(195,000)	.63
Forfeited	(1,506,258)	1.25

Outstanding at December 31, 2003	27,174,760	$ .91	*

Exercisable at December 31, 2002	7,349,878	$ .94

Exercisable at December 31, 2003	8,644,282	$ .91	*

*

The stated average exercise prices are pro forma amounts, calculated without regard to the fact that certain currently unidentifiable tranches will not become exercisable, because Sun Solunet’s ability to exercise its warrants is contingent upon the prior exercise of warrants and/or options issued to previous holders totaling 2,958,951 shares of common stock. As such, it is not known which tranches of Sun Solunet’s warrants will expire because it is unknown which corresponding warrants or option of those previously outstanding will comprise the first 2,958,951 exercised. As a consequence of this contingency, it is also not possible to determine at this time the weighted average exercise price of the warrants issued in 2003. See Note 4 for more information regarding the warrants issued in 2003.

NOTE 10 — DEFINED CONTRIBUTION PLAN

The Company maintains two qualified 401(k) Savings Plans covering all employees who have three months of service with the Company. The Plans allow participants to make voluntary pre-tax contributions up to 15% of their pre-tax earnings, which are partially matched by the Company. For the years ended December 31, 2003 and 2002, employer contributions were approximately $46,000 and $62,000, respectively. Effective January 1, 2004, the Plans were converted to one Plan for all eligible employees.

NOTE 11 – RELATED PARTY TRANSACTIONS

As discussed in Note 1, Sun Solunet, an affiliate of Sun Capital, is the majority shareholder of SANZ. The Company pays quarterly $75,000 for management and consulting services to another affiliate of Sun Capital. As described in Note 9, a portion of our debt has been guaranteed by Sun Capital Partners II, L.P.. While we receive material benefits from this guaranty, we pay no specified cash consideration for the guaranty. If the guaranteed debt is not reduced to $3 million or less by December 2004, the Company will be obligated to issue warrants to Sun Capital Partners II, L.P. to purchase additional stock. The Company has allocated a portion of the management and consulting services fee paid to an affiliate of Sun Capital to interest expense, based on the financing-related benefits that it receives under Sun Capital Partners II, L.P.‘s guaranty. The balance of the management and consulting services fee is recorded as general and administrative expense.

If the guaranty is not reduced to $3 million or less by December 2004, the Company is obligated to issue warrants to Sun Capital Partners II, L.P., with an exercise price of $.01, for the following number of shares at the dates set forth in the table below. The warrants as currently agreed upon are based upon a total guaranty of $5 million. Our loan facilities guaranteed by Sun Capital Partners II, L.P currently have an aggregate maximum amount of $11 million. The Company and Sun Capital Partners II, L.P have not yet determined whether Sun Capital Partners II, L.P. is to be compensated for issuing guarantees in excess of the $5 million originally agreed upon, but there is a possibility that the Company will agree to compensate Sun Capital Partners II, L.P (whether with shares, warrants, cash guarantee fees, or otherwise) for issuing the guarantees in an aggregate amount greater than its original commitment. We are currently evaluating potential transactions to refinance a portion of the guaranteed debt with either other debt or with equity that, in conjunction with reductions in this debt through additional draws on our Wells Fargo facility and cash from operations, would be used to reduce the guaranteed debt to $3 million or less by no later than December 2004. However, there can be no assurance in being successful in obtaining additional debt or equity financing.

Date	Number of Shares
December 2004	3,086,218
June 2005	641,292
December 2005	1,307,898
June 2006	1,342,776
December 2006	1,379,067
June 2007	1,416,849
December 2007	1,456,206
June 2008	1,497,226
Each six months thereafter*	291,346

*	A number of shares equal to 0.5% of the shares outstanding upon the closing of the Solunet Storage business combination.

As of December 31, 2003 and 2002, the Company had $91,000 and $169,000, respectively, due to an affiliate of Sun Capital for management fees and bank debt interest. For the years ended December 31, 2003 and 2002, the Company paid $443,000 and $-0-, respectively, to an affiliate of Sun Capital for management fees, a portion of which has been recorded as interest expense due to guaranties by Sun Capital Partners II, L.P on certain bank debt.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes or disagreements required to be reported under this Item 8.

Item 8.A. Controls and Procedures.

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. That evaluation has provided our Chief Executive Officer and Principal Financial Officer with reasonable assurance that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. We have not made any significant changes in our disclosure controls and procedures or in other factors that could significantly affect those disclosure controls and procedures subsequent to the date of the evaluation described above.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Our Directors are elected for one-year terms at the annual meeting of our shareholders. The board of directors elects executive officers annually.

Pursuant to the agreements under which we acquired Solunet Storage, in April 2003 two of our prior directors (Fred Busk and William Hipp) resigned and three other individuals (Messrs. Leder, Krouse and Terry) were elected as Directors. Pursuant to those agreements, we agreed to nominate as a director, for election at the next annual meeting and thereafter through December 31, 2004, the designee of one shareholder, Hollger LLC, and shareholder Sun Solunet LLC agreed to vote for that designee. Mr. Gary Holloway was designated by Hollger LLC, and he has been nominated for election at our shareholders meeting scheduled for April 12, 2004. Pursuant to those agreements, we also agreed to nominate the following additional persons as directors: Benjamin Emmons, C. Daryl Hollis, David Kreilein, M. Steven Liff, Michael Phelan and George Rae. Each of Messrs. Emmons, Kreilein, Krouse, Leder, Liff and Terry is an officer and employee of Sun Capital Partners, Inc., an affiliate of Sun Solunet LLC, the principal shareholder of Solunet Storage prior to our acquisition of that entity. Mr. Phelan was the president of Solunet Storage prior to the acquisition. Messrs. Hollis and Rea are not officers or employees of Sun Capital Partners or any of its affiliates, but each serves on the board of directors of one or more other companies (i.e., other than SANZ) in which an affiliate of Sun Capital is a majority investor. Each of the foregoing persons has also been nominated for election at our shareholders meeting scheduled for April 12, 2004. Except as described above, there are no other arrangements or understandings between any officer or director and any other person pursuant to which anyone was or is to be selected as an officer or director.

Directors Brendan Reilly and Robert Brooks have not been re-nominated for election at the shareholders meeting scheduled for April 12, 2004, and each is expected to conclude his term as a director as of that meeting.

Our current directors and executive officers are as follows:

John Jenkins, Age 54, Chairman and CEO since November 2000. From January 1995 through June 2000, Mr. Jenkins was CEO, president and a director of TAVA Technologies, Inc., where he led the build-out of a national systems integration business. In 1999, all outstanding TAVA shares were sold in a cash transaction approved by TAVA shareholders. From 1990 until he joined TAVA in 1995, he had served as president of Morgan Technical Ceramics, Inc., a wholly-owned subsidiary of Morgan Crucible plc, a diversified industrial products company based in England and publicly-traded on the London stock exchange. Mr. Jenkins holds a B.S. from the University of Washington and a J.D. from the University of Denver.

Brendan T. Reilly, Age 38, Chief Technology Officer and Director since December 2001, pursuant to our acquisition agreement with ITIS Services, Inc. In 1998, Mr. Reilly co-founded ITIS Services, a data storage solutions provider, and served as its Executive Vice President and Chief Technology Officer until our acquisition of ITIS in 2001. Prior to founding ITIS, Mr. Reilly spent seven years with EMC Corporation in various capacities, most recently as senior territory manager. During the two years before joining EMC, he co-founded and operated Veritas International Trading Company, an import-export company conducting East Asian trade for companies such as LL Bean, Starter and Redman. Mr. Reilly earned his undergraduate degree in Business Marketing from Providence College.

Robert K. Brooks, Age 60, Director since June 2000. Mr. Brooks has over 30 years of experience in the information technology industry, having held positions in recruiting, sales and management. In June 1993, he became chairman and managing partner of The Systems Group and Technical Directions, Inc., after it merged with his contract programming, consulting and project management firm. In January 1995, The Systems Group was acquired by ACS Technology Solutions, a wholly owned subsidiary of Affiliated Computer Services, an international IT services company (NYSE:ACS). From June 1995 through December 1999, Mr. Brooks served as senior vice president of Affiliated Computer Services and as executive vice president of ACS Technology Solutions, Inc. Currently, he is a director of Cornus Corporation of Medford, Oregon, a privately held desktop software products company. He received a Bachelor of Science Degree in Psychology from the University of New Mexico.

Marc J. Leder, Age 42, Director since April 2003, pursuant to our acquisition agreement with Solunet Storage. Mr. Leder has served as a managing director of Sun Capital Partners, Inc., a private investment firm, since May 1995. Prior to founding Sun Capital Partners, Inc. (with Mr. Krouse) in 1995, Mr. Leder served in various capacities with Lehman Brothers, an investment bank based in New York City, most recently as Senior Vice President. Mr. Leder also currently serves as a director of Catalina Lighting, Inc., Northland Cranberries, Inc., Celebrity, Inc., LOUD Technologies, Inc., and One Price Clothing Stores, Inc., all of which are publicly held companies, and as a director of a number of private companies.

Rodger R. Krouse, Age 42, Director since April 2003, pursuant to our acquisition agreement with Solunet Storage. Mr. Krouse has served as a managing director of Sun Capital Partners, Inc., a private investment firm, since May 1995. Prior to founding Sun Capital Partners, Inc. (with Mr. Leder) in 1995, Mr. Krouse served in various capacities with Lehman Brothers, an investment bank based in New York City, most recently as Senior Vice President. Mr. Krouse also currently serves as a director of Catalina Lighting, Inc., Northland Cranberries, Inc., Celebrity, Inc., LOUD Technologies, Inc. and One Price Clothing Stores, Inc., all of which are publicly held companies, and as a director of a number of private companies.

Clarence Terry, Age 57, Director since April 2003, pursuant to our acquisition agreement with Solunet Storage. Mr. Terry has served as a managing director of Sun Capital Partners, Inc., a private investment firm, since September 1999. From October 1973 to September 1999, Mr. Terry was principally employed as vice president of Rain Bird Sprinkler Manufacturing Corporation, a leading irrigation manufacturer. Currently, he also serves as a director of Catalina Lighting, Inc., Northland Cranberries, Inc., Celebrity, Inc., LOUD Technologies, Inc., and One Price Clothing Stores, Inc., all of which are publicly held companies, and as a director of a number of private companies.

Michael J. Phelan, Age 47, President and Chief Operating Officer, and nominee for Director, joined SANZ in April 2003 pursuant to our acquisition agreement with Solunet Storage, where he had served as President and Chief Executive Officer since the formation of Solunet Storage in September 2002. Mr. Phelan has been involved in sales and management in the computer and UNIX marketplace since 1980, and entered the data storage business in 1990 when he founded StorNet, Inc. He served as President and Chairman of the Board of StorNet until the merger of that company with Vanguard Technologies in 2000. Following the merger with Vanguard, Mr. Phelan became a consultant to resulting company but ceased participation in daily operations for a period to pursue personal interests. In late 2001, at the request of the then-current management of StorNet, Mr. Phelan re-joined the company as its Acting Chief Executive Officer, a position he held until the sale of StorNet’s assets to Solunet Storage by StorNet’s secured lender. Mr. Phelan serves on the advisory boards of a variety of academic and philanthropic organizations. Mr. Phelan holds a B.S. from West Chester University.

Chris M. Wilkes, Age 39, Executive Vice President, joined SANZ in April 2003 pursuant to our acquisition agreement with Solunet Storage, where he served as Executive Vice President since the formation of Solunet Storage in September 2002. From December 2001 until Solunet Storage’s acquisition of the assets of StorNet, Inc. in September 2002, Mr. Wilkes served as Vice President of Managed Services for StorNet, Inc. Prior to joining StorNet, Inc., Mr. Wilkes was the Director of Sales of Managed Storage International, a storage services provider, which he joined in 2000. From 1996 until he joined Managed Storage International, Mr. Wilkes was General Manager — South/Central District for Pioneer Standard Electronics, a computer equipment reseller and distributor.  Mr. Wilkes holds an MBA from Texas A & M University, and BBA in Marketing from Texas Tech University.

Additional nominees for director are as follows:

David L. Kreilein, Age 46, Nominee for Director pursuant to our acquisition agreement with Solunet Storage. Mr. Kreilein has served as a vice president of Sun Capital Partners, Inc., a private investment firm, since 2001. Prior to joining Sun Capital Partners, Inc., Mr. Kreilein served as chief financial officer for Olan Mills, Inc., a photography company, from 1999 to 2001; chief financial officer of Gateway Communications Inc., a value added reseller of technology products, from April 1999 through August 1999; and chief financial officer for Hamilton Sorter Company Inc., a manufacturer of office furniture, from 1993 to April 1999. Gateway Communications Inc. filed for protection under the federal bankruptcy laws in 1999. Currently, Mr. Kreilein is a director of a number of private companies.

Benjamin S. Emmons, Age 35, Nominee for Director pursuant to our acquisition agreement with Solunet Storage. Mr. Emmons has served as a vice president of Sun Capital Partners, Inc., a private investment firm, since 2002. Before joining Sun Capital Partners, Inc., Mr. Emmons spent four and one-half years with CIT Business Credit, most recently as marketing manager for the southeast region.

M. Steven Liff, Age 32, Nominee for Director pursuant to our acquisition agreement with Solunet Storage. Mr. Liff has served as a principal of Sun Capital Partners, Inc. since March 2000. From 1994 until joining Sun Capital Partners, Inc., he was employed by Bank of America Commercial Finance, most recently as senior marketing executive, focusing on marketing, underwriting and closing new leveraged and turnaround transactions.

C. Darryl Hollis, Age 59, Nominee for Director pursuant to our acquisition agreement with Solunet Storage. Mr. Hollis, a certified public accountant, has been an independent business consultant since 1998. He currently serves as a director of three publicly held companies: Catalina Lighting, Inc.; Northland Cranberries, Inc.; and LOUD Technologies, Inc.

Gary F. Holloway, Age 52, Nominee for Director as designee of Hollger LLC pursuant to a shareholders agreement entered into in connection with our acquisition of Solunet Storage. Mr. Holloway is vice chairman of Five Mile Capital Partners, a privately held investment firm. Prior to joining Five Mile Capital Partners and its affiliate, Five Mile Ventures in 2000, Mr. Holloway served as the chairman of the board of Greenwich Capital Markets, Inc., where he previously held the position of president and CEO. He also served as co-CEO of Greenwich NatWest. Mr. Holloway currently serves on the Boards of Directors of Aviation Facilities Corporation, Bank of New Canaan, The Wireless Generation, Inc., and the boards of several educational and charitable organizations. Mr. Holloway holds a BA degree from Washington and Lee University and an MBA from the Colgate Darden School at the University of Virginia.

George R. Rea, Age 65, Nominee for Director pursuant to our acquisition agreement with Solunet Storage. Mr. Rea is currently a business consultant. Mr. Rea has held various senior management positions in several high technology companies, retiring as executive vice president of Conner Peripherals (NYSE) in 1994. Since retiring, Mr. Rea has served as a business consultant and as a director of private and public companies in high technology and other industries. Currently he is a director of the following public companies: Catalina Lighting, Inc.; Northland Cranberries, Inc., and LOUD Technologies, Inc.

Board Committees

The Board of Directors has established a compensation committee and an audit committee. Until the resignation of William Hipp in April 2003 pursuant to the agreements under which we acquired Solunet Storage, each of these committees consisted of Mr. Hipp and Mr. Brooks. A replacement for Mr. Hipp has yet to be named; furthermore, Mr. Brooks is expected to conclude his term as a director at our shareholders meeting scheduled for April 12, 2004. We intend to name new members of the compensation committee and audit committee immediately following that shareholders meeting. The prior audit committee members were independent, and when the new audit committee members are named in April 2004 those audit committee members will be independent, as defined by the National Association of Securities Dealers’ listing standards.

We do not currently have an “audit committee financial expert” serving on our audit committee following the resignation of Mr. Hipp. However, we expect that we will have at least one such expert serving on the audit when that committee is reconstituted in April 2004.

Section 16(a) Beneficial Reporting Compliance

Based on a review of filings with the SEC, as well as copies of the reports and written representations we received from directors and officers required to file and their written representations, we believe that during the year ended December 31, 2003, certain of our directors and officers did not file, or were late in filing, certain reports under Section 16 of the Securities Exchange Act.

Former directors Hipp and Brooks did not timely file a Form 4 – Statement of Changes in Beneficial Ownership, to report the grant of options to them in March, 2003. Michael J. Phelan and Chris M. Wilkes did not timely file Form 3 – Initial Statement of Beneficial Ownership, to report their April 2003 election as executive officers effective upon the closing of the Solunet Storage acquisition. Messrs. Phelan, Wilkes, director Brendan T. Reilly, and John Jenkins, director and CEO, filed late Form 4s reporting the grant of options to them in December 2003.

Item 10. Executive Compensation.

Summary Compensation Table

	Annual Compensation
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Long Term Compensation Securities Underlying Options/SARs(#)		All other compen- sation($)
John Jenkins,	2003	$227,867	$6,600	$-0-	1,100,000	(2)	$5,500	(4)
President and CEO(1)	2002	$227,400	$23,950	$-0-	500,000	(3)	$4,583	(4)
	2001	$188,469	-0-	$-0-	-0-		-0-

Michael J. Phelan(5)	2003	$150,012	-0-	$-0-	1,100,000	(2)	$-0-
President and COO(5)

Chris M. Wilkes	2003	$123,750	-0-	$-0-	450,000	(2)	$5,394	(4)
Executive Vice President(5)

Hugh A. O’Reilly,	2003	$195,000	$16,000	$-0-	-0-		$-0-
Senior Vice President	2002	$192,500	-0-	$-0-	200,000	(3)	$-0-
CFO and General Counsel(6)

(1)	Mr. Jenkins has been employed as our Chief Executive Officer during the past three fiscal years, and during that period also served as President until April 4, 2003.
(2)	These options are exercisable at $.40 per share. One fourth of the total options granted to each employee become exercisable each year over the next four years, commencing on April 1, 2004.
(3)	These options are exercisable at $.29 per share
(4)

Consists solely of company matching contributions to 401(k) defined contribution plan, available to all employees of the company following 90 days of full time employment. Amounts earned in the stated year were paid in the following year.

(5)	Represents compensation paid since April 4, 2003, when these officers became employed by SANZ pursuant to our acquisition agreement with Solunet Storage.
(6)

Mr. O’Reilly has served as General Counsel since 2002. During 2002 and until December 2003 he also served as Chief Financial Officer and Senior Vice President. Amounts shown represent compensation in all capacities.

Option and Stock Appreciation Right Grants Table

          The following table sets forth information regarding the grant of options and stock appreciation rights during the year ended December 31, 2003 to each of our executive officers required to be named in the Summary Compensation Table.

Name	Number of Securities Underlying Options/ SARs granted (#)	Percent of total options/ SARs granted to employees in fiscal year (%)	Exercise or base price ($/Sh)	Expiration date

John Jenkins	1,100,000	13.3%	$.40	12/17/2013

Michael J. Phelan	1,100,000	13.3%	$.40	12/17/2013

Chris M. Wilkes	450,000	5.4%	$.40	12/17/2013

Hugh A. O’Reilly	-0-	--	--	--

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

          The following table shows the number of shares underlying unexercised options held at December 31, 2003 by each of the executive officers required to be named in the Summary Compensation Table, and the aggregate dollar value of in-the-money, unexercised options held at the end of the fiscal year. SANZ has not granted any stock appreciation rights.

Name	Number of unexercised options at FY-end (#) exercisable/unexercisable		Value of unexercised in-the-money options at FY-end ($)

John Jenkins	800,000 / 1,100,000	(1)	$375,000	(1)
Michael J. Phelan	-0- / 1,100,000		$ 220,000
Chris M. Wilkes	-0- / 450,000		$ 90,000
Hugh A. O’Reilly	1,063,982 / -0-	(2)	$ 116,000	(2)

(1)	300,000 of these options are exercisable at $2.25 per share, which is in excess of the market price of the shares at December 31, 2003.

(2)

576,871 of these options are exercisable at $.625 per share, and 287,111 of these options are exercisable at $.70 per share, both of which prices are in excess of the market price of the shares at December 31, 2003.

Compensation of Directors

          We have no standing arrangement to compensate directors for their services. During the fiscal year ended December 31, 2003, we granted 50,000 options, exercisable at $.70 per share (the market value on the date of grant), and a $5,000 directors’ fee, to each of our independent directors, Robert K. Brooks and William Hipp.

Employment Contracts and Termination of Employment and
Change in Control Arrangements

We have a three year employment agreement with John Jenkins, our CEO, which requires us to continue paying his salary for a period of 12 months following termination of employment in the following cases:

o	if he terminates his employment within 90 days following specified change of control events,

o	if he terminates his employment due to our material change of his employment conditions; or

o	if we terminate his employment agreement other than for cause.

Our similar agreement with Hugh O’Reilly was triggered by his resignation as Vice President and Chief Financial Officer during 2003. By mutual agreement, we modified and reduced the severance obligations that are being paid under that agreement, and Mr. O’Reilly continues to serve as our General Counsel in a part-time capacity.

The options granted under the 2003 Stock Option Plan, including those granted to the executive officers named above, will vest in the event the company is sold for cash or for marketable securities meeting certain minimum liquidity standards. The options granted under that plan to John Jenkins, our CEO, will also vest if we terminate his employment without cause or demote him, in either case in connection with a change of control that does not meet the foregoing standards.

Ethics Policy

We have a shareholders meeting scheduled for April 12, 2004, at which we expect that seven new Directors will be elected. We have determined that we should defer the adoption of a new Code of Ethics, applicable to our Chief Executive Officer, Chief Financial Officer, Controller and other members of senior management, until those new Directors are seated because at that time members of senior management will constitute a significantly smaller proportion of our Board than they do today. We anticipate that our Board of Directors will adopt such a Code of Ethics at or shortly following its meeting in April 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below reflects the number of shares of common stock and preferred stock beneficially owned as of March 15, 2004 by:

o	each person or group we believe to be the beneficial owner of more than five percent of our voting securities,

o	each director and director nominee,

o	each executive officer required to be named in the Summary Compensation Table; and

o	all directors, director nominees, and executive officers, as a group, as of March 15, 2004.

Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2004, are deemed outstanding for purposes of computing the percentage beneficially owned by the person or entity holding those securities, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person or entity. Percentage of beneficial ownership is based on 58,407,625 shares of common stock and 748.07306 shares of preferred stock outstanding as of the close of business on March 15, 2004.

Unless otherwise indicated below, the address for each listed director and executive officer is SANZ, Inc., 900 W. Castleton Road, Suite 100, Castle Rock, Colorado 80109.

	Amount and Nature of Beneficial Ownership of Common Stock
Name and address of beneficial owner	Common Stock		% of Class	Common Stock underlying Preferred Stock		Pro Forma Shares Following Conversion(1)		Pro Forma % Following Conversion(1)
John Jenkins	1,390,000	(2)	2.33%	-0-		1,390,000	(2)	1.43%
Marc J. Leder	20,000,000	(3)	34.24%	37,403,653	(3)	57,403,653	(3)	59.91%
Rodger R. Krouse	20,000,000	(3)	34.24%	37,403,653	(3)	57,403,653	(3)	59.91%
Clarence E. Terry	-0-		-0-	-0-		-0-		-0-
Michael J. Phelan	775,000	(4)	1.32%	935,091	(4)	1,710,091	(4)	1.78%
David Kreilein	-0-		-0-	-0-		-0-		-0-
Ben Emmons	-0-		-0-	-0-		-0-		-0-
M. Steven Liff	-0-		-0-	-0-		-0-		-0-

Gary F. Holloway	2,797,209	(5)	4.79%	-0-		2,797,209	(5)	2.92%
George R. Rea	20,000		*	-0-		20,000		*
C. Daryl Hollis	-0-		-0-	-0-		-0-		-0-
Chris Wilkes	112,500	(6)	*	-0-		112,500	(6)	*
Brendan T. Reilly	4,586,492	(7)	7.83%	-0-		4,586,492	(7)
Robert K. Brooks	150,000	(8)	*	-0-		150,000	(8)	*
All directors, director	29,331,201		48.73%	37,403,653		66,734,854		68.38%
nominees and executive
officers, as a group
(14 persons)
Sun Solunet LLC	20,000,000	(9)	34.24%	37,403,653	(10)	57,403,653	(9)(10)	68.38%
Andrew K. Reilly	4,079,367		6.98%	-0-		4,079,367		4.25%
7 Extension Street
Newport, RI

_______________

*	Less than 1%

(1)

Includes shares of common stock issuable upon the conversion of the Company's preferred stock. The preferred stock will convert automatically into common stock at a conversion ratio of 50,000 : 1 when our Articles of Incorporation are amended to increase the number of authorized shares of common stock sufficient to enable such conversion. This ratio is fixed (subject to adjustment only in the case of stock splits, stock dividends, capital reclassifications and similar events) and is not dependent on the market value of the common stock or any similar factor. The preferred stock contains no obligatory dividends and no preferences over the common stock with respect to dividends, liquidation or other matters (other than the power to vote with the common stock on an as-converted basis).

(2)

Includes 500,000 shares underlying an option currently exercisable at $.29 per share, 300,000 shares underlying an option currently exercisable at $2.25 per share, and 275,000 shares underlying an option that will become exercisable at $.40 per share. Also includes 40,000 shares underlying a warrant currently exercisable at $.625 per share, and 40,000 shares underlying a warrant currently exercisable at $1.25 per share.

(3)

Consists solely of shares held by Sun Solunet (further described in Note 9 and Note 10), over which he may be deemed to have control. Marc J. Leder and Rodger R. Krouse may each be deemed to control Sun Solunet, Sun Capital Partners II, L.P., Sun Capital Advisors II, L.P., and Sun Capital Partners LLC, as Leder and Krouse each own 50% of the membership interests in Sun Capital Partners LLC, which in turn is the general partner of Sun Capital Advisors II, L.P., which in turn is the general partner of Sun Capital Partners II, L.P., and Sun Capital Partners II, L.P. owns 99% of the membership interests of Sun Solunet. Therefore, Messrs. Leder and Krouse may each be deemed to have voting and dispositive power over the shares held by Sun Solunet.

(4)

Includes 275,000 shares underlying an option that will become exercisable at $.40 per share. The outstanding shares beneficially owned by Mr. Phelan are held of record by Mr. Phelan jointly with his wife. All of Mr. Phelan's shares are subject to a Shareholder Agreement that, among other things, (a) grants Sun Solunet LLC sole power to vote those shares, (b) grants Sun Solunet a right of first refusal on those shares, (c) obligates Mr. Phelan to sell his shares to a party that intends to purchase shares from Sun Solunet LLC, if so demanded by Sun Solunet LLC, and (d) grants Mr. Phelan the right to require a purchaser of shares from Sun Solunet LLC also to purchase a pro rata number of Mr. Phelan's shares on the same terms.

(5)	Consists solely of shares held by Hollger LLC, a privately held investment firm, over which Mr. Holloway may be deemed to have control.

(6)	Consists solely of 112,500 shares underlying an option that will become exercisable at $.40 per share.

(7)	Includes 156,250 shares underlying an option that will become exercisable at $.40 per share.

(8)

Includes 50,000 shares underlying an option currently exercisable at $.70 per share, 15,000 shares underlying an option currently exercisable at $.81 per share, 5,000 shares underlying an option currently exercisable at $10.82 per share, 10,000 shares underlying a warrant currently exercisable at $.625 per share and 10,000 shares underlying a warrant currently exercisable at $1.25 per share.

(9)

Consists of 19,500,000 shares of common stock owned directly by Sun Solunet and 500,000 shares of common stock owned by Mr. Phelan over which Sun Solunet has voting control. Marc J. Leder and Rodger R. Krouse may each be deemed to control Sun Solunet, Sun Capital Partners II, L.P., Sun Capital Advisors II, L.P., and Sun Capital Partners LLC, as Leder and Krouse each own 50% of the membership interests in Sun Capital Partners LLC, which in turn is the general partner of Sun Capital Advisors II, L.P., which in turn is the general partner of Sun Capital Partners II, L.P., and Sun Capital Partners II, L.P. owns 99% of the membership interests of Sun Solunet. Therefore, Messrs. Leder and Krouse may each be deemed to have voting and dispositive power over the shares held by Sun Solunet.

(10)

Consists of 729.371 shares of preferred stock owned directly by Sun Solunet, which are convertible into 36,468,562 shares of common stock, and 18.702 shares of preferred stock owned by Mr. Phelan over which Sun Solunet has voting control, which are convertible into 935,091 shares of common stock. Marc J. Leder and Rodger R. Krouse may each be deemed to control Sun Solunet, Sun Capital Partners II, L.P., Sun Capital Advisors II, L.P., and Sun Capital Partners LLC, as Leder and Krouse each own 50% of the membership interests in Sun Capital Partners LLC, which in turn is the general partner of Sun Capital Advisors II, L.P., which in turn is the general partner of Sun Capital Partners II, L.P., and Sun Capital Partners II, L.P. owns 99% of the membership interests of Sun Solunet. Therefore, Messrs. Leder and Krouse may each be deemed to have voting and dispositive power over the shares held by Sun Solunet.

Item 12. Certain Relationships and Related Transactions.

Pursuant to our acquisition agreement with Solunet Storage, Sun Solunet became our majority shareholder, holding 58.5% of our common stock (including shares of Series B Preferred Stock that is convertible into common stock). Sun Capital Partners II, LP (“Sun Capital II”) and Sun Capital Partners Management LLC (“Sun Capital Management”) are both affiliates of Sun Solunet.

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

In addition, under the Credit Support Agreement we may request at any time that Sun Capital II guaranty up to an additional $2 million of our debt. However, Sun Capital II has the discretion whether or not to issue such a guaranty if so requested. If it does issue such a guaranty and we do not discharge the debt or otherwise obtain a release of the guaranty within eighteen months after its issuance, we will issue warrants to Sun Capital II in payment for that guaranty, and we will be obligated to issue additional warrants to Sun Capital II as further payment at the end of each six-month period that the guaranty is not released. Sun Capital II has in fact issued a guaranty of up to $11 million, or $8 million more than the minimum committed amount. The Company and Sun Capital have not yet determined whether Sun Capital II is to be compensated for issuing guarantees in excess of the $5 million originally agreed upon, but there is a possibility that the Company will agree to compensate Sun Capital II (whether with shares, warrants, cash guarantee fees, or otherwise) for issuing the guarantees in an aggregate amount greater than its original commitment.

Also pursuant to our acquisition agreement with Solunet Storage, we entered into a Management Services Agreement with Sun Capital Management. This Management Services Agreement replaced and superseded a similar agreement between Sun Capital Management and Solunet Storage that was in effect prior to our acquisition of Solunet Storage. Pursuant to this agreement, we will receive financial and management consulting services from Sun Capital Management in exchange for a quarterly a fee of $75,000 per calendar quarter (plus reimbursement of out-of-pocket expenses). The fee is fixed at this rate through the quarter ending March 31, 2005, at which time it will be reset, based primarily on the fees Sun Capital Management is then charging the other Sun Capital portfolio companies. This agreement will remain in effect until our next annual meeting of shareholders and thereafter until the first date when all of the following have occurred: (a) the designees of Sun Capital Management and its affiliates no longer constitute a majority of our Board of Directors; (b) Sun Capital Management and its affiliates no longer own or control at least 30% of our outstanding shares; and (c) Sun Capital Management and its affiliates (including Sun Capital II) no longer guarantee any portion of our debt. If the foregoing three events have not yet occurred, the Management Services Agreement will nonetheless terminate on April 4, 2013.

Item 13. Exhibits and Reports on Form 8-K.

Exhibit Number	Description

2.1

Agreement and Plan of Merger dated March 31, relating to the acquisition of Solunet Storage. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed on April 3, 2003.

3.1	Amended and Restated Articles of Incorporation, Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed on November 14, 2001.

3.2	Designation of Series A and Series B Preferred Stock — April 3, 2003. Incorporated by reference to Exhibit 2.10 to our Current Report on Form 8-K dated April 1, 2003, filed on April 3, 2003

3.3	Second Amended and Restated Bylaws, effective April 4, 2003. Incorporated by reference to Exhibit 2.9 to our Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed on April 3, 2003

10.01

Credit and Security Agreement, dated May 31, 2001, by and between Storage Area Networks, Inc., and Wells Fargo Business Credit, Inc. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed on August 13, 2001

10.02

First Amendment to Credit and Security Agreement by and between Storage Area Networks, Inc. and Wells Fargo Business Credit, Inc. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, filed on May 14, 2002.

10.03

Subordination Agreement by and between SAN Holdings, Inc. and Wells Fargo Business Credit, Inc. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, filed on May 14, 2002.

10.04

Second Amendment, dated July 1, 2002, to Credit and Security Agreement, by and between Storage Area Networks, Inc., and Wells Fargo Business Credit, Inc. Incorporated by reference to Exhibit 10.16 to our Registration Statement on Form SB-2/A No. 2, File No. 333-87196, filed on November 4, 2002.

10.05

Fifth Amendment to Credit and Security to Agreement with Wells Fargo Business Credit, Inc. dated September 22, 2003. Incorporated by reference to Exhibit 10.1 to our Form 10-QSB for the quarter ended September 30, 2003, filed on November 13,2003

10.06

Patent and Trademark Security Agreement with Wells Fargo Business Credit, Inc., dated September 22, 2003. Incorporated by reference to Exhibit 10.2 to our Form 10-QSB for the quarter ended September 30, 2003, filed on November 13,2003

10.07	Shareholders Agreement dated April 4, 2003. Incorporated by reference from Exhibit 2.8 to our Current Report on Form 8-K dated April 4, 2003, filed on April 21, 2003

10.08	Credit Support Document dated March 31, 2003. Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K/A dated April 1, 2003, filed on April 3, 2003

10.09	Stock Option Agreement dated March 31, 2003. Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed on April 3, 2003

10.10	SANZ Common Stock Purchase Warrant dated April 4, 2003. Incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed on April 3, 2003

10.11	Management Services Agreement dated April 4, 2003. Incorporated by reference to Exhibit 2.5 to our Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed on April 3, 2003

10.12	Registration Rights Agreement dated April 4, 2003. Incorporated by reference to to Exhibit 2.6 to our Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed on April 3, 2003

10.13

SAN Holdings, Inc — Harris Trust and Savings Bank Loan dated May 16, 2003. Incorporated by reference to Exhibit 10.6 to our Form 10-QSB/A No. 1 for the quarter ended June 30, 2003, filed on October 2, 2003

Exhibit Number	Description

10.14

First Amendment, dated June 13, 2003, to San Holdings, Inc.- Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.7 to our Form 10-QSB/A No. 1 for the quarter ended June 30, 2003, filed on October 2, 2003

10.15

Second Amendment, dated June 20, 2003, to San Holdings, Inc.- Harris Trust and Savings Bank Loan Authorization Agreement Incorporated by reference to Exhibit 10.8 to our Form 10-QSB/A No. 1 for the quarter ended June 30, 2003, filed on October 2, 2003

10.16

Third Amendment, dated August 14, 2003, to San Holdings, Inc. — Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.9 to our Form 10-QSB/A No. 1 for the quarter ended June 30, 2003, filed on October 2, 2003

10.17	Fourth Amendment, dated November 26, 2003, to San Holdings, Inc. — Harris Trust and Savings Bank Loan Authorization Agreement. To be filed by amendment.

10.18	Fifth Amendment, dated February 27, 2004, to San Holdings, Inc. — Harris Trust and Savings Bank Loan Authorization Agreement. To be filed by amendment.

10.19

Solunet Storage Inc. — Harris Trust and Savings Bank Loan Authorization Agreement dated August 14, 2003. and Incorporated by reference to Exhibit 10.1- to our Form 10-QSB/A No. 1 for the quarter ended June 30, 2003, filed on October 2, 2003

10.20	2000 Stock Option Plan. Incorporated by reference to Exhibit 99.1 in the Form S-8 (File No. 333-81910), filed on January 31, 2002

10.21	2001 Stock Option Plan. Incorporated by reference to Exhibit 99.2 in the Form S-8 (File No. 333-81910), filed on January 31, 2002.

10.22	2003 Stock Option Plan. Filed herewith.

10.23

Executive Employment Agreement dated February 1, 2001 - John Jenkins. Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.

10.24

Executive Employment Agreement dated December 19, 2001- Brendan T. Reilly. Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.

10.25

Executive Employment Agreement dated December 19, 2001- Hugh A. O'Reilly. by reference to Exhibit 10.10 to the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.

10.26

Amended and Restated Employment Agreement dated August 19, 2002 - Fred T. Busk, III. Incorporated by reference to Exhibit 10.17 to our Registration Statement on Form SB-2/A No. 2, File No. 333-87196, filed on November 4, 2002.

22.01	List of Subsidiaries. Filed herewith.

23.01	Consent of Grant Thornton LLP. Filed herewith

31.01	CEO and CFO Certification pursuant to Rule 13a-14(a)/15(d)-14(a). Filed herewith

32.01	CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350). Filed herewith

99.01	Reconciliation of EBITDA to Net Loss. Filed herewith

(b) Reports filed on Form 8-K. On November 20, 2003 we filed a Report on Form 8-K, filing with the Commission a press release disseminated on November 13, 2003 relating to our financial condition and results of operations for the period ended September 30, 2003

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that the Company incurred for audit and other services provided by Grant Thornton LLP (“Grant Thornton”):

	2003	2002
Audit Fees	$470,000	$ 78,000
Audit-Related Fees	--	32,000
Tax Fees	37,000	26,000
All Other Fees	--	--

Total	$507,000	$136,000

Audit Fees. This category includes the audit of the Company’s annual financial statements, review of financial statements included the Company’s Form 10-QSB Reports and services that normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of annual “management letter” on internal control matters. For 2003, the amount stated includes (a) $365,000 for the audits of StorNet, Inc. for the year ended December 31, 2001 and the nine month period ended September 25, 2002, and the audit of Solunet Storage Holding Corp. for the period from September 26 through December 31, 2002, and (b) $105,000 for the audit and quarterly reviews of SAN Holdings, Inc. for the year ended December 31, 2003.

Audit-Related Fees. This category consists of assurance and related services by the Company’s auditors that reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.” For 2002, the services for the fees disclosed under this category include accounting advice and due diligence services in connection with an acquisition and assistance with our preparation of a selling shareholder registration statement.

Tax Fees. This category consists of professional services rendered by the Company’s auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN Holdings, Inc. (Registrant)
Date: March 30, 2004	By: /s/ John Jenkins John Jenkins Chief Executive Officer and Acting Chief Financial Officer (Principal Financial Officer)

Date: March 30, 2004	By: /s/ Daniel B. Hemphill Daniel B. Hemphill Controller (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2004	/s/ Robert K. Brooks Robert K. Brooks, Director

Date: March 30, 2004	/s/ John Jenkins John Jenkins, Director

Date:________________	Rodger Krouse, Director

Date: March 30, 2004	/s/ Marc Leder Marc Leder, Director

Date: March 30, 2004	/s/ Brendan T. Reilly Brendan T. Reilly, Director

Date: March 30, 2004	/s/ Clarence Terry Clarence Terry, Director