Form 10KSB/A
period 2003-12-31
SAN HOLDINGS INC
filed 2004-04-22
CIK 799097

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

Explanatory Note: This amendment is filed to include an Exhibit inadvertently omitted from the prior filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN Holdings, Inc. (Registrant)
Date: April 22, 2004	By: /s/ John Jenkins John Jenkins, Chief Executive Officer Acting Chief Financial Officer and Principal Financial Officer