Form 10-Q
period 2004-03-31
SAN HOLDINGS INC
filed 2004-05-11
CIK 799097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission File Number 0-16423

SAN Holdings, Inc.
(Exact name of registrant as specified in its charter)

Colorado	84-0907969
(State of incorporation)	(I.R.S. Employer ID No.)

900 W. Castleton Road, Suite 100, Castle Rock, CO 80109
(Address of principal executive offices)

(303) 660-3933
(Registrant’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes [    ]            No [X]

As of May 7, 2004, 95,811,278 common shares, no par value per share, were outstanding.

SAN Holdings, Inc.

Part I. Financial Information

Item 1. Financial Statements

SAN Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except for share data)

	March 31 2004 (Unaudited)	December 31 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 1,364	$ 3,792
Accounts receivable, net of allowance for doubtful accounts of
$430 and $336, respectively	17,493	15,212
Inventories, net of valuation allowance of $578 and $707,
respectively	663	1,427
Deferred maintenance contracts	2,547	2,629
Prepaid expenses and other current assets	1,188	1,136

Total current assets	23,255	24,196

Property and equipment, net	1,006	1,014
Capitalized software, net	228	241
Goodwill	32,008	32,008
Intangible assets, net	2,666	2,820
Other assets	164	190

Total long-term assets	36,072	36,273
TOTAL ASSETS	$ 59,327	$ 60,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit - Wells Fargo Business Credit, Inc.	$ 8,787	$ 8,253
Line of credit - Harris Trust and Savings Bank	11,000	8,200
Accounts payable	8,275	13,145
Accrued expenses	3,737	2,801
Deferred revenue	3,964	4,022

Total current liabilities	35,763	36,421
Commitments and contingencies
Stockholders’ equity
Preferred stock; Series A; no par value; 8,000 shares authorized;	--	--
-0- shares issued and outstanding, respectively
Preferred stock; Series B; no par value; 2,000 shares authorized;	12,718	12,718
748.07306 shares issued and outstanding
Common stock; no par value, 75,000,000 shares authorized;	19,859	19,859
58,407,625 shares issued and outstanding
Warrants	3,222	3,222
Accumulated deficit	(12,235)	(11,751)

Total stockholders’ equity	23,564	24,048

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 59,327	$ 60,469

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2004	2003
		Predecessor (See Note 1)
Revenue
Sales of hardware, software and services	$ 14,962	$ 6,318
Maintenance services	1,699	703
Maintenance contract fees, net	178	125

Total revenue	16,839	7,146
Cost of revenue	12,717	5,592

Gross profit	4,122	1,554

Operating expenses
Selling, general and administrative	3,998	2,748
Depreciation and amortization	311	65

Total operating expenses	4,309	2,813
Loss from operations	(187)	(1,259)
Other income (expense)
Interest expense	(289)	(166)
Other income (expense), net	(8)	(15)

Net loss	(484)	(1,440)
Basic and diluted net loss per share	$ (0.01)	$ (0.07)

Weighted average shares outstanding - basic and diluted	58,407,625	20,000,000

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2004	2003
		Predecessor (See Note 1)
Cash flows from operating activities:
Net loss	$ (484)	$(1,440)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	94	(92)
Depreciation and amortization	311	65
Changes in operating assets and liabilities:
Accounts receivable	(2,375)	1,956
Inventories	764	1,147
Deferred maintenance contracts	82	(872)
Prepaid expenses	(52)	86
Other assets	8	21
Accounts payable	(4,870)	(54)
Accrued expenses	936	(398)
Deferred revenue	(58)	439

Net cash provided by (used in) operating activities	(5,644)	858

Cash flows from investing activities:
Purchase of property and equipment	(100)	(11)
Capitalized software costs	(18)	--

Net cash used in investing activities	(118)	(11)
Cash flows from financing activities:
Net borrowings (payments) on line of credit - Harris Trust and Savings Bank	2,800	(5,614)
Borrowings on line of credit - The CIT Group	--	5,463
Net borrowings on line of credit - Wells Fargo Business Credit, Inc.	534	--
Payments on notes payable to suppliers	--	(409)
Debt issuance costs	--	(267)

Net cash provided by (used in) financing activities	3,334	(827)
Net increase (decrease) in cash and cash equivalents	(2,428)	20

Cash and cash equivalents at beginning of period	3,792	13

Cash and cash equivalents at end of period	$ 1,364	$ 33

Supplemental disclosure of other cash flow information:
Interest paid	$ 257	$ 206

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with US GAAP. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Effective April 1, 2003, SAN Holdings, Inc. (“SANZ”) completed a business combination with Solunet Storage Holding Corp. (“Solunet Storage”) and, indirectly, its operating subsidiary Solunet Storage, Inc. (d/b/a “StorNet Solutions”). Solunet Storage was majority-owned by Sun Solunet LLC (“Sun Solunet”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”), a private investment fund. Upon the completion of the business combination, Sun Solunet became the majority stockholder of SANZ. The business combination was accounted for as a reverse acquisition, with Solunet Storage being treated as the acquirer for accounting purposes. As a result, for all periods prior to April 1, 2003, the financial statements of Solunet Storage have been adopted as SANZ’ historical financial statements. The financial statements presented in this Report as the financial statements of SANZ consist of the accounts of Solunet Storage for all periods presented, together with the assets, liabilities and results of operations of SAN Holdings, Inc., and its subsidiary from April 1, 2003. Accordingly, the information presented in the Statements of Operations for the three months ended March 31, 2003 and the Statement of Cash Flows for that period both consist solely of the results of operations and cash flows of Solunet Storage.

   NOTE 2 – FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures, as permitted by the SEC), which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception and incurred a net loss of $5,938,000 for the year ended December 31, 2003, and a net loss of $484,000 for the three months ended March 31, 2004. In addition, as of March 31, 2004, we have negative working capital (current liabilities in excess of current assets) of $12,508,000. Accordingly, the recoverability of a major portion of the recorded asset amounts as of March 31, 2004 is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

We completed the business combination with Solunet Storage on April 1, 2003, described in Note 1, to achieve the economies that we believe are available by spreading our fixed cost base across a greater volume of sales. As anticipated, the cost reductions afforded by the combination have been phased in over a period of time, and, therefore, have not been realized throughout the period that the companies have been combined. We continue to examine our operations for opportunities to extract additional costs at the same time as we seek to increase our sales and gross profits in order to achieve sustained profitability.

As a result of the business combination with Solunet Storage, the Company has substantially increased its accounts receivable, which is the borrowing base for its principal borrowing facility with Wells Fargo Business Credit, Inc. (“Wells Fargo”). In September 2003, the Company executed an amendment to increase the maximum borrowing limit under this facility from $7 million to $12 million. At March 31, 2004, the Company had $1.3 million of additional availability on this line. The increased borrowing limit, combined with expanding supplier lines of credit, are anticipated to provide continued liquidity until we reach profitability. However, our ability to borrow under the Wells Fargo facility is subject to maintaining our accounts receivable balance at current levels, as well as complying with the financial covenants we have made to the lender. If we are unable to comply with our financial covenants to the lender, the facility could cease to be available to us. As of March 31, 2004, the Company was in compliance with all of the financial covenants, and, as part of the line of credit agreement, will receive, effective May 1, 2004, a reduction of 0.5% in the interest rate charged by Wells Fargo. This line of credit agreement expires in May 2005.

SAN Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Also in 2003, the Company further enhanced its liquidity through two additional revolving credit lines with Harris Trust and Savings Bank (“Harris Trust”). Sun Capital, an affiliate of the Company’s majority stockholder, has guaranteed both of these credit lines. In March 2004, we amended one these credit lines to increase the maximum aggregate availability by $2.0 million to $11.0 million. Of this increased amount, $1.0 million is a short-term increase that expires in June 2004. The other $1.0 million of the increase will remain available until the end of the loan term in May 2005. At March 31, 2004, we have borrowed $11.0 million on these two facilities. Subsequent to March 31, 2004 we repaid the $1.0 million that would otherwise come due in June 2004.

NOTE 3 – STOCK-BASED COMPENSATION

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, no compensation expense has been recognized in connection with the grant of stock options to employees and directors during the periods presented, as all options granted had an exercise price equal to the market value of the underlying stock at the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended March 31,
	2004	2003
		Predecessor (See Note 1)
Net loss, as reported	$ (484)	$ (1,440)
Deduct, Total stock-based compensation expense determined under
fair-value based method, net of related tax effects	(231)	--

Pro forma net loss	$ (715)	$ (1,440)

Basic and diluted net loss per share:
As reported	$ (0.01)	$ (0.07)
Pro forma	$ (0.01)	$ (0.07)

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. At March 31, 2004, the Company had 748.07306 shares of Series B convertible preferred stock outstanding, which were convertible into an aggregate of 37,403,653 shares of common stock. The Company’s majority stockholder, Sun Solunet, and the other prior owner of Solunet Storage held all of the convertible preferred shares. These convertible preferred shares together with warrants and options outstanding to purchase an aggregate of 40,158,388 shares of common stock as of March 31, 2004 have been excluded from the diluted share calculation, as they were antidilutive as a result of the net loss incurred. For 2003, options and warrants outstanding were zero and pertain to the accounts of the Company’s accounting-predecessor, Solunet Storage. Accordingly, basic shares equal diluted shares for all periods presented.

At the Annual Meeting of Shareholders held on April 12, 2004, SANZ’ shareholders voted to amend the Company’s Articles of Incorporation to increase the authorized common stock from 75,000,000 shares to 200,000,000 shares. An amendment to the Company’s Articles of Incorporation implementing that increase was filed and became effective on April 13, 2004. The terms of the Series B Preferred Stock provided that all of those shares would convert into common stock — automatically and at a fixed conversion ratio — at such time as SANZ had sufficient authorized common shares to permit that conversion. Accordingly, the increase in our authorized shares of common stock on April 13, 2004 caused all of the Company’s previously outstanding Series B Preferred Stock to convert into common stock at a ratio of 50,000:1, or into a total of 37,403,653 shares of common stock. Following that conversion, there are now 95,811,278 shares of common stock outstanding and zero shares of Series B Preferred Stock outstanding.

SAN Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 – DEBT

In March 2004, the Company amended one of its two revolving credit facilities with Harris Trust, increasing the borrowing availability from $4.8 million to $6.8 million. Of this increased amount, $1.0 million expires in June 2004, and the other $1.0 million expires at the end of the loan term in May 2005. Borrowing availability on the other Harris credit facility remains at $4.2 million, resulting in aggregate availability under the two facilities of $11.0 million at March 31, 2004. During the quarter ended March 31, 2004, the Company borrowed an additional $2.0 million and $0.8 million on these two facilities, respectively. As a result of these borrowings, the total outstanding debt with Harris Trust at March 31, 2004 was $11.0 million. The $1.0 million portion expiring in June 2004 was repaid subsequent to March 31, 2004.

In January 2003, the Company entered into a revolving credit facility with The CIT Group (“CIT”), supported by a limited guaranty by an affiliate of Sun Solunet. This facility replaced a then-existing Harris Trust credit facility. At March 31, 2003, the Company had a total of $5.5 million outstanding on the CIT credit facility. After the business combination of SANZ and Solunet Storage in April 2003, the Company refinanced the CIT credit facility with a new credit facility with Harris Trust, referred to above as the “other” facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements. Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to numerous risks and uncertainties. Statements that are not historical or current facts are “forward-looking statements,” which often (but not always) can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative of those terms. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other applicable federal securities laws. Any such forward-looking statements, which speak only as of the date made, represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to known and unknown risks, uncertainties and important factors beyond the control of the Company that could cause actual results, performance, achievements or events to differ materially from historical results of operations and events and those presently anticipated or projected. Factors that may cause such differences include, but are not limited to: the rate of growth in the market for data storage products generally and for the types of products we sell in particular; the continued and future acceptance of the products we sell; the presence of competitors with greater technical, marketing and financial resources; our ability to promptly and effectively respond to technological change to meet evolving customer needs; our ability to successfully expand our operations; our success at integrating with our own operations the operations and management of any business we acquire, and potential volatility with interest rates. Additional factors are discussed in the Company’s Form 10-KSB for the year ended December 31, 2003 and its other reports filed with the Securities and Exchange Commission, to which reference should be made.

Overview

SANZ (the “Company” or “we”) provides sophisticated enterprise-level data storage and data management solutions to commercial and government clients. We focus on the design, delivery and management of data storage systems, especially those that are built using a network architecture. Because we typically design integrated solutions for our clients rather than merely selling them hardware, we are known in the industry as a “storage solution provider.”

In the course of our business, we provide the following products and services:

o	Storage solutions that we design and deliver as a customized project to meet a client’s specific needs.
o	Storage-related consulting services.
o	Maintenance services on storage hardware and software.
o	EarthWhereTM software, a proprietary storage-related software product that facilitates data access and management for geospatial imagery users.

SANZ’ current line of business operations commenced in 2000. Effective April 1, 2003, we completed the acquisition of Solunet Storage. As previously discussed, the transaction was accounted for as a reverse acquisition, and as a result the financial statements of Solunet Storage have been adopted as the historical financial statements of SANZ for all periods prior to April 1, 2003.

Recent Developments

In March 2004, we reached an agreement with Harris Trust to increase our borrowing availability on one of our credit lines from $4.8 million to $6.8 million. Our total borrowing availability on the two Harris credit lines is $11.0 million.

As part of the consideration paid in our April 2003 acquisition of Solunet Storage, we issued certain shares of Series B Preferred Stock. In April 2004, the Series B Preferred Stock converted into a total of 37,403,653 shares of common stock automatically upon our amendment of our Articles of Incorporation to increase the number of common shares we are authorized to issue. There are a total of 95,811,278 issued and outstanding shares of common stock after this conversion.

Results of Operations

It is important to note that the consolidated financial statements do not include the operations of SANZ prior to April 1, 2003 (referred to as “legacy SANZ”). As such, we believe that a comparison of the results of operations of both Solunet Storage and legacy SANZ combined on a pro forma basis for the first quarter of 2003 is important to the understanding of our first quarter 2004 results. Accordingly, we have included a discussion and analysis below of 2003 to 2004 reported results and 2003 pro forma combined results to 2004 reported results.

Results of Operations for the Three Months Ended March 31, 2004
Compared to the Three Months Ended March 31, 2003

Sales. Our sales for three months ended March 31, 2004 were $16.8 million as compared to $7.1 million for the three months ended March 31, 2003, an increase of $9.7 million or 136%. The increase is primarily a result of the combination of sales of legacy SANZ and Solunet Storage for 2004. Specifically, sales of hardware, software and services increased from $6.3 million in 2003 to $15.0 million in 2004, a 137% increase. Revenue from maintenance services increased from $0.7 million to $1.7 million from 2003 to 2004, a 142% increase. Revenue from maintenance contract fees as percentage of total revenue remained relatively immaterial, increasing from $0.1 million in 2003 to $0.2 million in 2004.

Gross Profit. Gross profit for the three months ended March 31, 2004 was $4.1 million as compared to $1.6 million for the corresponding 2003 period, an increase of 156%. Gross margin as a percent of sales was 24.5% for the 2004 quarter compared to 21.7% for the prior year quarter. The increase is a result of incremental gross margin increases approximately 1% in both our hardware and software category and our maintenance services category, coupled with a shift in our product mix to increase our sales of professional services and internal maintenance services, which are higher margin revenue categories than hardware and software. These increases are attributable to slight changes in customer mix and to more favorable business conditions in 2004 as compared to 2003.

Operating Expenses. Operating expenses comprise selling, marketing, engineering, and general and administrative expenses, as well as depreciation and amortization expense. For the three months ended March 31, 2004, operating expenses, excluding depreciation and amortization, were $4.0 million as compared to $2.7 million for the three months ended March 31, 2003, an increase of $1.3 million or 48%. The increase is primarily due to the additional personnel and related cost increases from the SANZ and Solunet combination. Total headcount (for Solunet Storage alone) in the first quarter of 2003 was approximately 104, whereas total headcount (for the combined organization) as of the end of the first quarter of 2004 was 121. However, for the first quarter of 2004, operating expenses reflect increases in several variable expenses, most notably sales commissions, travel, meals and entertainment. Depreciation and amortization expense for the first quarter of 2004 was $311,000 as compared to $65,000 for the first quarter of 2003, an increase of $246,000. The primary increase was in amortization expense, which increased $171,000 as a result of amortization of intangibles recorded as part of the SANZ and Solunet Storage business combination on April 1, 2003.

Interest Expense. Interest expense for the first quarter of 2004 was $289,000 as compared to $166,000 for the first quarter of 2003, an increase of $123,000 or 74%. The increase is primarily due to increased debt borrowings in 2004 as compared to 2003. Average debt outstanding for the first quarter of 2004 was $18.1 million as compared to $10.3 million for the first quarter of 2003.

Results of Operations for the Three Months Ended March 31, 2004
Compared to Pro Forma Results of Operations for the Three Months Ended March 31, 2003

Sales. Our sales for three months ended March 31, 2004 were $16.8 million as compared to the combined sales of both SANZ and Solunet Storage (on a pro forma basis) of $14.7 million for the three months ended March 31, 2003, an increase of $2.1 million or 14%. The increase is the result of a significant increase in our commercial market sector of 24%, offset by a decrease of 6% in our government market sector (federal and non-federal). Sales of hardware, software and services on a pro forma combined basis for 2003 increased from $13.7 million to $15.0 million in 2004, a 9% increase. Revenue related to internal maintenance services on a pro forma combined basis for 2003 increased from $0.7 million to $1.7 million for 2004, a 142% increase. Revenue from maintenance contract fees on a pro forma combined basis for 2003 decreased from $0.3 million to $0.2 million for 2004. Both the increase in revenue from internal maintenance services and the decrease in revenue from maintenance contract fees from 2003 to 2004 are directly related to the legacy SANZ shift from reselling supplier provided maintenance (i.e., maintenance contract fees) to providing “first call maintenance” services (i.e., maintenance services).

Gross Profit. Gross profit for the three months ended March 31, 2004 was $4.1 million as compared to the pro forma combined gross profit for the three months ended March 31, 2003 of SANZ and Solunet Storage of $2.6 million, an increase of $1.5 million or 58%. Along with higher sales volumes mentioned above, the primary increase in the gross profit from 2003 to 2004 was the significantly higher gross margin of 24.5% for 2004 compared to the pro forma combined 2003 gross margin of 17.4%. The improved margin is a result of increased professional services revenue and increased commercial sector revenue, both of which have higher gross margins, and, to a lesser extent, more favorable business conditions existing in 2004 as compared to 2003.

Operating Expenses. For the three months ended March 31, 2004, operating expenses, excluding depreciation and amortization, were $4.0 million as compared to the pro forma combined operating expenses for the three months ended March 31, 2003, of SANZ and Solunet Storage of $4.8 million, a decrease of $0.8 million or 16%. This decrease is a result of significant personnel reductions made during 2003 after the combination of the two companies, particularly in areas such as administration and engineering where we had duplicate and/or redundant positions between the two companies. Total pro forma combined headcount for SANZ and Solunet Storage as of the end of the first quarter of 2003 was approximately 160 as compared to actual headcount of 121 as of the end of the first quarter of 2004. Depreciation and amortization expense for the first quarter of 2004 was $311,000 as compared to the pro forma combined amount of $197,000 for the first quarter of 2003, an increase of $114,000. The primary increase was in amortization expense of intangibles recorded as part of the SANZ and Solunet Storage business combination, which was $99,000 for 2004.

Interest Expense. Interest expense for the first quarter of 2004 was $289,000 as compared to the pro forma combined amount of $240,000 for the first quarter of 2003, an increase of $49,000 or 20%. The increase is primarily due to increased debt borrowings in 2004 as compared to pro forma combined debt borrowing in 2003. Average debt outstanding for the first quarter of 2004 was $18.1 million as compared to pro forma combined debt borrowing of SANZ and Solunet Storage of $14.2 million for the first quarter of 2003.

Liquidity and Capital Resources

Liquidity

As of March 31, 2004, we had $1.4 million in cash and $1.3 million of additional availability on our line of credit with Wells Fargo, resulting in total cash and availability of $2.7 million. Our line of credit with Wells Fargo is an asset-based line dependent at any time on our having adequate eligible accounts receivable to support borrowings. This line of credit also requires us to comply with certain financial covenants, which we complied with as of March 31, 2004. This line currently bears interest at the rate of Prime + 5%, subject to a revision effective May 1, 2004 to Prime + 4.5% based on our financial covenant compliance at March 31, 2004. The line of credit expires in May 2005.

We also maintain two credit lines with Harris Trust which aggregate $11 million at March 31, 2004. One facility, which allows us to borrow up to $6.8 million, is guaranteed by Sun Capital Partners II, LP, an affiliate of our majority shareholder, is unsecured and does not require the maintenance of specified financial covenants. The second facility, which allows us to borrow up to $4.2 million, is also guaranteed by Sun Capital Partners II. LP, is secured by certain assets of Solunet Storage and is not subject to any material financial covenants. Both of these credit facilities bear interest at the rate of Prime + 0.25%. Management believes that over the remainder of 2004 the Company will be able to pay down its Harris Trust debt to an amount equal to or less than the $5.0 million (originally agreed to in connection with the Solunet Storage acquisition) through a combination of additional borrowings on its Wells Fargo credit facility, and, possibly, through refinancing a portion through a replacement debt facility.

We have generated positive earnings before interest, taxes, depreciation, amortization and other income and expense (“EBITDA”) for the current quarter as well as the prior two quarters, but have incurred net losses for each of those periods. From a historical perspective, these losses have decreased, but nonetheless reflect the fact that we must achieve either greater gross profits, or a continued reduction of operating expenses, or a combination of both, if we are to become profitable. A discussion of our use of EBITDA, which is a non-GAAP financial measure, is included in our 2003 Annual Report on Form 10-KSB.

The cost reduction actions taken to date and continued efforts to minimize expense, coupled with stabilization or modest increases in gross profit, are currently projected to enable the Company to become profitable and cash flow positive without raising additional capital. However, there can be no assurance that we will succeed in doing so. For this reason, as well as uncertainty regarding the turnaround in the larger economy, there is a possibility that we will need either to further cut costs (which could entail curtailing certain operations), or to raise additional debt or equity capital, or both. If we do seek to raise debt or equity capital, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid further cost cutting. If equity capital were raised, the issuance of those shares would also be dilutive to the ownership interest of all other shareholders.

Cash and Cash Flows

Our cash and cash equivalents decreased from $3.8 million at December 31, 2003 to $1.4 million at March 31, 2004. For the three months ended March 31, 2004, our operating activities used $5.6 million of cash. Significant uses of cash from operations were: (1) a decrease in accounts payable of $4.9 million, primarily from the replacement of a significant supplier and the resultant pay-down of amounts owed to this supplier, and the timing of significant vendor payments made at the end of March 2004; (2) an increase in our accounts receivable, primarily from a $2.1 million “pass-through” leased equipment transaction (where we invoiced a customer on behalf of the leasing company). This accounts receivable transaction was offset by a liability of $2.1 million due to the leasing company, and the combination of the two had no cash flow impact.. In addition, cash from operations was increased from a reduction of inventories of $0.8 million, a reduction of deferred maintenance contracts of $0.1 million and an increase in accrued liabilities of $0.9 million, which was largely due to the “offset” liability recorded, as discussed above.

Cash used in investing activities for the first quarter of 2004 was comprised of purchases of equipment of $100,000 and capitalized software costs of $18,000. Cash provided by financing activities for the first quarter of 2004 consisted of additional borrowings of $2.8 million on our Harris Trust credit facilities and net borrowings of $0.5 million on our Wells Fargo line of credit.

Capital Resources

We anticipate our capital expenditures for the remainder of 2004 to be consistent with that of the first quarter of 2004 – approximately $100,000 per quarter. We expect to fund these expenditures from cash from operations.

Contractual Obligations

We are committed to make payments under long-term and other obligations. Our cash payments due under contractual obligations as of March 31, 2004 are as follows:

(In thousands)	Less than 1 Year	1 - 3 Years	Total
Line of credit obligations	$19,787	$ --	$19,787
Operating lease obligations	556	809	1,365

	$20,343	$ 809	$21,152

The line of credit obligations are comprised of $8.8 million due to Wells Fargo and $11.0 million due to Harris Trust. The Wells Fargo facility is classified as “less than one year” because it is a revolving demand note, although the facility does not expire until May 2005. We have no reason to believe that this facility will not be extended at that time. In addition, we expect to be able to utilize availability on the Wells Fargo line to replace a portion of borrowings due to Harris Trust. Currently, we are exploring other financing alternatives for replacing all or a portion of the Harris Trust debt, which include debt or equity. If we do seek to raise debt or equity capital, there is no assurance that it will be available on favorable terms.

Critical Accounting Policies

We have not adopted any material changes to our critical accounting policies from those discussed under this heading in our Annual Report on Form 10-KSB.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our outstanding bank debt. At March 31, 2004, we had $19.8 million in bank debt that was tied to changes in the Prime rate. Our Harris Trust debt of $11.0 million bears interest at the rate of Prime + 0.25% and our Wells Fargo line of credit of $8.8 million bears interest at the rate of Prime + 5%. At March 31, 2004, a hypothetical 50 basis point increase in the Prime rate would result in additional interest expense of $98,000 on an annualized basis, assuming estimated borrowing amounts of $11.0 million for Harris Trust and $8.5 million for Wells Fargo.

Currently, we do not utilize interest rate swaps or other types of financial derivative instruments.

Item 4. Controls and Procedures

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

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

At the Annual Meeting of Shareholders held on April 12, 2004, subsequent to the period covered by this Quarterly Report, our shareholders voted to amend the Company’s Articles of Incorporation to increase our authorized common stock from 75,000,000 shares to 200,000,000 shares. Further details of this vote are included below in Item 4, “Submission of Matters to a Vote of Security Holders.” An amendment to our Articles of Incorporation implementing that increase was filed and became effective on April 13, 2004.

As part of the consideration paid in our April 2003 acquisition of Solunet Storage, we issued at that time certain shares of Series B Preferred Stock. The terms of the Series B Preferred Stock provided that all of those shares would convert into common stock — automatically and at a fixed conversion ratio — at such time as we had sufficient authorized common shares to permit that conversion. Further details regarding the Series B Preferred Stock may be found in our Report on Form 8-K dated April 4, 2003, and in our Quarterly Report on Form 10-Q dated June 30, 2003. Accordingly, the increase in our authorized shares of common stock on April 13, 2004 caused all of the Company’s previously outstanding Series B Preferred Stock to convert into common stock at a ratio of 50,000:1, or into a total of 37,403,653 shares of common stock. Following that conversion, there are now 95,811,278 shares of common stock outstanding and zero shares of Series B Preferred Stock outstanding. The shares of common stock issued upon the conversion were not registered under the Securities Act, but were issued pursuant to exemptions provided by Sections 3(a)(9) and 4(2) of that Act for exchanges of securities and for non-public offerings.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on April 12, 2004 (subsequent to the period covered by this Quarterly Report), as announced in our Notice of Meeting and Proxy Statement dated February 12, 2004. At the meeting, the stockholders elected all of the nominees for Director named in the Proxy Statement and approved all of the other matters described in that Proxy Statement, as follows:

Each of the nominees for Director was elected by the following votes:

	Number of Shares
	For	Withheld
John Jenkins	80,747,259	61,108
Marc J. Leder	80,726,759	81,608
Rodger R. Krouse	80,726,759	81,608
Clarence E. Terry	80,726,759	81,608
Michael J. Phelan	80,726,810	105,557
David L. Kreilein	80,681,744	126,623
Benjamin S. Emmons	80,712,773	95,594
Steven M. Liff	80,713,482	94,885
Gary F. Holloway	80,728,246	80,121
George R. Rea	80,693,412	114,955
C. Daryl Hollis	80,668,536	139,831

The Proposal to amend the Articles of Incorporation to increase our authorized common stock from 75,000,000 shares to 200,000,000 shares, which required the approval of the common and Series B Preferred Stock voting together as a single class and the approval of the common stock voting separately, was approved as follows:

	For	Against	Abstain	Non-Votes
Common and Preferred
voting together	79,231,590	1,511,577	65,200	-0-
Common stock
voting separately	41,827,937	1,511,577	65,200	-0-

The Proposal to amend the Articles of Incorporation to limit certain distributions, which required the approval of the common and Series B Preferred Stock voting together as a single class, was approved as follows:

For	Against	Abstain	Non-Votes
71,194,940	310,810	68,243	9,234,374

The Proposal to ratify the appointment of Grant Thornton LLP, which required the approval of the common and Series B Preferred Stock voting together as a single class, was approved as follows:

For	Against	Abstain	Non-Votes
80,730,968	51,889	25,510	-0-

Item 5.    Other Information

In May 2004, our Board of Directors adopted a new Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Controller and other members of senior management. A copy of that Code has been filed as an Exhibit to this Report.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with this Form 10-Q:

3.1	Second Amended and Restated Articles of Incorporation of SAN Holdings, Inc., as filed with the Colorado Secretary of State on April 13, 2004.

10.1	Fifth Amendment, dated February 27, 2004, to San Holdings, Inc. - Harris Trust and Savings Bank Loan Authorization Agreement.

14.1	Code of Ethics for Officers of SAN Holdings, Inc. and Subsidiaries, adopted on May 7, 2004.

31.1	CEO Certification pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	CFO Certification pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Reports on Form 8-K.

(i)

 On March 12, 2004, we filed a Report on Form 8-K, filing with the Commission a press release disseminated on March 11, 2004 related to our preliminary results of operations for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN Holdings, Inc. (Registrant)
Date: May 11, 2004	By: /s/ John Jenkins John Jenkins, Chief Executive Officer

Date: May 11, 2004	By: /s/ Robert C. Ogden Robert C. Ogden, Chief Financial Officer (Principal Financial Officer)