Form 10-Q
period 2004-06-30
SAN HOLDINGS INC
filed 2004-08-16
CIK 799097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission File Number 0-16423

SAN Holdings, Inc.
(Exact name of registrant as specified in its charter)

Colorado	84-0907969
(State of incorporation)	(I.R.S. Employer ID Number)

9800 Mt. Pyramid Ct., Suite 130, Englewood, CO 80112-2694
(Address of principal executive offices)

(303) 660-3933
(Registrant’s telephone number)

900 W. Castleton Rd., Suite 100, Castle Rock, CO 80109
(Former Address)

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

As of August 13, 2004, 95,811,278 common shares, no par value per share, were outstanding.

SAN Holdings, Inc.

Part I. Financial Information

Item 1. Financial Statements

SAN Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except for share data)

	June 30 2004 (Unaudited)	December 31 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 944	$ 3,792
Accounts receivable, net of allowance for doubtful accounts of
$181 and $336, respectively	12,526	15,212
Inventories, net of valuation allowance of $396 and $707,
respectively	838	1,427
Deferred maintenance contracts	2,544	2,629
Prepaid expenses and other current assets	1,016	1,136

Total current assets	17,868	24,196

Property and equipment, net	1,125	1,014
Capitalized software, net	300	241
Goodwill	32,008	32,008
Intangible assets, net	2,513	2,820
Other assets	175	190

Total long-term assets	36,121	36,273
TOTAL ASSETS	$ 53,989	$ 60,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit - Wells Fargo Business Credit, Inc.	$ 5,042	$ 8,253
Line of credit - Harris Trust and Savings Bank	10,900	8,200
Accounts payable	10,286	13,145
Accrued expenses	1,983	2,801
Deferred revenue	3,677	4,022

Total current liabilities	31,888	36,421
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock; Series A; no par value; 8,000 shares authorized;
-0- shares issued and outstanding	--	--
Preferred stock; Series B; no par value; 2,000 shares authorized;
-0- and 748.07306 shares issued and outstanding, respectively	--	12,718
Common stock; no par value, 200,000,000 shares authorized;
95,811,278 and 58,407,625 shares issued and
outstanding, respectively	32,577	19,859
Warrants	3,222	3,222
Accumulated deficit	(13,698)	(11,751)

Total stockholders’ equity	22,101	24,048

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 53,989	$ 60,469

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
				Predecessor (See Note 1)
Revenue
Sales of hardware, software and services	$ 13,369	$ 15,881	$ 28,331	$ 22,199
Maintenance services	1,630	1,216	3,329	1,919
Maintenance contract fees, net	249	285	427	410

Total revenue	15,248	17,382	32,087	24,528

Cost of revenue	12,129	13,083	24,846	18,651

Gross profit	3,119	4,299	7,241	5,877

Operating expenses
Selling, general and administrative	4,141	5,190	8,139	7,999
Acquisition-related costs	--	1,958	--	1,958
Depreciation and amortization	400	544	711	609

Total operating expenses	4,541	7,692	8,850	10,566

Loss from operations	(1,422)	(3,393)	(1,609)	(4,689)

Other income (expense)
Interest expense	(285)	(199)	(574)	(366)
Other income (expense), net	(111)	2	(108)	25

Loss before income taxes	(1,818)	(3,590)	(2,291)	(5,030)

Income tax benefit	355	61	344	61

Net loss	$ (1,463)	$ (3,529)	$ (1,947)	$ (4,969)

Basic and diluted net loss per share	$ (0.02)	$ (0.06)	$ (0.03)	$ (0.13)

Weighted average shares outstanding -
basic and diluted	90,878,928	58,304,562	74,643,277	39,258,095

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2004	2003
		Predecessor (See Note 1)
Cash flows from operating activities:
Net loss	$(1,947)	$(4,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	274	95
Amortization	437	514
Loss on disposals of property and equipment	113	--
Changes in operating assets and liabilities:
Accounts receivable, net	2,686	279
Inventories	293	824
Deferred maintenance contracts	85	(1,311)
Prepaid expenses	120	(60)
Other assets, net of amortization	(23)	(181)
Accounts payable	(2,859)	2,046
Accrued expenses	(818)	1,727
Deferred revenue	(345)	180

Net cash used in operating activities	(1,984)	(856)

Cash flows from investing activities:
Purchase of property and equipment, net	(202)	(45)
Capitalized software costs	(151)	--
Cash acquired in acquisition	--	317

Net cash provided by (used in) investing activities	(353)	272
Cash flows from financing activities:
Net borrowings (payments) on line of credit - Harris Trust and Savings Bank	2,700	6,526
Net borrowings (payments) on line of credit - The CIT Group	--	(5,613)
Net borrowings (payments) on line of credit - Wells Fargo Business Credit	(3,211)	608
Payments on notes payable to suppliers	--	(719)
Debt issuance costs	--	44

Net cash provided by (used in) financing activities	(511)	846
Net increase (decrease) in cash and cash equivalents	(2,848)	262

Cash and cash equivalents at beginning of period	3,792	13

Cash and cash equivalents at end of period	$ 944	$ 275

Supplemental disclosure of other cash flow information:
Interest paid	$ 582	$ 400

Non-cash investing activity
Transfer of inventory to property and equipment	$ 296	$ --

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

Effective April 1, 2003, SAN Holdings, Inc. (“SANZ”) completed a business combination with Solunet Storage Holding Corp. (“Solunet Storage”) and, indirectly, its operating subsidiary Solunet Storage, Inc. (d/b/a “StorNet Solutions”). Solunet Storage was majority-owned by Sun Solunet LLC (“Sun Solunet”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”), a private investment fund. Upon the completion of the business combination, Sun Solunet became the majority stockholder of SANZ. The business combination was accounted for as a reverse acquisition, with Solunet Storage being treated as the acquirer for accounting purposes. As a result, for all periods prior to April 1, 2003, the financial statements of Solunet Storage have been adopted as SANZ’ historical financial statements. The financial statements presented in this Report as the financial statements of SANZ consist of the accounts of Solunet Storage for all periods presented, together with the assets, liabilities and results of operations of SAN Holdings, Inc., and its subsidiary from April 1, 2003. Accordingly, the information presented in the Statement of Operations and the Statement of Cash Flows for the six months ended June 30, 2003 consist of the results of operations and cash flows of Solunet Storage only for the period from January 1 to March 31, 2003, and of the combined entity (Solunet and SANZ) from April 1, 2003.

NOTE 2 – FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures, as permitted by the SEC), which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception, including a net loss of $5,938,000 for the year ended December 31, 2003, and a net loss of $1,947,000 for the six months ended June 30, 2004. In addition, as of June 30, 2004, we have negative working capital (current liabilities in excess of current assets) of $14,020,000. Accordingly, as of June 30, 2004, the recoverability of a major portion of the recorded asset amounts, including “Goodwill,” is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

We completed the business combination with Solunet Storage on April 1, 2003, described in Note 1, to achieve the economies that we believe are available by spreading our fixed cost base across a greater volume of sales. As anticipated, we have achieved cost reductions afforded by the combination, chiefly, the reduction of selling, general and administrative expenses. For the three months ended June 30, 2004, these expenses have decreased approximately $1.0 million from the three months ended June 30, 2003, which was the first reporting period of the combined companies. We continue to take actions to extract additional costs at the same time as we seek to increase our sales and gross profits in order to achieve sustained profitability. To address current market conditions, we have made further cost reductions in recent months and expect to make additional reductions in our operating cost structure.

SAN Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

As a result of the business combination with Solunet Storage, the Company has substantially increased its accounts receivable, which is the borrowing base for its principal borrowing facility with Wells Fargo Business Credit, Inc. (“Wells Fargo”). In September 2003, the Company executed an amendment to increase the maximum borrowing limit under this facility from $7 million to $12 million. At June 30, 2004, the Company had $2.6 million of undrawn availability on this line. The increased borrowing limit, the expanding supplier lines of credit and the Harris Trust debt facilities described below are anticipated to provide continued liquidity until we reach profitability. However, our ability to borrow under the Wells Fargo facility is subject to maintaining our accounts receivable balance at current levels, as well as complying with the financial covenants we have made to the lender. If we are unable to comply with our financial covenants to the lender, the facility could cease to be available to us. As of June 30, 2004, the Company was in compliance with all of the financial covenants under the Wells Fargo credit agreement. Pursuant to adjustment provisions in the credit agreement, effective May 1, 2004 we received a reduction of 0.5% in the interest rate (from Prime + 5.0% to Prime + 4.5%) based on our net income performance during the first quarter of 2004. Pursuant to those same provisions, effective July 1, 2004, the rate reverted to Prime + 5.0% based on our net income performance during the second quarter of 2004. Our Wells Fargo credit facility expires in May 2005.

Also in 2003, the Company further enhanced its liquidity through two additional revolving credit lines with Harris Trust and Savings Bank (“Harris Trust”). An affiliate of the Company’s majority stockholder has guaranteed both of these credit lines, $6.8 million and $4.2 million, respectively. The $6.8 million facility is maintained by SAN Holdings, Inc. and is unsecured, is not limited by availability under a borrowing base and does not stipulate financial covenants. The second facility is secured by substantially all of the assets of Solunet Storage, is not limited by availability under a borrowing base and does not stipulate financial covenants. While the Harris facilities are demand notes, they both expire in May 2005, unless called earlier by the lender. At June 30, 2004, the Company had borrowed $10.9 million on these two facilities. In July 2004, SANZ repaid $1.0 million in aggregate on the two lines, resulting in $9.9 million of borrowings outstanding. At this time, we believe that we may need to increase our borrowings on the Harris line, drawing all or a portion of the $1.0 million that we repaid in July 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		Predecessor (See Note 1)		Predecessor (See Note 1)
Net loss, as reported	$ (1,463)	$ (3,529)	$ (1,947)	$ (4,969)
Deduct, Total stock-based compensation
expense determined under fair-value based
method, net of related tax effects	(3)	--	(234)

Pro forma net loss	$ (1,466)	$ (3,529)	$ (2,181)	$ (4,969)

Basic and diluted net loss per share:
As reported	$ (0.02)	$ (0.06)	$ (0.03)	$ (0.13)
As reported	$ (0.02)	$ (0.06)	$ (0.03)	$ (0.13)

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Warrants and options outstanding to purchase an aggregate of 41,700,165 and 36,058,507 shares of common stock as of June 30, 2004 and 2003, respectively, have been excluded from the diluted share calculations for the three-month periods ending June 30, 2004 and 2003, respectively, and the six-month periods ending June 30, 2004 and 2003, respectively, as they were antidilutive as a result of the net losses incurred for all periods presented. Accordingly, basic shares equal diluted shares for all periods presented.

SAN Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

At the Annual Meeting of Shareholders held on April 12, 2004, SANZ’ shareholders voted to amend the Company’s Articles of Incorporation to increase the authorized common stock from 75,000,000 shares to 200,000,000 shares. An amendment to the Company’s Articles of Incorporation implementing that increase was filed and became effective on April 13, 2004. The terms of the previously outstanding Series B Preferred Stock provided that all of those shares would convert into common stock — automatically and at a fixed conversion ratio — at such time as SANZ had sufficient authorized common shares to permit that conversion. Accordingly, the increase in our authorized shares of common stock on April 13, 2004 caused all of the Company’s previously outstanding Series B Preferred Stock to convert into common stock at a ratio of 50,000:1, or into a total of 37,403,653 shares of common stock. Following this conversion, and as of April 13, 2004, there are now 95,811,278 shares of common stock outstanding and zero shares of Series B Preferred Stock outstanding.

NOTE 5 – DEBT

In March 2004, the Company amended one of its two revolving credit facilities with Harris Trust, increasing the borrowing availability from $4.8 million to $6.8 million. Borrowing availability on the other Harris credit facility remains at $4.2 million, resulting in aggregate availability under the two facilities of $11.0 million at June 30, 2004. During the six months ended June 30, 2004, the Company borrowed $2.7 million on the Harris facilities. As a result, the total outstanding debt with Harris Trust at June 30, 2004 was $10.9 million. In July 2004, the Company repaid $1.0 million in aggregate on the two lines, resulting in $9.9 million of borrowings outstanding. At this time, we believe that we may need to increase our borrowings on the Harris line, drawing all or a portion of the $1.0 million that we repaid in July 2004.

NOTE 6 – INCOME TAXES

In June 2004, the Company received a Federal income tax refund in the amount of $352,000. The refund was the result of the carryback of the net operating loss for 2002 for StorNet Inc., whose assets, including rights to tax refunds, we acquired in 2002. This net operating loss carryback was allowed under a recent law change, which increased the carryback period from two to five years for net operating losses generated in 2001 and 2002. The Company filed the amended income tax return in February 2004; however, because the Company carries a deferred tax valuation allowance equal to 100% of total deferred tax assets, the Company did not record the benefit until the cash refund was received.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As discussed in Note 2 above, the Harris Trust debt facility term extends until May 2005. If we are unsuccessful in reducing the amount of the guaranteed debt to $3.0 million by November 16, 2004, we will be obligated to issue additional warrants with an exercise price of $0.001 per share to our majority shareholder, Sun Solunet (an affiliate of which is the guarantor of the Harris Trust debt). The issuance of these warrants would result in dilution of the other shareholders of the Company. The number of warrants to be issued is dependent on the amount by which the remaining guaranteed debt exceeds $3.0 million, according to the following formula:

New Warrants = (Guaranteed Debt - $3,000,000) x 3,086,218 $2,000,000

The Guaranteed Debt level in November will depend on a number of variables, including but not limited to:

Our ability to utilize our Wells Fargo line of credit financing to reduce the Harris Trust debt. This, in turn, will be dependent on our then sustainable accounts receivable balance.

The impact of any other debt or equity financing that we may be able to effect prior to that time.

The state of our vendor trade credit relationships.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

We have evaluated all recent accounting pronouncements and believe that such accounting pronouncements do not have a material effect on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements. Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to numerous risks and uncertainties. Statements that are not historical or current facts are “forward-looking statements,” which often (but not always) can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative of those terms. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other applicable federal securities laws. Any such forward-looking statements, which speak only as of the date made, represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to known and unknown risks, uncertainties and important factors beyond the control of the Company that could cause actual results, performance, achievements or events to differ materially from historical results of operations and events and those presently anticipated or projected. Factors that may cause such differences include, but are not limited to: the rate of growth in the market for data storage products generally and for the types of products we sell in particular; the continued and future acceptance of the products we sell; the presence of competitors with greater technical, marketing and financial resources; our ability to promptly and effectively respond to technological change to meet evolving customer needs; our ability to successfully expand our operations; our success at integrating with our own operations the operations and management of any business we acquire; our continued access to our credit facilities and to equity capital; and potential volatility with interest rates. Additional factors are discussed in the Company’s Form 10-KSB for the year ended December 31, 2003 and its other reports filed with the Securities and Exchange Commission, to which reference should be made.

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

In the course of our business, we provide the following products and services:

o	Storage solutions that we design and deliver as a project, customized to meet a client’s specific needs.

o	Storage-related consulting services.

o	“First call” maintenance services on storage hardware and software.

o	EarthWhereTM software, a proprietary storage-related software product that facilitates data access and management for geospatial imagery users.

SANZ’ current line of business operations commenced in 2000. Effective April 1, 2003, we completed the acquisition of Solunet Storage. As previously discussed, the transaction was accounted for as a reverse acquisition, and as a result the financial statements of Solunet Storage have been adopted as the historical financial statements of SANZ for all periods prior to April 1, 2003.

Recent Developments

Storage Solutions Market

While the general demand for data storage capacity continues to increase, the current market is marred by price erosion and a high rate of change in user preference for product class and technology mix. Disk prices in general are down 30-50% per unit capacity over the past eighteen months and high-end disk systems are losing share to mid-range offerings with a much lower price point per unit capacity. Demand for tape systems has seen a general decline as many of the large disaster recovery projects initiated in the past two years have been completed. Further, larger tape capacities have cannibalized unit volume sales, and the increased adoption of virtual tape and disk-to-disk backup technologies has undermined demand for traditional tape systems.

SANZ was somewhat insulated from the disk price decline in 2003 as our product mix remained heavily weighted to tape systems. However, beginning in very late 2003 and accelerating in 2004, our tape system business has dropped off dramatically in favor of disk, which has increased our exposure to the revenue compression from falling disk prices. In general, our available margins are not as high on disk product sales as they are on tape product sales.

The drop in disk prices and improved reliability of mid-range products has generated increased customer interest in what is known as Information Lifecycle Management (ILM) technology. ILM is shorthand for using different classes of storage technology and software to address different data storage needs, but doing so in an “integrated” or automated fashion. As this approach often involves multiple products from multiple vendors, it plays to the strength of independent storage solution providers such as SANZ. However, the sales cycles are longer than those of more traditional, single technology solutions.

Preferred Equity Conversion

As part of the consideration paid in our April 2003 acquisition of Solunet Storage, we issued certain shares of Series B Preferred Stock. In April 2004, the Series B Preferred Stock automatically converted into a total of 37,403,653 shares of common stock, upon amendment of our Articles of Incorporation to increase the number of common shares we are authorized to issue. After this conversion, and effective April 13, 2004, there are a total of 95,811,278 issued and outstanding shares of common stock.

Results of Operations

It is important to note that the consolidated financial statements do not include the operations of SANZ prior to April 1, 2003 (referred to as “legacy SANZ”). As such, we believe that a comparison of the results of operations of both Solunet Storage and legacy SANZ combined on a pro forma basis for the six months ended June 30, 2003, giving effect to pro forma adjustments as if the companies had been combined as of January 1, 2003, and as reported in our Form 10-QSB for the quarterly period ended June 30, 2003, is important to the understanding of our results for the six months ended June 30, 2004. Accordingly, we have included a discussion and analysis below of 2003 to 2004 reported results and 2003 pro forma combined results to 2004 reported results.

Results of Operations for the Three Months Ended June 30, 2004
Compared to the Three Months Ended June 30, 2003

Sales. Our sales for three months ended June 30, 2004 were $15.2 million as compared to $17.4 million for the three months ended June 30, 2003, a decrease of $2.2 million or 12%. The decrease is attributed primarily to a broad general softening in the market for data storage products in the current quarter, continued price compression on a per unit basis on both disk and tape system products, and a significant change in product mix for SANZ that has increased effective exposure to disk system price declines. In addition, we experienced some impact of increased sales cycles as the market began to look more seriously at what is known as Information Lifecycle Management (ILM) technology. As ILM projects typically involve different classes and services of technology to address the data storage needs of an enterprise, sales cycles are longer.

Specifically, sales of hardware, software and services decreased from $15.9 million in 2003 to $13.4 million in 2004, a 16% decrease. This decrease is due primarily to the two factors noted above. Partially offsetting this decline, revenue from maintenance services increased from $1.2 million to $1.6 million from 2003 to 2004, a 34% increase. This revenue increase is primarily the result of legacy SANZ’ shift from reselling supplier provided maintenance (i.e., maintenance contract fees) to providing “first call maintenance” services (i.e., maintenance services). Maintenance services revenue, as defined, provides the Company more predictable recurring future revenue streams based on maintenance service renewals. Revenue from maintenance contract fees, which are shown on a “net basis” in the Statement of Operations, decreased from $0.3 million to $0.2 million from 2003 to 2004. On a gross revenue basis, this represents an approximate $0.7 million decrease (roughly equal to the maintenance services revenue increase), and reflects the Company’s shift to providing more “first call” maintenance services.

Gross Profit. Gross profit for the quarter ended June 30, 2004 was $3.1 million as compared to $4.3 million for the corresponding 2003 quarter, a decrease of 27%. As we are a project business, gross margins fluctuate from project to project, and, as a result, depending on mix, may fluctuate from quarter to quarter. Gross margin as a percent of sales (“gross margin”) declined to 20.5% for the June 2004 quarter compared to 24.7% for the June 2003 quarter. The decrease in overall gross margin is primarily related to gross margins of sales of hardware, software and services, which declined from 23.1% in 2003 to 18.7% in 2004. This decrease is due primarily to project and product mix shift and to market pricing pressures. Specifically, for the June 2004 quarter, tape system sales were approximately $2.5 million lower and disk sales were approximately $1.9 million higher than the tape and disk sales, respectively, for the June 2003 quarter. This product sales shift was significant to gross margins, as disk product sales typically have lower gross margins than tape system product sales. In addition, gross margins related to sales of hardware, software and services were further depressed in the June 2004 quarter due to changes in supplier mix and higher supplier related rebates and credits received in the comparable 2003 quarter.

Gross profit from maintenance services increased in the quarter ended June 30, 2004, as compared to the comparable 2003 quarter, from higher sales volume (noted above), but offset from lower gross margins, which decreased from 28.9% in 2003 to 22.8% in 2004. This decrease is a result of product shift factors noted above, as well as to supplier mix shift. For the remainder of 2004, we expect our maintenance service revenue gross margins to be consistent with those of the June 2004 quarter.

Operating Expenses. For the quarter ended June 30, 2004, operating expenses comprise selling, marketing, engineering, and general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. For the three months ended June 30, 2003, operating expenses include the above expenses plus non-capitalized, acquisition-related costs (“acquisition-related costs”) incurred in the SANZ and Solunet Storage business combination. For the June 2004 quarter, SG&A expenses were $4.1 million as compared to $7.1 million for the three months ended June 30, 2003, a decrease of $3.0 million or 42%. The majority of the decrease relates to $2.0 million of acquisition-related costs incurred in the second quarter of 2003. The remaining $1.0 million decrease is in SG&A expenses, and is primarily the result of the cost reduction actions taken since the SANZ and Solunet Storage combination, most notably, personnel reductions of redundant and duplicate positions. Average headcount for the second quarter of 2003 was 136, as compared to average headcount for the June 2004 quarter of 117. To address current market conditions, we have made further cost reductions in recent months and expect to make further reductions in our operating cost structure.

Depreciation and amortization expense for the second quarter of 2004 was $400,000 as compared to $544,000 for the second quarter of 2003, a decrease of $144,000. The primary decrease was in amortization expense, which was $217,000 higher in the second quarter of 2003 due to the amortization expense of certain short-lived intangibles recorded as part of the SANZ and Solunet Storage business combination on April 1, 2003.

Interest Expense. Interest expense for the second quarter of 2004 was $285,000 as compared to $199,000 for the second quarter of 2003, an increase of $86,000 or 43%. The increase is primarily due to increased debt borrowings in 2004 as compared to 2003. Average debt outstanding for the second quarter of 2004 was $15.6 million as compared to $8.9 million for the second quarter of 2003.

Other Income and Expense. Other income and (expense) for the second quarter of 2004 was $(111,000) as compared to $2,000 for the comparable quarter of 2003. The increase in expense is primarily the result of recording losses on disposals of property, equipment and leasehold improvements in the amount of $113,000 related to the consolidation of two Colorado corporate offices into a single corporate headquarters in May 2004.

Income Taxes. For the June 2004 quarter, we received and recorded a Federal income tax refund in the amount of $352,000. The refund was the result of the carryback of the net operating loss for 2002 for StorNet Inc., whose assets, including rights to tax refunds, we acquired in 2002. In accordance with US GAAP, we recorded the income tax refund as an income tax benefit in the Statement of Operations.

Results of Operations for the Six Months Ended June 30, 2004
Compared to Results of Operations for the Six Months Ended June 30, 2003

As stated above, it is important to note that the consolidated financial statements do not include the operations of SANZ prior to April 1, 2003 (referred to as “legacy SANZ”). As such, the Company’s results of operations for the six months ended June 30, 2003, referred to in this section, do not include the first quarter 2003 results of operations of legacy SANZ. Accordingly, the discussion here, pertaining to the comparison of the reported six months results for June 2004 and 2003, should be read in conjunction with the next section, which is a comparison of the reported six months results for June 2004 to the pro forma results for June 2003.

Sales. Our sales for the six months ended June 30, 2004 were $32.1 million as compared to $24.5 million for the six months ended June 30, 2003, an increase of $7.6 million or 31%. The increase is primarily a result of the combination of sales of legacy SANZ and Solunet Storage for 2004. Specifically, sales of hardware, software and services increased from $22 million in 2003 to $28 million in 2004, a 28% increase; this increase is directly related to the combination of sales of legacy SANZ and Solunet Storage. Revenue from maintenance services increased from $1.9 million to $3.3 million from 2003 to 2004, a 74% increase, which is primarily due to legacy SANZ’ shift from selling maintenance contract fees to selling maintenance services. Revenue from maintenance contract fees as a percentage of total revenue remained relatively flat, at $0.4 million in 2003 and 2004.

Gross Profit. Gross profit for the six months ended June 30, 2004 was $7.2 million as compared to $5.9 million for the corresponding 2003 period, an increase of 23%. As we are a project business, gross margins fluctuate from project to project, and, as a result, depending on mix, may fluctuate from quarter to quarter. Gross margin was 22.6% for the first half of 2004 compared to 23.9% for the comparable prior year period. The primary reasons for the overall gross margin decrease from the first half of 2003 to the first half of 2004 are consistent with those noted in the quarter to quarter comparison above – market pricing pressures, tape/disk mix and supplier mix related to sales of hardware, software and services.

Operating Expenses. For the six months ended June 30, 2004, operating expenses comprise selling, marketing, engineering, and general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. For the six months ended June 30, 2003, operating expenses include the above expenses plus non-capitalized acquisition-related costs (“acquisition-related costs”) incurred in the SANZ and Solunet Storage business combination. For the six months ended June 30, 2004, SG&A expenses were $8.1 million as compared to $10.0 million for the six months ended June 30, 2003, a decrease of $1.9 million or 19%. The decrease is primarily due to $2.0 million of acquisition-related costs incurred in the second quarter of 2003.

Depreciation and amortization expense for the first half of 2004 was $711,000 as compared to $609,000 for the first half of 2003, an increase of $102,000. The primary increase was in depreciation expense, which increased $150,000 as a result of the increased depreciable asset base of the combined legacy SANZ and Solunet Storage companies.

Interest Expense. Interest expense for the first half of 2004 was $574,000 as compared to $366,000 for the first half of 2003, an increase of $208,000 or 57%. The increase is primarily due to increased debt borrowings in 2004 as compared to 2003. Average debt outstanding for the first half of 2004 was $16.4 million as compared to $7.0 million for the first half of 2003.

Other Income and Expense. Other income and (expense) for the first half of 2004 was $(108,000) as compared to $25,000 for the comparable period of 2003. The increase in expense is principally due to recording losses on disposals of property, equipment and leasehold improvements in the amount of $113,000 related to the consolidation of two Colorado corporate offices into a single corporate headquarters in May 2004.

Income Taxes. For the six months ended June 30, 2004, we received and recorded a Federal income tax refund in the amount of $352,000. The refund was the result of the carryback of the net operating loss for 2002 for StorNet Inc., whose assets, including rights to tax refunds, we acquired in 2002. In accordance with US GAAP, we recorded the income tax refund as an income tax benefit in the Statement of Operations.

Results of Operations for the Six Months Ended June 30, 2004
Compared to Pro Forma Results of Operations for the Six Months Ended June 30, 2003

Sales. Our sales for six months ended June 30, 2004 were $32.1 million as compared to the combined sales of both SANZ and Solunet Storage (on a pro forma basis) of $32.1 million for the six months ended June 30, 2003. Sales remained flat in spite of difficult general market conditions and product shifts in the storage industry in 2004. Sales of hardware, software and services on a pro forma combined basis for 2003 decreased from $29.5 million to $28.3 million in 2004, a 4% decrease. This decrease was offset by an increase in revenue related to maintenance services on a pro forma combined basis for 2003 from $1.9 million to $3.3 million for 2004, a 74% increase. Revenue from maintenance contract fees on a pro forma combined basis for 2003 decreased from $0.6 million to $0.4 million for 2004. We believe the changes in the two categories of maintenance services reflects a significant shift in our maintenance business, as we move from reselling supplier provided maintenance (“maintenance contract fees”), which generate relatively low gross profit, to “first call” maintenance services (“maintenance services”), which generate higher gross profit. In addition to the benefit of the higher gross profit, we have promoted this shift because providing those services internally enables us to remain in closer contact with customers after the initial sale. We believe this enhances our ability to make future sales to those customers.

Gross Profit. Gross profit for the six months ended June 30, 2004 was $7.2 million as compared to the pro forma combined gross profit for the six months ended June 30, 2003 of SANZ and Solunet Storage of $6.9 million, an increase of $0.3 million or 4.3%. This increase in gross profit was due to the higher gross margin of 22.6% for 2004 compared to the pro forma combined 2003 gross margin of 21.5%. As we are a project business, gross margins fluctuate from project to project, and, as a result, depending on mix, may fluctuate from quarter to quarter. The improved gross margin from 2003 to 2004 is principally due to improvement in gross margins related to sales of hardware, software and services, which increased from 19.9% to 21.4%. For 2003, gross margins related to hardware, software and services were negatively impacted by abnormally low margins in the first quarter of 2003 from the legacy SANZ business, which in turn were negatively affected by a high proportion of lower-margin government projects during that period. Overall gross margin in 2004 was also enhanced by increased professional services revenue, primarily from consulting projects, which carry higher gross margins.

Operating Expenses. For the six months ended June 30, 2004, operating expenses comprise selling, marketing, engineering, and general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. For the six months ended June 30, 2003, pro forma operating expenses include the above expenses and exclude all non-capitalized acquisition-related costs incurred in the SANZ and Solunet Storage business combination. For the six months ended June 30, 2004, SG&A expenses were $8.1 million as compared to the pro forma combined operating expenses for the six months ended June 30, 2003, of SANZ and Solunet Storage of $10.0 million, a decrease of $1.9 million or 19%. This decrease is a result of significant personnel reductions made after the combination of the two companies, particularly in areas such as finance, sales support, back-office administration and engineering, where we had duplicate and/or redundant positions. Average headcount for the first half of 2003 was 132, as compared to average headcount for the first half of 2004 of 117. To address current market conditions, we have made further cost reductions in recent months and expect to make additional reductions in our operating cost structure.

Depreciation and amortization expense for the first half of 2004 was $711,000 as compared to the pro forma combined amount of $741,000 for the first half of 2003, a decrease of $30,000. The primary decrease was in amortization expense for 2003 related to certain short-lived intangibles, recorded as part of the SANZ and Solunet Storage business combination.

Interest Expense. Interest expense for the first half of 2004 was $574,000 as compared to the pro forma combined amount of $440,000 for the first half of 2003, an increase of $134,000 or 30%. The increase is primarily due to higher debt borrowings in 2004 as compared to pro forma combined debt borrowings in 2003. Average debt outstanding for the first half of 2004 was $16.4 million as compared to pro forma combined debt borrowings of SANZ and Solunet Storage of $8.1 million for the first half of 2003.

Other Income and Expense. Other income and (expense) for the first half of 2004 was $(108,000) as compared to the pro forma combined amount of $25,000 for the comparable period of 2003. The increase in expense is principally due to recording losses on disposals of property, equipment and leasehold improvements in the amount of $113,000 related to the consolidation of two Colorado corporate offices into a single corporate headquarters in May 2004.

Income Taxes. For the six months ended June 30, 2004, we received and recorded a Federal income tax refund in the amount of $352,000. The refund was the result of the carryback of the net operating loss for 2002 for StorNet Inc., whose assets, including rights to tax refunds, we acquired in 2002. In accordance with US GAAP, we recorded the income tax refund as an income tax benefit in the Statement of Operations.

Liquidity and Capital Resources

Liquidity

As of June 30, 2004, we had $0.9 million in cash and $2.6 million of additional availability on our line of credit with Wells Fargo, resulting in total cash and availability of $3.5 million. Our line of credit with Wells Fargo is an asset-based line dependent at any time on our having adequate eligible accounts receivable to support borrowings. This line of credit also requires us to comply with certain financial covenants, with which we have been in compliance at the end of four consecutive quarters, including the quarter ended June 30, 2004. Pursuant to adjustment provisions under the credit agreement, effective May 1, 2004 we received a reduction of 0.5% in the interest rate (from Prime + 5.0% to Prime + 4.5%) based on our net income performance during the first quarter of 2004. Pursuant to those same provisions, effective July 1, 2004, the rate reverted to Prime + 5.0% based on our net income performance during the second quarter of 2004. Our Wells Fargo credit facility expires in May 2005.

We also maintain two credit lines with Harris Trust, which aggregate $11.0 million at June 30, 2004. One facility, which allows us to borrow up to $6.8 million, is guaranteed by Sun Capital Partners II, LP, an affiliate of our majority shareholder, is unsecured and does not require the maintenance of specified financial covenants. The second facility, which allows us to borrow up to $4.2 million, is also guaranteed by Sun Capital Partners II, LP, is secured by certain assets of Solunet Storage and is not subject to any material financial covenants. Both of these credit facilities bear interest at the rate of Prime + 0.25%.

As discussed under “Contractual Obligations” below, both the Wells Fargo facility and Harris Trust facilities expire in May 2005, however, we have no reason to believe that the lenders will not renew the facilities at that date.

While we generated positive earnings before interest, taxes, depreciation, amortization and other income and expense (“EBITDA”) for the prior three quarters, we did not generate positive EBITDA for the second quarter of 2004. We have also incurred net losses for each of those periods. From a historical perspective, compared to 2003, these losses have decreased, but nonetheless reflect the fact that we must achieve either greater gross profits, or a continued reduction of operating expenses, or a combination of both, if we are to become profitable. A discussion of our use of EBITDA, which is a non-GAAP financial measure, is included in our 2003 Annual Report on Form 10-KSB.

The cost reduction actions taken to date and anticipated further cost reductions for the second half of 2004, coupled with stabilization or modest increases in gross profit, are currently projected to enable the Company to become EBITDA positive once again in the third and fourth quarters of 2004. However, there can be no assurance that we will succeed in doing so. Even if we achieve positive EBITDA during those periods, we may continue to be cash flow negative and to incur a net loss on a GAAP basis despite achieving positive EBITDA.

We continue to pursue opportunities to secure equity or debt financing in an amount sufficient to reduce our borrowings on the Harris Trust debt facilities to $3.0 million prior to November 16, 2004. While the Harris Trust debt facility term extends until May 2005, if the company is unsuccessful in these efforts, it will be obligated to issue additional below market warrants to its majority shareholder, Sun Solunet, (an affiliate of Sun Capital Partners II, LP, who is the guarantor of the Harris Trust debt). The issuance of these warrants would result in dilution of the other shareholders of the company.

It has been our intention to use our Wells Fargo facility (which has an overall limit of $12 million) as the principal vehicle to reduce our borrowings from Harris Trust by the November 16, 2004 deadline; however, our ability to do so is dependent on our having sufficient accounts receivable to support borrowing those additional funds from Wells Fargo. Because our accounts receivable have not grown to the levels that were previously projected, our ability to reduce the Harris Trust facility to the $3.0 million level by that deadline through means of the Wells Fargo facility alone is now in question. For the foregoing reason, we are pursuing a variety of opportunities to secure other sources of equity or debt financing to reduce our borrowings on the Harris Trust debt facilities prior to November 16, 2004. However, a variety of factors make our prospects for securing financing in the amounts necessary to make a material reduction in the Harris Trust debt facilities before the November 2004 deadline challenging. Among these are our significant operating and EBITDA loss for the June quarter, our current negative working capital, the current weakness in our market, which makes our immediate future financial performance difficult to forecast, and the current capital market climate.

As noted above, while the Harris Trust debt facility term extends until May 2005, if we are unsuccessful in reducing the amount of the guaranteed debt to $3.0 million by November 16, 2004, we will be obligated to issue additional warrants with an exercise price of $0.001 per share to our majority shareholder, Sun Solunet (an affiliate of which is the guarantor of the Harris Trust debt). The issuance of these warrants would result in dilution of the other shareholders of the Company. The number of warrants to be issued is dependent on the amount by which the remaining guaranteed debt exceeds $3.0 million, according to the following formula:

New Warrants = (Guaranteed Debt - $3,000,000) x 3,086,218 $2,000,000

The Guaranteed Debt level in November will depend on a number of variables, including but not limited to:

Our ability to utilize our Wells Fargo line of credit financing to reduce the Harris Trust debt. This, in turn, will be dependent on our then accounts receivable balance.

The impact of any other debt or equity financing that we may be able to effect prior to that time.

The state of our vendor trade credit relationships.

Cash and Cash Flows

Our cash and cash equivalents decreased from $3.8 million at December 31, 2003 to $0.9 million at June 30, 2004. For the six months ended June 30, 2004, we used $2.0 million of cash in operating activities, principally from the net loss incurred for this period of $1.9 million. In addition, non-cash charges of $0.9 million, offset by a net increase in net non-cash working capital of $0.7 million, resulted in the additional $0.2 million in cash used in operations. Significant uses of cash from operations for the first half of 2004 were: (1) a decrease in accounts payable of $2.8 million, primarily from the replacement of a significant supplier and the resultant pay-down of amounts owed to this supplier, and (2) a decrease in our accrued expenses of $0.9 million, due primarily from significant payments for legal and professional fees, accrued for in 2003 in conjunction with the SANZ and Solunet Storage business combination. In addition, cash from operations for the first half of 2004 was increased from a reduction in accounts receivable of $2.7 million, due to improved collection efforts, and lower customer billings in the month of June 2004, compared to the month of December 2003.

Cash used in investing activities for the first half of 2004 was comprised of purchases of equipment of $0.2 million and capitalized software costs of $0.2 million. Cash used in financing activities for the first half of 2004 consisted of net payments of $3.2 million on our Wells Fargo line of credit, offset by additional borrowings of $2.7 million on our Harris Trust credit facilities.

Capital Resources

We anticipate our capital expenditures for property and equipment for the remainder of 2004 to be consistent with that of the first half of 2004 – approximately $100,000 per quarter. In addition, we will continue to capitalize the development of our Earthwhere™ software, which we anticipate will be approximately $100,000 for the second half of 2004. We expect to fund these capital expenditures from cash, which in turn will be from line of credit borrowings.

Contractual Obligations

We are committed to make payments under long-term and other obligations. Our cash payments due under contractual obligations as of June 30, 2004 are as follows:

(In thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	Total
Line of credit obligations	$ 15,942	$ --	$ --	$ 15,942
Operating lease obligations	580	1,012	21	1,613

	$ 16,522	$ 1,012	$ 21	$ 17,555

The line of credit obligations are comprised of $5.0 million due to Wells Fargo and $10.9 million due to Harris Trust. The Wells Fargo credit facility expires in May 2005. The Harris Trust credit facilities are demand obligations, but expire in May 2005 if not called by the lender prior to that date. We have no reason to believe that either lender will not extend its facility at the respective expiration dates. Further, we have no reason to believe that Harris Trust will call its facilities prior to that date.

Critical Accounting Policies

We have not adopted any material changes to our critical accounting policies from those discussed under this heading in our Annual Report on Form 10-KSB.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our outstanding bank debt. At June 30, 2004, we had $15.9 million in bank debt that was tied to changes in the Prime rate. At June 30, 2004, our Harris Trust debt of $10.9 million bore interest at the rate of Prime + 0.25% and our Wells Fargo line of credit of $5.0 million bore interest at the rate of Prime + 4.5%. At June 30, 2004, a hypothetical 50 basis point increase in the Prime rate would result in additional interest expense of $80,000 on an annualized basis, assuming estimated borrowing amounts of $11.0 million for Harris Trust and $5.0 million for Wells Fargo. Currently, we do not utilize interest rate swaps or other types of financial derivative instruments.

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

Part II. Other Information

Item 5.    Other Information

Effective August 6, 2004, David Kreilein, a member of our Board of Directors, resigned as a Director for personal reasons. Mr. Kreilein did not submit to us any letter indicating any disagreement with the Company on any matter, and we are not aware of any such disagreement. Mr. Kreilein is a vice president of Sun Capital Partners, Inc., an affiliate of our majority shareholder. Also effective August 6, 2004, our Board of Directors elected Stephen Marble as a Director, to fill the vacancy caused by Mr. Kreilein's resignation. Mr. Marble is also a vice president of Sun Capital Partners, Inc.

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

     (b)   Reports on Form 8-K.

(i)

On April 1, 2004, we filed Form 8-K/A No. 2, amending our previously-filed Report 8-K to include additional financial statements and financial information regarding Solunet Storage, Inc. and its accounting predecessor StorNet, Inc., pursuant to Item 7..

(ii)	On April 2, 2004, we filed a Report on Form 8-K, furnishing to the Commission a press release disseminated on March 30, 2004 related to our results of operations for the year ended December 31, 2003.

(iii)	On May 12, 2004, we filed a Report on Form 8-K, furnishing to the Commission a press release disseminated on May 11, 2004 related to our results of operations for the period ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN Holdings, Inc. (Registrant)
Date: August 13, 2004	By: /s/ John Jenkins John Jenkins, Chief Executive Officer

Date: August 13, 2004	By: /s/ Robert C. Ogden Robert C. Ogden, Chief Financial Officer (Principal Financial Officer)