Form 10-Q
period 2004-09-30
SAN HOLDINGS INC
filed 2004-11-12
CIK 799097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(303) 660-3933
(Registrant’s telephone number, incluiding area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes [    ]            No [X]

As of November 10, 2004, 95,811,278 common shares, no par value per share, were outstanding.

SAN Holdings, Inc.

Part I. Financial Information

Item 1. Financial Statements

SAN Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except for share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 555	$ 3,792
Accounts receivable, net of allowance for doubtful accounts of
$133 and $336, respectively	16,944	15,212
Inventories, net of valuation allowance of $343 and $707,
respectively	526	1,427
Deferred maintenance contracts	2,472	2,629
Prepaid expenses and other current assets	854	1,136

Total current assets	21,351	24,196

Property and equipment, net	1,059	1,014
Capitalized software, net	385	241
Goodwill	32,008	32,008
Intangible assets, net	2,359	2,820
Other assets	386	190

Total long-term assets	36,197	36,273
TOTAL ASSETS	$ 57,548	$ 60,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit - Wells Fargo Business Credit, Inc.	$ 6,811	$ 8,253
Line of credit - Harris Trust and Savings Bank	9,700	8,200
Accounts payable	13,075	13,145
Accrued expenses	2,262	2,801
Deferred revenue	3,797	4,022

Total current liabilities	35,645	36,421
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock; Series A; no par value; 8,000 shares authorized;
-0- shares issued and outstanding	--	--
Preferred stock; Series B; no par value; 2,000 shares authorized;
-0- and 748.07306 shares issued and outstanding, respectively	--	12,718
Common stock; no par value, 200,000,000 shares authorized;
95,811,278 and 58,407,625 shares issued and
outstanding, respectively	32,577	19,859
Warrants	3,222	3,222
Accumulated deficit	(13,896)	(11,751)

Total stockholders’ equity	21,903	24,048

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 57,548	$ 60,469

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,	Nine months Ended September 30,
	2004	2003	2004	2003
				Predecessor (See Note 1)
Revenue
Sales of hardware, software and services	$ 16,104	$ 14,339	$ 44,435	$ 36,539
Maintenance services	1,717	1,523	5,046	3,442
Maintenance contract fees, net	144	107	571	517

Total revenue	17,965	15,969	50,052	40,498

Cost of revenue	13,901	12,017	38,747	30,668

Gross profit	4,064	3,952	11,305	9,830

Operating expenses
Selling, general and administrative	3,821	3,864	11,960	11,864
Acquisition-related costs	--	29	--	1,987
Depreciation and amortization	358	306	1,069	915

Total operating expenses	4,179	4,199	13,029	14,766

Loss from operations	(115)	(247)	(1,724)	(4,936)

Other income (expense)
Interest expense	(304)	(177)	(878)	(593)
Other income (expense), net	229	--	121	25

Loss before income taxes	(190)	(424)	(2,481)	(5,504)

Income tax (expense) benefit	(8)	51	336	112

Net loss	$ (198)	$ (373)	$ (2,145)	$ (5,392)

Basic and diluted net loss per share	$ --	$ (0.01)	$ (0.03)	$ (0.12)

Weighted average shares outstanding -
basic and diluted	95,811,278	58,359,498	81,750,781	45,648,970

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months Ended September 30,
	2004	2003
		Predecessor (See Note 1)
Cash flows from operating activities:
Net loss	$(2,145)	$(5,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	442	264
Amortization	627	651
Loss on disposals of property and equipment	113	--
Changes in operating assets and liabilities:
Accounts receivable, net	(1,732)	(2,525)
Inventories	605	1,000
Deferred maintenance contracts	157	(1,103)
Prepaid expenses	282	(452)
Other assets, net of amortization	(253)	(95)
Accounts payable	(70)	4,046
Accrued expenses	(539)	1,350
Deferred revenue	(225)	249

Net cash used in operating activities	(2,738)	(2,007)

Cash flows from investing activities:
Purchase of property and equipment, net	(304)	(71)
Capitalized software costs	(253)	--
Acquisition costs, net of cash acquired	--	(300)

Net cash used in investing activities	(557)	(371)
Cash flows from financing activities:
Net borrowings (payments) on line of credit - Harris Trust and Savings Bank	1,500	7,487
Net borrowings (payments) on line of credit - The CIT Group	--	(5,617)
Net borrowings (payments) on line of credit - Wells Fargo Business Credit	(1,442)	3,435
Payments on notes payable to suppliers	--	(845)
Decrease in restricted cash	--	148

Net cash provided by financing activities	58	4,608
Net increase (decrease) in cash and cash equivalents	(3,237)	2,230

Cash and cash equivalents at beginning of period	3,792	13

Cash and cash equivalents at end of period	$ 555	$ 2,243

Supplemental disclosure of other cash flow information:
Interest paid	$ 818	$ 733

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(In thousands)

	Nine months Ended September 30,
	2004	2003
		Predecessor (See Note 1)
Supplemental disclosure of non-cash investing and financing activities:
Transfer of inventory to property and equipment	$ 296	$ --
Conversion of note payable and accrued interest to common stock	$ --	$ 4,100

Significant acquisition:
Fair value of assets acquired	$ --	$ 41,778
Purchase price transaction costs	--	(617)
Common stock exchanged	--	(14,759)
Preferred stock issued	--	(12,718)
Warrants issued	--	(3,222)

Liabilities assumed	$ --	$(10,462)

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

Effective April 1, 2003, SAN Holdings, Inc. (“SANZ”) completed a business combination with Solunet Storage Holding Corp. (“Solunet Storage”) and, indirectly, its operating subsidiary Solunet Storage, Inc. (d/b/a “StorNet Solutions”). Solunet Storage was majority-owned by Sun Solunet LLC (“Sun Solunet”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”), a private investment fund. Upon the completion of the business combination, Sun Solunet became the majority stockholder of SANZ. The business combination was accounted for as a reverse acquisition, with Solunet Storage being treated as the acquirer for accounting purposes. As a result, for all periods prior to April 1, 2003, the financial statements of Solunet Storage have been adopted as SANZ’ historical financial statements. The financial statements presented in this Quarterly Report as the financial statements of SANZ consist of the accounts of Solunet Storage for all periods presented, together with the assets, liabilities and results of operations of SAN Holdings, Inc., and its subsidiary from April 1, 2003. Accordingly, the information presented in the Statement of Operations and the Statement of Cash Flows for the nine months ended September 30, 2003 consist of the results of operations and cash flows of Solunet Storage only for the period from January 1 to March 31, 2003, and of the combined entity (Solunet and SANZ) from April 1, 2003 to September 30, 2003.

NOTE 2 – FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception, including a net loss of $5,938,000 for the year ended December 31, 2003, and a net loss of $2,145,000 for the nine months ended September 30, 2004. In addition, as of September 30, 2004, we have negative working capital (current liabilities in excess of current assets) of $14,293,000. Accordingly, as of September 30, 2004, the recoverability of a major portion of the recorded asset amounts, including “Goodwill,” is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

We completed the business combination with Solunet Storage on April 1, 2003, described in Note 1, to achieve the economies that we believe are available by spreading our fixed cost base across a greater volume of sales. As anticipated, we have achieved cost reductions afforded by the combination, chiefly, the reduction of selling, general and administrative (“SG&A”) expenses. For the three months ended September 30, 2004, these expenses were lower by $43,000 as compared to the three months ended September 30, 2003. However, it should be noted that the SG&A expenses for the September 2004 quarter included approximately $250,000 of severance and related expense for personnel terminated in this quarter. More importantly, and as evidence to previous disclosures regarding operating expense reductions, the September 2004 quarter SG&A expenses of $3,821,000 (which includes the aforementioned $250,000 of severance and related expense) reflect a decrease of $320,000 from the June 2004 quarter SG&A expenses of $4,141,000, and a decrease of $1,369,000 from the June 2003 quarter (the first quarter following the SANZ-Solunet Storage combination), excluding acquisition related costs incurred in the June 2003 quarter. We continue to be “cost-conscious,” and intend to make further cost reductions as appropriate to business conditions.

SAN Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

As a result of the business combination with Solunet Storage, the Company has substantially increased its accounts receivable, which is the borrowing base for its principal borrowing facility with Wells Fargo Business Credit, Inc. (“Wells Fargo”). At September 30, 2004, the Company had $3.7 million of undrawn availability on this line. The increased borrowing limit, the expanding supplier lines of credit and the Harris Trust debt facilities described below are anticipated to provide continued liquidity for the foreseeable future, or next 12 months. However, our ability to borrow under the Wells Fargo facility is subject to maintaining our accounts receivable balance at current levels, as well as complying with the financial covenants we have made to the lender. If we are unable to comply with our financial covenants to the lender, the facility could cease to be available to us. As of September 30, 2004, the Company was in compliance with all of the financial covenants under the Wells Fargo credit agreement. In October 2004, the Company and Wells Fargo agreed to extend the credit facility through May 2007, a two-year extension to the previous agreement. Key revisions under the renewal agreement are: (1) an interest rate reduction from Prime + 5.0% to Prime + 2.0%, (2) an increased advance rate on certain accounts receivable, and (3) amendments to financial covenants regarding Minimum Net Income, Minimum Cash on Hand Plus Availability, and Capital Expenditures, for periods ending September 30, 2004 and thereafter. The Company was in compliance with the revised financial covenants as of September 30, 2004.

Also in 2003, the Company further enhanced its liquidity through two additional revolving credit lines with Harris Trust and Savings Bank (“Harris Trust”). An affiliate of the Company’s majority stockholder has guaranteed both of these credit lines, $6.8 million and $4.2 million, respectively. The $6.8 million facility is maintained by SAN Holdings, Inc. and is unsecured, is not limited by availability under a borrowing base and does not stipulate financial covenants. The second facility is secured by substantially all of the assets of Solunet Storage, is not limited by availability under a borrowing base and does not stipulate financial covenants. While the Harris facilities are demand notes, they both expire in May 2005, unless called earlier by the lender. At September 30, 2004, the Company had borrowed $9.7 million and had $1.3 million of undrawn availability on these two facilities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Predecessor (See Note 1)
Net loss, as reported	$ (198)	$ (373)	$ (2,145)	$ (5,392)
Deduct, Total stock-based compensation
expense determined under fair-value based
method, net of related tax effects	(99)	--	(330)	--

Pro forma net loss	$ (297)	$ (373)	$ (2,475)	$ (5,392)

Basic and diluted net loss per share:
As reported	$ --	$ (0.01)	$ (0.03)	$ (0.12)
As reported	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.12)

SAN Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Warrants and options outstanding to purchase an aggregate of 35,120,080 and 33,407,637 shares of common stock as of September 30, 2004 and 2003, respectively, have been excluded from the diluted share calculations for the three-month periods ending September 30, 2004 and 2003, respectively, and the nine-month periods ending September 30, 2004 and 2003, respectively, as they were antidilutive as a result of the net losses incurred for all periods presented. Accordingly, basic shares equal diluted shares for all periods presented.

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

As discussed in further detail in Note 7 below, the Company expects to issue a stock purchase warrant for approximately 7.7 million shares of SANZ’ common stock to its majority shareholder, Sun Solunet, on November 16, 2004. This warrant is immediately exercisable on a one for one basis into shares of common stock at an exercise price of $0.001, and will result in dilution to our common shareholders of approximately 8.0%.

NOTE 5 – DEBT

In March 2004, the Company amended one of its two revolving credit facilities with Harris Trust, increasing the borrowing availability from $4.8 million to $6.8 million. Borrowing availability on the other Harris credit facility remains at $4.2 million, resulting in aggregate availability under the two facilities of $11.0 million at September 30, 2004. During the nine months ended September 30, 2004, the Company borrowed an additional $1.5 million on the Harris facilities. As a result, the total outstanding debt with Harris Trust at September 30, 2004 was $9.7 million.

In October 2004, the Company and Wells Fargo agreed to extend the Wells Fargo credit facility through May 2007, a two-year extension to the previous agreement. Key revisions under the renewal agreement are: (1) an interest rate reduction from Prime + 5.0% to Prime + 2.0%, (2) an increased advance rate on certain accounts receivable, and (3) amendments to financial covenants regarding Minimum Net Income, Minimum Cash on Hand Plus Availability, and Capital Expenditures, for periods ending September 30, 2004 and thereafter. The Company was in compliance with the revised financial covenants as of September 30, 2004.

NOTE 6 – INCOME TAXES

In June 2004, the Company received a Federal income tax refund in the amount of $352,000. The refund was the result of the carryback of the net operating loss for 2002 for StorNet Inc., whose assets, including rights to tax refunds, we acquired in 2002 from the secured lender of StorNet Inc. in a foreclosure sale. This net operating loss carryback was allowed under a recent law change, which increased the carryback period from two to five years for net operating losses generated in 2001 and 2002. The Company filed the amended income tax return in February 2004; however, because the Company carries a deferred tax valuation allowance equal to 100% of total deferred tax assets, the Company did not record the benefit until the cash refund was received.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Harris Debt Guaranty Warrants

As discussed in Note 2 above, the Harris Trust debt facility term extends until May 2005. If we do not reduce the amount of the guaranteed debt to $3.0 million by November 16, 2004, in consideration of the guarantees issued to date, we will be obligated to issue additional warrants with an exercise price of $0.001 per share to our majority shareholder, Sun Solunet (an affiliate of which is the guarantor of the Harris Trust debt). The issuance of these warrants will result in dilution of the other shareholders of the Company. The number of warrants to be issued is dependent on the amount by which the remaining guaranteed debt exceeds $3.0 million, according to the following formula:

SAN Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

New Warrants = (Guaranteed Debt - $3,000,000) x 3,086,218 $2,000,000

We do not anticipate being able to reduce the guaranteed debt to $3.0 million by November 16, 2004. At this time, we anticipate that the guaranteed debt will be approximately $8.0 million on that date. Based on an $8.0 million balance of guaranteed debt outstanding as of November 16, 2004, we will issue to Sun Solunet a stock purchase warrant for a total of 7,715,545 shares of our common stock on that date. Based on the number of shares issued pursuant to the warrant, the Company expects to record on November 16, 2004 a non-cash charge calculated as the number of shares issued under the warrant multiplied by the closing market price of SANZ’ common stock for this date. Based on a thirty-day average of our common stock price through November 5, we expect this charge in the fourth quarter to be approximately $2.5 million.

The actual guaranteed debt level on November 16, 2004 will depend on a number of variables, including but not limited to:

Our ability to utilize our Wells Fargo line of credit financing to reduce the Harris Trust debt. This, in turn, will be dependent on our then sustainable accounts receivable balance.

The impact of any other debt or equity financing that we may be able to effect prior to that time.

The state of our vendor trade credit relationships.

Until the Company reduces the guaranteed debt to $3.0 million or less, it is required to issue additional warrants to Sun Solunet at six-month intervals in the future (each May and November), according to formulas applicable to each such date, as disclosed in our 2003 Annual Report on Form 10-KSB. The warrants required to be issued at those subsequent dates are substantially fewer in number, at any given debt level, than the warrants issuable at November 16, 2004.

Key Employee Termination and Office Closures

Subsequent to September 30, 2004, SANZ finalized a separation agreement regarding its President and Chief Operating Officer, and will record a severance and related charge in the fourth quarter of 2004 of approximately $200,000. Additionally during the fourth quarter, the Company formally closed two sales/engineering offices, and will record a fourth quarter charge of approximately $88,000 related to the remaining lease commitments due under the respective office leases.

NOTE 8 –INVESTMENT IN ALLIANCE MEDICAL CORPORATION

The Company has been in litigation since late 2002 seeking to recover approximately 575,000 shares of common stock of a private company, Alliance Medical Corporation (“Alliance”), that were placed in an escrow account at the end of 1999. The escrow agent deposited those shares with the court at the outset of the litigation. The opposing claimants to these shares were SANZ’ stockholders as of a December 31, 1999 record date to whom a “contingent dividend” was made, subject to conditions subsequent that the Company contends were not fulfilled. Certain of the opposing claimants contend principally that the deadline determining the satisfaction of the condition was extended to 2005. Prior to 2004, the Company recorded no value on these shares due to the disputed title.

Through a series of default judgments and settlement agreements entered into between the commencement of the litigation and September 30, 2004, the Company obtained clear title to approximately 300,000 shares of the Alliance stock. Under these settlement agreements, the Company has also waived any claim to approximately 215,000 additional shares in Alliance. Approximately 60,000 shares remain the subject of the litigation.

SAN Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

In September 2004, the Company sold an aggregate of 85,000 shares it had obtained to an employee and existing shareholder of SANZ and two other purchasers, who had no prior relationship to SANZ, for total cash proceeds of $212,500. Also in September 2004, in accordance with a Settlement Agreement discussed in our 2003 Annual Report on Form 10-KSB that resolved a separate litigation related to Alliance that had been brought against SANZ and approximately ten other defendants, the Company used $210,000 of these proceeds (in lieu of a transfer of Alliance shares) to satisfy its obligations under that Settlement Agreement. In the September quarter, the Company recorded the net of these transactions (the initial recording of the shares to which clear title had been obtained, the sale of a portion of those shares for cash, and the cash payment to the other litigant) as Other Income. The Company has not recorded any value with respect to the approximately 60,000 shares that remain the subject of the litigation.

As of September 30, 2004, SANZ held approximately 215,000 shares of Alliance stock, which are carried at $229,000 as an Investment in Other Assets. The Company has recorded this investment at its best estimate of fair value, based on various factors including the following: (1) Alliance is a private company with no readily determinable market value; (2) because Alliance is private, SANZ has a limited market to liquidate any or all of its Alliance shares; (3) the price obtained in recent arms-length sales of Alliance stock by SANZ; (4) a review of Alliance’s most recent audited financial statements; and, (5) discussions with financial management of Alliance as to external valuations completed on Alliance. Management believes that these valuations support adequately SANZ’ carrying value of its Alliance stock investment.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

We have evaluated all recent accounting pronouncements not yet required to be implemented, and believe that such accounting pronouncements will not have a material effect on our consolidated financial statements.

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

SANZ’ current line of business operations commenced in 2000. Effective April 1, 2003, we completed the acquisition of Solunet Storage. As previously discussed, the transaction was accounted for as a reverse acquisition, and as a result, the financial statements of Solunet Storage have been adopted as the historical financial statements of SANZ for all periods prior to April 1, 2003.

Recent Developments

Storage Solutions Market

While the general demand for data storage capacity continues to increase, the current market continues to present challenges to suppliers such as SANZ. These include price erosion and a high rate of change in user preference for product class and technology mix. Disk prices in general are down 30-50% per unit capacity over the past eighteen months and high-end disk systems are losing share to mid-range offerings with a much lower price point per unit capacity. Demand for tape systems has seen a general decline as many of the large disaster recovery projects initiated after the events of 2001 have been completed. Further, larger tape capacities have cannibalized unit volume sales, and the increased adoption of virtual tape and disk-to-disk backup technologies has undermined demand for traditional tape systems.

SANZ was somewhat insulated from the disk price decline in 2003 as our product mix remained heavily weighted to tape systems. However, beginning in very late 2003 and accelerating in 2004, our tape system business has declined in favor of disk, which has increased our exposure to the revenue compression from falling disk prices. In general, our available margins are not as high on disk product sales as they are on tape product sales.

The drop in disk prices and improved reliability of mid-range products has generated increased customer interest in what is known as Information Lifecycle Management (ILM) technology. ILM is shorthand for using different classes of storage technology and software to address different data storage needs, but doing so in an “integrated” or automated fashion. As this approach often involves multiple products from multiple vendors, it plays to the strength of independent storage solution providers such as SANZ. However, the sales cycles are longer than those of more traditional, single technology solutions and generally require greater investment of technical resources in the selling process.

Results of Operations

It is important to note that the consolidated financial statements do not include the operations of SANZ prior to April 1, 2003 (referred to as “legacy SANZ”). As such, we believe that a comparison of the results of operations of both Solunet Storage and legacy SANZ combined on a pro forma basis for the nine months ended September 30, 2003, giving effect to pro forma adjustments as if the companies had been combined as of January 1, 2003, and as reported in our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003, is important to the understanding of our results for the nine months ended September 30, 2004. Accordingly, we have included a discussion and analysis below of both 2003 to 2004 reported results and 2003 pro forma combined results to 2004 reported results.

Results of Operations for the Three Months Ended September 30, 2004
Compared to the Three Months Ended September 30, 2003

Sales. Our sales for three months ended September 30, 2004 were $18.0 million as compared to $16.0 million for the three months ended September 30, 2003, an increase of $2.0 million or 13%. The increase is attributed primarily to an increase in new order bookings of approximately $8 million for the third quarter of 2004 as compared to the third quarter of the prior year. New order bookings were especially strong in the Federal government sector, for which the fiscal year ends on September 30 of each year.

Specifically, sales of hardware, software and services increased from $14.3 million in 2003 to $16.1 million in 2004, a 12% increase. As mentioned above, this increase was primarily in the Federal government sector, where we benefited from the strong buying push at the September 30th close of the Federal government fiscal year. In addition, year over year, we gained significant market share in the Federal government sector, increasing revenue by over 150%. The commercial side of our business was characteristically somewhat soft in the September 2004 quarter.

Revenue from maintenance services increased from $1.5 million to $1.7 million from 2003 to 2004, a 13% increase. This revenue increase is primarily the result of legacy SANZ’ shift from reselling supplier provided maintenance (i.e., maintenance contract fees) to providing “first call maintenance” services (i.e., maintenance services). Maintenance services revenue, as defined, provides the Company more predictable recurring future revenue streams based on maintenance service renewals. Revenue from maintenance contract fees, which are shown on a “net basis” in the Statement of Operations, increased marginally from $107,000 to $144,000 from 2003 to 2004. On a gross revenue basis, this represents an approximate $0.4 million increase.

Gross Profit. Gross profit for the quarter ended September 30, 2004 was $4.1 million as compared to $4.0 million for the corresponding 2003 quarter, a 2.5% increase. As we are a project business, gross margins fluctuate from project to project, and, as a result, depending on mix, may fluctuate from quarter to quarter. Gross margin as a percent of sales (“gross margin”) declined to 22.6% for the September 2004 quarter compared to 24.7% for the September 2003 quarter. The decrease in overall gross margin is primarily related to gross margins of sales of hardware, software and services, which declined from 24.3% in 2003 to 21.9% in 2004. This decrease is due to project and product mix shift and to market pricing pressures. Specifically, for the September 2004 quarter, tape system sales were approximately $0.8 million lower and disk sales were approximately $0.9 million higher than the tape and disk sales, respectively, for the September 2003 quarter, and tape systems typically carry higher margins for the Company. In addition, gross margins related to sales of hardware, software and services were further depressed in the September 2004 quarter due to changes in supplier mix and higher supplier related rebates and credits received in the comparable 2003 quarter. These decreases in gross margin were partially offset by higher gross margins on sales of professional services and sales of EarthWhere™ products and services, which recorded gross margins in the third quarter of 39% and 79%, respectively.

Gross profit from maintenance services increased in the quarter ended September 30, 2004, as compared to the comparable 2003 quarter, from higher sales volume (noted above), but was offset from slightly lower gross margins, which decreased from 23.7% in 2003 to 23.0% in 2004. The decrease in gross margin from 2003 was primarily related to product mix.

Operating Expenses. For the quarter ended September 30, 2004, operating expenses comprise selling, marketing, engineering, and general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. For the three months ended September 30, 2003, operating expenses include the above expenses plus non-capitalized, acquisition-related costs (“acquisition-related costs”) incurred in the SANZ and Solunet Storage business combination. For the three months ended September 30, 2004, SG&A expenses were lower by $43,000 as compared to the three months ended September 30, 2003. However, it should be noted that the SG&A expenses for the September 2004 quarter included approximately $250,000 of severance and related expense for personnel terminated in this quarter. More importantly, and as evidence to previous disclosures regarding operating expense reductions, the September 2004 quarter SG&A expenses of $3,821,000 (which includes the aforementioned $250,000 of severance and related expense) reflect a decrease of $320,000 from the June 2004 quarter SG&A expenses of $4,141,000, and a decrease of $1,369,000 from the June 2003 quarter (the first quarter following the SANZ-Solunet Storage combination), excluding acquisition related costs incurred in the June 2003 quarter. We continue to be “cost-conscious,” and intend to make further cost reductions as appropriate to business conditions. Total headcount at September 30, 2004 was 90, as compared to total headcount at September 30, 2003 of 116.

Depreciation and amortization expense for the third quarter of 2004 was $358,000 as compared to $306,000 for the third quarter of 2003, an increase of $52,000. Depreciation increased by $29,000 and amortization by $23,000, due to a higher capitalized asset base in 2004.

Interest Expense. Interest expense for the third quarter of 2004 was $304,000 as compared to $177,000 for the third quarter of 2003, an increase of $127,000 or 72%. The increase is primarily due to increased debt borrowings in 2004 as compared to 2003. Average debt outstanding for the third quarter of 2004 was $16.0 million as compared to $11.1 million for the third quarter of 2003. Higher interest rates in 2004 have also contributed to the increase in interest expense.

Other Income and Expense. Other income for the third quarter of 2004 was $229,000 as compared to $-0- for the comparable period of 2003. The increase in income for 2004 is related to a settlement on litigation in the form of shares in a private company and resultant gains from sales of a portion of those shares during the third quarter of 2004.

Income Taxes. For the September 2004 quarter, the Company paid $8,000 in state and local income taxes with the filings of certain Income and Franchise tax returns for San Holdings, Inc., Solunet Storage, Inc., and SANZ Inc.

Results of Operations for the Nine months Ended September 30, 2004
Compared to Results of Operations for the Nine months Ended September 30, 2003

As stated above, it is important to note that the consolidated financial statements do not include the operations of SANZ prior to April 1, 2003 (referred to as “legacy SANZ”). As such, the Company’s results of operations for the nine months ended September 30, 2003, referred to in this section, do not include the first quarter 2003 results of operations of legacy SANZ. Accordingly, the discussion here, pertaining to the comparison of the reported nine months results for September 2004 and 2003, should be read in conjunction with the next section, which is a comparison of the reported nine months results for September 2004 to the pro forma results for September 2003.

Sales. Our sales for the nine months ended September 30, 2004 were $50.1 million as compared to $40.5 million for the nine months ended September 30, 2003, an increase of $9.6 million or 24%. The increase is primarily a result of the combination of sales of legacy SANZ and Solunet Storage for 2004. Specifically, sales of hardware, software and services increased from $36.5 million in 2003 to $44.4 million in 2004, a 22% increase; this increase is directly related to the combination of sales of legacy SANZ and Solunet Storage. Revenue from maintenance services increased from $3.4 million to $5.0 million from 2003 to 2004, a 47% increase, which is primarily due to legacy SANZ’ shift from selling maintenance contract fees to selling maintenance services. Revenue from maintenance contract fees as a percentage of total revenue remained relatively flat, at $0.5 million in 2003 and $0.6 million in 2004.

Gross Profit. Gross profit for the nine months ended September 30, 2004 was $11.3 million as compared to $9.8 million for the corresponding 2003 period, an increase of 15%. As we are a project business, gross margins fluctuate from project to project, and, as a result, depending on mix, may fluctuate from quarter to quarter. Gross margin was 22.6% for the first nine months of 2004 compared to 24.3% for the comparable prior year period. The primary reasons for the overall gross margin decrease from the first nine months of 2003 to the first nine months of 2004 are consistent with those noted in the quarter to quarter comparison above – market pricing pressures, tape/disk mix and supplier mix related to sales of hardware, software and services.

Operating Expenses. For the nine months ended September 30, 2004, operating expenses comprise selling, marketing, engineering, and general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. For the nine months ended September 30, 2003, operating expenses include the above expenses plus non-capitalized acquisition-related costs (“acquisition-related costs”) incurred in the SANZ and Solunet Storage business combination. For the nine months ended September 30, 2004, total operating expenses were $13.0 million as compared to $14.8 million for the nine months ended September 30, 2003, a decrease of $1.8 million or 12%. The decrease is primarily due to $2.0 million of non-capitalized acquisition-related costs incurred in the second quarter of 2003.

Depreciation and amortization expense for the first nine months of 2004 was $1,069,000 as compared to $915,000 for the first nine months of 2003, an increase of $154,000 or 17%. The primary increase was in depreciation expense, which increased $178,000 as a result of the increased depreciable asset base of the combined legacy SANZ and Solunet Storage companies. Amortization expense decreased in 2004 by $24,000, due to the amortization expense in 2003 of certain short-lived intangibles recorded as part of the SANZ and Solunet Storage business combination on April 1, 2003.

Interest Expense. Interest expense for the first nine months of 2004 was $878,000 as compared to $593,000 for the first nine months of 2003, an increase of $285,000 or 48%. The increase is primarily due to increased debt borrowings in 2004 as compared to 2003. Average debt outstanding for the first nine months of 2004 was $16.3 million as compared to $8.4 million for the first nine months of 2003.

Other Income and Expense. Other income and (expense) for the first nine months of 2004 was $121,000 as compared to $25,000 for the comparable period of 2003. The net increase in other income and (expense) in 2004 is principally due to a settlement on litigation in the form of shares in a private company and resultant gains from sales of a portion of those shares during the third quarter of 2004, the combination of which totaled $229,000 of other income. Offsetting this income were losses of $113,000 on disposals of property, equipment and leasehold improvements related to the consolidation of two Colorado corporate offices into a single corporate headquarters in May 2004.

Income Taxes. For the nine months ended September 30, 2004, we received and recorded a Federal income tax refund in the amount of $352,000. The refund was the result of the carryback of the net operating loss for 2002 for StorNet Inc., whose assets, including rights to tax refunds, we acquired in 2002 from the secured lender of StorNet Inc. in a foreclosure sale. In accordance with US GAAP, we recorded the income tax refund as an income tax benefit in the Statement of Operations.

Results of Operations for the Nine months Ended September 30, 2004
Compared to Pro Forma Results of Operations for the Nine months Ended September 30, 2003

Sales. Our sales for nine months ended September 30, 2004 were $50.1 million as compared to the combined sales of both SANZ and Solunet Storage (on a pro forma basis) of $48.0 million for the nine months ended September 30, 2003, an increase of 4%. Sales increased slightly in spite of soft general market conditions and product shifts in the storage industry in 2004. Sales of hardware, software and services on a pro forma combined basis for 2003 increased from $43.9 million to $44.4 million in 2004, a 1% increase. Revenue related to maintenance services on a pro forma combined basis for 2003 increased from $3.4 million to $5.1 million for 2004, a 50% increase. Revenue from maintenance contract fees on a pro forma combined basis for 2003 decreased from $0.7 million to $0.6 million for 2004. The revenue changes in the two categories of maintenance services reflect a significant shift in our maintenance business, as we move from reselling supplier provided maintenance (“maintenance contract fees”), which generate relatively low gross profit, to “first call” maintenance services (“maintenance services”), which generate higher gross profit. In addition to the benefit of the higher gross profit, we have promoted this shift because providing those services internally enables us to remain in closer contact with customers after the initial sale. We believe this closer contact enhances our ability to make future sales to those customers.

Gross Profit. Gross profit for the nine months ended September 30, 2004 was $11.3 million as compared to the pro forma combined gross profit for the nine months ended September 30, 2003 of SANZ and Solunet Storage of $10.9 million, an increase of $0.4 million or 3.7%. This increase in gross profit was principally due to higher revenues, as gross margin remained relatively flat at 22.6% for 2004 compared to the pro forma combined 2003 gross margin of 22.7%. As we are a project business, gross margins fluctuate from project to project, and, as a result, depending on mix, may fluctuate from quarter to quarter. The slight decrease in gross margin from 2003 to 2004 is principally due to fluctuations in product mix as noted above.

Operating Expenses. For the nine months ended September 30, 2004, operating expenses comprise selling, marketing, engineering, and general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. For the nine months ended September 30, 2003, pro forma operating expenses include the above expenses and exclude all non-capitalized acquisition-related costs incurred in the SANZ and Solunet Storage business combination. For the nine months ended September 30, 2004, SG&A expenses were $12.0 million as compared to the pro forma combined operating expenses for the nine months ended September 30, 2003, of SANZ and Solunet Storage of $13.9 million, a decrease of $1.9 million or 14%. This decrease is a result of significant personnel reductions made after the combination of the two companies, particularly in areas such as finance, sales support, back-office administration, engineering and management, where we had duplicate and/or redundant positions. Total headcount at September 30, 2004 was 90, as compared to total headcount at September 30, 2003 of 116.

Depreciation and amortization expense for the first nine months of 2004 was $1,069,000 as compared to the pro forma combined amount of $1,048,000 for the first nine months of 2003, an increase of $21,000 or 2%. The primary increase was in depreciation expense related to a higher capitalized asset base in 2004.

Interest Expense. Interest expense for the first nine months of 2004 was $878,000 as compared to the pro forma combined amount of $667,000 for the first nine months of 2003, an increase of $211,000 or 32%. The increase is primarily due to higher debt borrowings in 2004 as compared to pro forma combined debt borrowings in 2003. Average debt outstanding for the first nine months of 2004 was $16.3 million as compared to pro forma combined debt borrowings of SANZ and Solunet Storage of $9.1 million for the first nine months of 2003.

Other Income and Expense. Other income and (expense) for the first nine months of 2004 was $121,000 as compared to the pro forma combined amount of $25,000 for the comparable period of 2003. The net increase in other income and (expense) in 2004 is principally due to a settlement on litigation in the form of shares in a private company and resultant gains from sales of a portion of those shares during the third quarter of 2004, the combination of which totaled $229,000. Offsetting this income were losses of $113,000 on disposals of property, equipment and leasehold improvements related to the consolidation of two Colorado corporate offices into a single corporate headquarters in May 2004.

Income Taxes. For the nine months ended September 30, 2004, we received and recorded a Federal income tax refund in the amount of $352,000. The refund was the result of the carryback of the net operating loss for 2002 for StorNet Inc., whose assets, including rights to tax refunds, we acquired in 2002 from the secured lender of StorNet Inc. in a foreclosure sale. In accordance with US GAAP, we recorded the income tax refund as an income tax benefit in the Statement of Operations.

Liquidity and Capital Resources

Liquidity

As of September 30, 2004, we had $0.6 million in cash, $3.7 million of undrawn availability on our line of credit with Wells Fargo and $1.3 million of undrawn availability on our Harris Trust credit facilities, resulting in total cash and availability of $5.6 million. Our line of credit with Wells Fargo is an asset-based line dependent at any time on our having adequate eligible accounts receivable to support borrowings. This line of credit also requires us to comply with certain financial covenants, with which we have been in compliance at the end of five consecutive quarters, including the quarter ended September 30, 2004. In October 2004, the Company and Wells Fargo agreed to extend the credit facility through May 2007, a two-year extension to the previous agreement. Key revisions under the renewal agreement are: (1) an interest rate reduction from Prime + 5.0% to Prime + 2.0%, (2) an increased advance rate on certain accounts receivable, and (3) amendments to financial covenants regarding Minimum Net Income, Minimum Cash on Hand Plus Availability, and Capital Expenditures, for the periods ending September 30, 2004 and thereafter. We were in compliance with the revised financial covenants as of September 30, 2004.

We also maintain two credit lines with Harris Trust, which aggregate $11.0 million at September 30, 2004. One facility, which allows us to borrow up to $6.8 million, is guaranteed by an affiliate of our majority shareholder, is unsecured and does not require the maintenance of specified financial covenants. The second facility, which allows us to borrow up to $4.2 million, is also guaranteed by an affiliate of our majority shareholder, is secured by certain assets of Solunet Storage and is not subject to any material financial covenants. Both of these credit facilities bear interest at the rate of Prime + 0.25%, and expire in May 2005. We have no reason to believe that Harris Trust will not renew the credit facilities at that date.

We generated positive earnings before interest, taxes, depreciation, amortization and other income and expense (“EBITDA”) for the third quarter of 2004. While we did not generate positive EBITDA for the second quarter of 2004, we did generate positive EBITDA for the prior three quarters (March 2004, December 2003 and September 2003). We have, however, incurred net losses for each of those periods. As compared to 2003, these losses have decreased, but nonetheless reflect the fact that we must achieve either greater gross profits, or a continued reduction of operating expenses, or a combination of both, if we are to become profitable. Even if we maintain positive EBITDA in the fourth quarter, we may continue to be cash flow negative and to incur a net loss on a GAAP basis. A discussion of our use of EBITDA, which is a non-GAAP financial measure, is included in our 2003 Annual Report on Form 10-KSB.

Subsequent to September 30, 2004, we finalized a separation agreement regarding our President and Chief Operating Officer, and will record a severance and related charge in the fourth quarter of 2004 of approximately $200,000. Additionally during the fourth quarter, we formally closed two sales/engineering offices, and will record a fourth quarter charge of approximately $88,000 related to the remaining lease commitments due under the respective office leases.

We have pursued a variety of avenues to secure equity or debt financing in an amount sufficient to reduce our borrowings on the Harris Trust debt facilities prior to November 16, 2004. While the Harris Trust debt facility term extends until May 2005, if we are unsuccessful in reducing the debt to $3.0 million or less by November 16, 2004, we will be obligated to issue additional below market warrants to our majority shareholder, Sun Solunet, which is the guarantor of the Harris Trust debt). The issuance of these warrants would result in dilution of the other shareholders of the company.

It has been our intention to use our Wells Fargo facility (which has an overall limit of $12 million) as the principal vehicle to reduce our borrowings from Harris Trust by the November 16, 2004 deadline; however, our ability to do so is dependent on our having sufficient accounts receivable to support borrowing those additional funds from Wells Fargo. Because our accounts receivable have not grown to the levels that were previously projected, it is now clear that we will be unable to reduce the Harris Trust facility to the $3.0 million level by that deadline through means of the Wells Fargo facility alone. For the foregoing reason, we have also pursued a variety of opportunities to secure other sources of equity or debt financing to reduce our borrowings on the Harris Trust debt facilities prior to November 16, 2004. While certain of these efforts are ongoing, it is unlikely that any could be completed by November 16.

As noted above, while the Harris Trust debt facility term extends until May 2005, if we are unsuccessful in reducing the amount of the guaranteed debt to $3.0 million by November 16, 2004, we will be obligated to issue additional warrants with an exercise price of $0.001 per share to our majority shareholder, Sun Solunet (an affiliate of which is the guarantor of the Harris Trust debt). The issuance of these warrants will result in dilution of the other shareholders of the Company. The number of warrants to be issued is dependent on the amount by which the remaining guaranteed debt exceeds $3.0 million, according to the following formula:

New Warrants = (Guaranteed Debt - $3,000,000) x 3,086,218 $2,000,000

We do not anticipate being able to reduce the guaranteed debt to $3.0 million by November 16, 2004. At this time, we anticipate that the guaranteed debt will be approximately $8.0 million on that date. Based on an $8.0 million balance of guaranteed debt outstanding as of November 16, 2004, we will issue to Sun Solunet a stock purchase warrant for a total of 7,715,545 shares of our common stock on that date. Based on the number of shares issued pursuant to the warrant, we expect to record on November 16, 2004 a non-cash charge calculated as the number of shares issued multiplied by the closing market price of SANZ’ common stock for this date. Based on a thirty-day average of our common stock price through November 5, we expect this charge in the fourth quarter to be approximately $2.5 million.

The guaranteed debt level on November 16, 2004 will depend on a number of variables, including but not limited to:

Our ability to utilize our Wells Fargo line of credit financing to reduce the Harris Trust debt. This, in turn, will be dependent on our then accounts receivable balance.

The impact of any other debt or equity financing that we may be able to effect prior to that time.

The state of our vendor trade credit relationships.

Until we reduce the guaranteed debt to $3.0 million or less, we are required to issue additional warrants to Sun Solunet at six-month intervals in the future (each May and November), according to formulas applicable to each such date, as disclosed in our 2003 Annual Report on Form 10-KSB. The warrants required to be issued at those subsequent dates are substantially fewer in number, at any given debt level, than the warrants issuable at November 16, 2004. For example, if the guaranteed debt remains at $8.0 million at May 16, 2005, we will be obligated to issue Sun Solunet 1,603,230 warrants on that date.

Cash and Cash Flows

Our cash and cash equivalents decreased from $3.8 million at December 31, 2003 to $0.6 million at September 30, 2004. For the nine months ended September 30, 2004, we used $2.7 million of cash in operating activities, principally from the net loss incurred for this period of $2.4 million. Significant uses of cash from operations for the first nine months of 2004 were: (1) an increase in our accounts receivable of $1.7 million, due to higher customer billings in the month of September 2004, compared to the month of December 2003, and (2) a decrease in our accrued expenses of $0.5 million, due primarily to significant payments for legal and professional fees, accrued for in 2003 in conjunction with the SANZ and Solunet Storage business combination, but remaining unpaid at December 31, 2003. In addition, cash from operations for the first nine months of 2004 was increased by a reduction in inventory of $0.6 million.

Cash used in investing activities for the first nine months of 2004 was comprised of purchases of equipment of $0.3 million and capitalized software costs of $0.3 million. Cash used in financing activities for the first nine months of 2004 consisted of net payments of $1.4 million on our Wells Fargo line of credit, offset by additional borrowings of $1.5 million on our Harris Trust credit facilities.

Capital Resources

We anticipate our capital expenditures for property and equipment for the remainder of 2004 and 2005 to be lower than that of the first nine months of 2004 – approximately $100,000 per quarter – decreasing to approximately $50,000 for the December 2004 quarter and 2005 quarters. In addition, we will continue to capitalize the development of our Earthwhere™ software products, which we anticipate will be approximately $100,000 for the fourth quarter of 2004. We expect to fund these capital expenditures from cash, which in turn will be from line of credit borrowings.

Contractual Obligations

We are committed to make payments under long-term and other obligations. Our cash payments due under contractual obligations as of September 30, 2004 are as follows:

(In thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	Total
Line of credit obligations	$16,511	$ --	$ --	$16,511
Operating lease obligations	640	647	21	1,308

	$17,151	$647	$ 21	$17,819

The line of credit obligations are comprised of $6.8 million due to Wells Fargo and $9.7 million due to Harris Trust. Effective October 2004, the Wells Fargo credit facility was renewed and extended through May 2007. The Harris Trust credit facilities are demand obligations, but expire in May 2005 if not called by the lender prior to that date. We have no reason to believe that Harris Trust will not extend its facility at the expiration date. Further, we have no reason to believe that Harris Trust will call its facilities prior to that date.

Critical Accounting Policies

We have not adopted any material changes to our critical accounting policies from those discussed under this heading in our 2003 Annual Report on Form 10-KSB.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our outstanding bank debt. At September 30, 2004, we had $16.5 million in variable, Prime rate based bank debt. At September 30, 2004, our Harris Trust debt of $9.7 million bore interest at the rate of Prime + 0.25% and our Wells Fargo line of credit of $6.8 million bore interest at the rate of Prime + 5.0%. At September 30, 2004, a hypothetical 50 basis point increase in the Prime rate would result in additional interest expense of $85,000 on an annualized basis, assuming estimated borrowing amounts of $10.0 million for Harris Trust and $7.0 million for Wells Fargo. Currently, we do not utilize interest rate swaps or other types of financial derivative instruments.

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

Part II. Other Information

Item 1.    Legal Proceedings

As reported in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, the Company has been a plaintiff in litigation in Arapahoe County, Colorado, District Court to obtain clear title to approximately 575,000 shares (calculated on a pre-reverse split basis) of common stock of an unrelated company, Alliance Medical Corporation, that had been placed in escrow. The opposing claimants to these shares were SANZ’ stockholders as of a December 31, 1999 record date to whom a “contingent dividend” was made, subject to conditions subsequent that the Company contends were not fulfilled. Certain of the opposing claimants contend principally that the deadline determining the satisfaction of the condition was extended to 2005. Prior to 2004, the Company recorded no value on these shares due to the disputed title. Through a combination of default judgments and settlement agreements over the period from late 2003 through mid-2004, we have obtained clear title to approximately 300,000 of these shares. These include a settlement agreement with the primary defendant group in that litigation, which we entered into in September 2004. In the course of these settlements, we have waived any claim to approximately 215,000 of the shares originally placed in escrow. Approximately 60,000 shares remain in the registry of the court and continue to be the subject of the litigation.

Item 6.    Exhibits and Current Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with this Form 10-Q:

31.1	CEO Certification pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	CFO Certification pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Current Reports on Form 8-K. The following Current Report on Form 8-K was filed by the registrant in the fiscal quarter ended September 30, 2004:

On July 22, 2004, we filed a Current Report on Form 8-K, furnishing to the Commission a press release disseminated on July 20, 2004 related to our results of operations for the period ended June 30, 2004 under “Item 7—Financial Statements and Exhibits” and “Item 12—Results of Operation and Financial Condition.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN Holdings, Inc. (Registrant)
Date: November 10, 2004	By: /s/ John Jenkins John Jenkins, Chief Executive Officer

Date: November 10, 2004	By: /s/ Robert C. Ogden Robert C. Ogden, Chief Financial Officer (Principal Financial and Accounting Officer)