Form 10-K
period 2004-12-31
SAN HOLDINGS INC
filed 2005-03-31
CIK 799097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 0-16423

SAN Holdings, Inc.

(Exact name of registrant as specified in its Charter)

Colorado	84-0907969
(State of incorporation)	(I.R.S. Employer Identification No.)

 9800 Mount Pyramid Court, Suite 130, Englewood, CO 80112 (303) 660-3933

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average closing bid and asked prices the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004), was approximately $13.7 million.

As of March 25, 2005, 95,811,278 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

SAN HOLDINGS, INC.
FORM 10-K

TABLE OF CONTENTS

Item No.		Page

	Forward-Looking Statements	3

Part I

1.	Business	3
2.	Properties	14
3.	Legal Proceedings	14
4.	Submission of Matters to a Vote of Security Holders	15

Part II

5.	Market for Common Equity and Related Stockholder Matters	15
6.	Selected Financial Data	17
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
7A.	Quantitative and Qualitative Disclosures about Market Risk	33
8.	Financial Statements and Supplementary Data	33
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33
9A.	Controls and Procedures	33
9B.	Other Information	34

Part III

10.	Directors and Executive Officers of the Registrant	34
11.	Executive Compensation	37
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	39
13.	Certain Relationships and Related Transactions	41
14.	Principal Accountant Fees and Services	42

Part IV

15.	Exhibits and Financial Statement Schedules	43

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In many but not all cases you can identify forward-looking statements by words such as  “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negative of these terms or other similar expressions.  These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future, and are based on information available to us at this time. We assume no obligation to update any of these statements and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Actual events and results could differ materially from our expectations as a result of many factors, including those identified in the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Considerations” and other sections of this report. We urge you to review and consider those factors, and those identified from time to time in our reports and filings with the Securities and Exchange Commission (“SEC”), for information about risks and uncertainties that may affect our future results. All forward-looking statements we make after the date of this filing are also qualified by this cautionary statement and identified risks.

PART I

Item 1. Business

Overview and Background

When used in this report, the terms “we,” “our,” “us,” “our company,” “the Company” and “SANZ” refer to SAN Holdings, Inc., a Colorado corporation, and our subsidiaries, unless the context indicates otherwise. SANZ provides sophisticated enterprise-level data storage and data management solutions to commercial and government clients. We focus on the design, delivery and management of data storage systems, especially those that are built using a network architecture. In addition, we have developed and sell a proprietary data-management software application designed specifically for the Geospatial Information Systems (GIS) market. Because we typically design integrated solutions for our clients rather than merely selling them hardware, we are known in the industry as a “storage solution provider.”

SANZ was formed as a Colorado corporation in 1983. Our current business operations commenced in 2000 when we acquired three companies in the data storage products and solutions business. In late 2001 we acquired (either by asset acquisition or subsidiary merger) two additional storage solution providers, ECOSoftware Systems, Inc. and ITIS Services, Inc. (“ITIS”). In early 2003, we acquired Solunet Storage Holding Corp. (“Solunet Storage”) and, indirectly, its operating subsidiary Solunet Storage, Inc. (d.b.a. “StorNet Solutions”). Solunet Storage was another storage solution provider, and like SANZ was based in the greater Denver area. Solunet Storage itself had acquired substantially all of the assets of StorNet, Inc. in September 2002 in a private foreclosure transaction. At the time of the acquisition by SANZ, Solunet Storage was owned by Sun Solunet LLC (“Sun Solunet”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”), a private investment firm located in Boca Raton, Florida. Further details of the transaction in which we acquired Solunet Storage are included below in Note 4 to our consolidated financial statements and under the section of this report titled “Item 13. Certain Relationships and Related Transactions,” and can also be found in a Form 8-K dated April 4, 2003 filed by the Company on April 21, 2003 and amended September 25, 2003 and March 31, 2004.

As further discussed in Note 1 to our consolidated financial statements included in this report, because the transaction with Solunet Storage was accounted for as a reverse acquisition, the consolidated financial statements of Solunet Storage have been adopted as the historical financial statements of SANZ for all periods prior to April 1, 2003. The consolidated financial statements consist of the operations of both Solunet Storage and SANZ for the period from April 1, 2003 through December 31, 2003 and for all of 2004.

From the time that we commenced our current business operations in 2000 until 2003, our primary operating subsidiary had the legal name “Storage Area Networks, Inc.” Over this period, we increasingly used the name “SANZ” as a trade name in the conduct of our business. In 2003 we changed the legal name of Storage Area Networks, Inc. to “SANZ Inc.” to align the legal name with the trade name used in operations.

Our principal executive offices are located at 9800 Mt. Pyramid Court, Suite 130, Englewood, CO 80112. Our telephone number is (303) 660-3933.

Products and Services

In the course of our business, we provide the following products and services, all of which are reported as a single segment in our financial statements included in this report:

•	Data storage solutions that we design and deliver as a customized project to meet a client’s specific needs, including both data storage networks and data backup/recovery systems;

•	Maintenance services on storage hardware and software;

•	Storage-related consulting services;

•
A proprietary data management software product known as “EarthWhere™,” which facilitates imagery data access and provisioning for geospatial digital imagery users (principally satellite and aerial imagery and map data), together with associated support and consulting services.

Data Storage Networks, and Backup and Recovery Systems. We design, deliver and manage sophisticated data storage solutions based on storage area network (“SAN”) and network attached storage (“NAS”) architectures, as well as related data backup and disaster recovery systems. We sell these solutions to both commercial and government customers throughout the United States. We believe the market for data storage solutions is generally robust and broad-based, although not immune to fluctuations in capital spending generally and in information technology (“IT”) spending in particular.

SAN and NAS systems are secondary, high-speed computer networks dedicated to data storage and backup functions. Demand for data storage is the result of a proliferation of data-intensive applications, from areas as sophisticated as document imaging, pharmaceutical development, electronic banking, satellite imagery manipulation and scientific research, to those as commonplace as email. In addition to our clients’ fundamental need to store vast quantities of data, the ability to access that data rapidly (referred to as “availability”) also drives infrastructure requirements, as today’s businesses depend on rapid response times in many functions, both for internal operations and to enable responsiveness to customers and vendors. Moreover, regulatory and geopolitical developments over the past several years have converged with general business requirements to cause businesses to recognize the need for effective data archiving and the corresponding need for rapid recovery of that data in the event of disaster or other failure. Consolidating data storage in networks at centralized data centers addresses each of these requirements by increasing the accessibility of data to multiple end-users, maintaining effective archives of that data, and at the same time lowering costs through increased utilization and more efficient management.

SAN and NAS have become the prevailing, state-of-the-art architectures for data storage, and are rapidly replacing traditional server-based (or “direct-attached”) storage architectures in which the storage device is incorporated into a single server or otherwise dedicated to a single computing device. SAN and NAS have been adopted because they address many of the storage-related challenges arising in today’s open systems networks, including:

•	The high cost of direct-attached storage environments due to inefficient storage utilization and high maintenance costs in those environments;
•	The isolation and resulting performance degradation of direct-attached storage environments that result from restrictive server-to-storage connectivity and incompatible storage protocols;
•	Greater complexity of upgrading server and storage capacities in direct-attached environments; and
•	Greater complexity of providing comprehensive data security, protection and disaster recovery functionalities in direct-attached environments.

By centralizing data storage functions, storage networks create a reservoir of storage resources that can be shared by multiple servers both locally and over long distances, thereby increasing resource utilization and allowing the data to be shared, managed and accessed by diverse end-users operating on diverse servers, even those running different computer operating systems or software applications. Because the personnel and other costs of managing a computer infrastructure are often greater than the hardware and software costs, this increased manageability also provides significant cost savings over traditional direct-attached storage. In addition, centralizing and networking an organization’s data storage provides superior system performance, which is particularly important for applications that depend on the transfer of high volumes of data such as those often found in complex research and development, financial analysis, imaging, records management and a variety of business services.

Data backup and disaster recovery systems are natural adjuncts to data storage systems. We design and implement these in both networked and direct-attached environments, depending on the client’s requirements. These systems create repositories for maintaining additional electronic copies of an organization’s data, which can guard against both small-scale failures, such as the malfunction of a single computer, and large-scale disasters, such as the destruction of an entire data center. There now exist a variety of technologies for building such backup and disaster recovery systems, including both tape and disk systems. A significant part of our role is to advise clients on which technologies best suit their requirements.

Maintenance Services. Because of the complexity of data storage hardware and software, clients generally purchase maintenance and support contracts on those products. Prior to the acquisition of Solunet Storage in 2003, the only maintenance and support contracts we sold were serviced entirely by the product manufacturers. Through that acquisition, we obtained Solunet Storage’s “technical services center,” a call center in which our own engineers now field support calls from clients with respect to many of the products that we sell. Depending on the nature of the client’s issue (among other factors, whether the problem is caused by hardware or by software), our engineers may resolve the call remotely or may pass the call on to the product vendor to send a technician into the field to fix the issue. This process is referred to in the industry as taking “first call.” We generally receive higher gross margins on service contracts under which we take first call than on service contracts under which we do not take first call. The ongoing communication with the client associated with taking first call also helps us to maintain a closer relationship with the client as its “trusted advisor,” and helps us to identify new sale opportunities within the client.

Revenues from maintenance services are reflected in two separate categories in the financial statements included in this report: “maintenance services” are services under contracts that obligate us to take first call, and “maintenance contract fees” are net revenues from the resale of manufacturer’s contracts where the manufacturer provides all of the service.

Storage-Related Consulting Services. In many cases, we provide systems design recommendations and similar expertise to our clients as part of the sales process, yielding higher product margins than those typically obtained from a simple resale of off-the-shelf products, but not resulting in a separately identifiable charge to the client. In other cases, however, clients engage us as consultants to obtain our specialized expertise, including such projects as assessing the adequacy of their systems, advising them on systems design, providing implementation services and providing ongoing operational support. We have increased the volume of our consulting services in 2003 and 2004, which generally yield higher margins than sales of hardware or third-party software. Nonetheless, in both 2003 and 2004, revenues from consulting and integration services combined aggregated less than 5% of our total revenues, and are not separately reported in the financial statements included in this report.

EarthWhere™ Software. EarthWhereTM is our proprietary software application, which is designed to facilitate a user’s provisioning and distribution of stored geospatial data (e.g., satellite and aerial imagery, map data, etc.). We sell EarthWhereTM predominantly to government agencies and companies who use geospatial digital imagery in their business or mission. These uses may include, among many others: agricultural crop management, environmental remediation, land use planning, military mission planning, and transportation management.  EarthWhere™ provides these users of geospatial data what we believe is a much more efficient way to retrieve, combine and otherwise manipulate datasets in a client-server and web-enabled environment.

We began developing EarthWhereTM in 2000, when our experience in designing data storage solutions led us to undertake the development of several products tailored to deliver optimized data storage and data management for particular market segments that we believe were not being adequately served by the conventional products available in the marketplace. We originally sought to develop integrated solution products, or “storage appliances,” that combined proprietary software with third-party hardware in an appliance designed to fulfill a market segment’s unique data storage and management requirements. After an initial development period, we concluded that producing and selling full-scale storage appliances (including the integrated hardware) under our own brand was not cost-justified. At the same time, however, we also determined that the proprietary software we had developed presented substantial sales opportunities as a stand-alone product. In 2003, we released the proprietary software under the name “EarthWhereTM.” In 2004, we took the further step of filing for U.S. patent protection on certain aspects of the EarthWhereTM software. The government’s review and subsequent patent prosecution process generally takes a number of years before any resulting patent will issue.

EarthWhereTM customers typically also have data storage needs, and we expect that sales of EarthWhereTM software may also lead in some cases to opportunities for storage solutions sales. We have found that sales of EarthWhereTM software also provide opportunities for additional revenue from implementation services and other GIS-related consulting services as described below. While sales of EarthWhereTM software have grown over the course of 2003 and 2004, with recorded license and software maintenance revenues of approximately $280,000 in 2004, up from $107,000 in 2003, these sales still represent less than 1% of our overall revenues and are therefore not separately reported in the financial statements included in this report. In 2004, in addition to software license sales, we also recorded sales of $404,000 of hardware and $390,000 of services related to Earthwhere™ projects. In late 2004 we devoted even greater resources to accelerating the growth in EarthWhereTM sales, and we expect these sales to grow in 2005.

Geospatial Imagery-Related Consulting Services. Because of the complexity of geospatial imagery data files and the systems used to manipulate them, end users often require specialized expertise to assist them. As a further outgrowth of our combined expertise in data storage and in the needs of the GIS vertical market, we also sell technical consulting services as an adjunct to our EarthWhereTM software offering.

Markets for Our Products and Services

Storage Solutions, Services and Maintenance Clients. We have always sought to serve both government and commercial markets, but until the acquisition of ITIS at the end of 2001 our sales were highly concentrated in the federal government sector. By acquiring ITIS, with its east-coast commercial client base, we achieved a more balanced mix of federal government and commercial business. We further augmented our client base in the commercial sector with our acquisition of Solunet Storage in 2003, which had a smaller concentration of federal government sales. As a consequence, our market sector mix today is approximately 2:1 commercial to government. Our government sector sales now also include sales to state and local governments, although the federal government continues to represent the substantial majority of our total government sales. Substantially all of our storage solutions sales are within the United States.

While we do not restrict our commercial business to specified industries, we have developed a relatively greater number of clients in certain segments, including:

●	computer services and software development	●	financial services
●	telecommunications / wireless	●	oil and gas
●	higher education	●	utilities

Most of our federal government clients are agencies involved in national defense, homeland security and government logistics. To a lesser extent, we have government clients in diverse areas such as financial regulation and legislative operations. Included in our federal government business are sales directly to government end-users, as well as sales to prime contractors who provide various services to government end-users. Our sales in the government sector during 2004 represented approximately 33% of our total sales, of which approximately 22% consisted of sales directly to the federal government and the remaining 11% consisted of sales to third parties acting as prime contractors or sales to state or local governments.

EarthWhere™ Software Customers. EarthWhere™ provides users of geospatial data (principally satellite and aerial imagery and map data) an efficient way to retrieve, combine and otherwise manipulate their datasets. Applications for this product range from federal government uses such as defense surveillance and land-use management, to local government uses such as fire control and city planning, to commercial market uses such as oil and gas development.

Currently, we believe that the substantial majority of the potential market for EarthWhereTM is within the federal government, including a variety of defense agencies, intelligence agencies and civilian agencies. Our first major EarthWhereTM installation (in 2003) was for the U.S. Geological Survey, a civilian agency charged with providing mapping and similar information to other agencies within the federal government. Since that time we have completed installations (either completed sales or ongoing product trials) within all three types of agencies. We also believe that there exists a smaller but nonetheless significant commercial market for EarthWhereTM, in part within companies that themselves produce geospatial imagery data or sell such data to end users, and in part to end users of imagery data such as companies in the natural resources and agriculture industries.

Technology Partners and Sales Model

Storage Solutions Technology Partners. SANZ is an independent storage solution provider, and is not under common ownership with any of the manufacturers of the products used in our networked storage solutions. We build and manage our “best of breed” solutions by integrating product offerings from our technology product suppliers. While our choice of products changes from time to time based on a variety of factors, including our technological assessment of those products, the acceptance of those products in the marketplace, pricing, and our ability to maintain good relationships with those suppliers and/or their distributors, some of our current key suppliers are:

● StorageTek
● EMC
● Network Appliance
● ADIC
● Veritas
● Sun Microsystems (including Sun-branded Hitachi Data Systems products)

In addition to these large manufacturers, we regularly test products offered both by smaller manufacturers and by other large manufacturers, and we establish new relationships when we believe those products would be beneficial to our clients.

We believe we have strong relationships with our technology partners. In many cases, our technology partners engage us for the expertise we bring to a technology team, in particular in heterogeneous technology environments, where individual manufacturers often lack the skills necessary to work with the full range of software and hardware components presented in a sophisticated solution.

Storage Solutions Sales Model. In our storage solutions business, we design and deliver storage solutions customized to each client’s situation by working with our clients to understand both their current and their projected data storage needs, and the business drivers that affect those needs. In some cases we are retained by clients in a consulting role to assist them in performing a comprehensive assessment of their existing infrastructure and to develop a roadmap for transition to meet their identified needs. In a majority of cases, however, our clients come to us with a narrower storage need, and we design a solution as a part of the sales process. In both types of engagement, we often are engaged to provide engineering services to implement the system, and at times we are also engaged to provide operational support of the system after implementation.

We employ a direct sales model but rely heavily on cooperative selling with our technology partners, nearly all of whom have sales personnel who are tasked to support channel partners such as SANZ. In many of the sales opportunities, we call upon our technology partners for direct support in the sales process, in the implementation process, or to provide lease financing for large projects. At times our technology partners also provide opportunity leads for us to execute directly, or include us as part of a large system solution delivery project that they are managing.

In a full storage solution implementation, our engineering staff designs a “best of breed” system to meet the client’s business and technology needs, selects and acquires the hardware and software components from our technology suppliers, and finally coordinates installation and testing of the system at the client’s facility. To support our ability to deliver complex technical solutions, we operate testing laboratories (of varying sizes) at our offices in Dallas, TX, Houston, TX, Englewood, CO and Washington, DC. These are used to test proposed solutions and to demonstrate those solutions to prospective clients. At times we augment our own engineering resources by engaging our vendors’ engineers or other subcontractors to perform installations or other tasks on a case-by-case basis. We have developed our product and service offerings specifically to be able to engage a client at any point in the evolution of their storage requirements, and to continue to provide solutions as the client’s needs change in scope. At times our clients’ needs are more limited and do not involve design and installation of a full solution. In these cases (such as follow-on sales of additional goods to existing customers), our role may be more limited and consist simply of reselling third-party hardware or software for inclusion in an existing system.

EarthWhereTM Sales Model. For sales of our EarthWhereTM software, we principally employ a direct sales model, although we have begun to engage third parties to sell our software in a “channel distribution” model. At this time our direct sales efforts are focused within the United States, but as part of our channel distribution model we have also entered into a distribution agreement with a third party for pursuit of EarthWhereTM sale opportunities in certain regions outside of the United States. To date, all of our EarthWhereTM sales have been within the United States.

Significant Customers

No single customer accounted for more than 10% of our total revenue in either 2004 or 2003. However, various separate branches and agencies within the U.S. Department of Defense (which undertake buying decisions independently of one another) taken together accounted for approximately 17% of our total revenue in 2004 and 15% of our total revenue in 2003. While we currently do not have any expectation that the U.S. Department of Defense as a whole will cease or significantly reduce its levels of business with us, if it were to do so, that cessation or reduction could have a material adverse effect on our business.

Competition

Data Storage Solutions. The highly competitive market for data storage is served by many manufacturers, value added resellers, storage solution providers and storage service providers. Major computer system firms all offer storage devices along with their server, workstation and desktop computer systems. To some extent, our products compete with those systems.

We face more direct competition from manufacturers specializing in storage technology products. Some of these manufacturers are ADIC, EMC, Hitachi Data Systems, LSI Logic, Network Appliance, Qualstar, StorageTek, and Veritas.  Some product companies address the market with a direct sales model, some employ a channel partner-only strategy, while most use a hybrid strategy that includes both. As noted below under the section titled “—Investment Considerations,” many or all of these manufacturers have greater financial and other resources than we have.

A number of these competitors also are key technology suppliers of SANZ. Those that are not provide competition in our accounts and markets. In some cases, in large legacy accounts of our technology partners, we will face competition directly from those suppliers. A large number of private company value-added resellers (VARs) serve as sales and distribution outlets for the manufacturers listed above, and although many of these offer only component sales and distribution, we sometimes compete with these companies at the user client level. At times, we face competition from other resellers offering the same or similar equipment from the same technology partners. In general, these competitors are regional.

We compete with companies that characterize themselves as storage solution providers, in whole or in part, such as GTSI, MTI, Cranel and Datalink. Some of these, such as GTSI, are large component and subsystem resellers who have moved into the market for complete solution delivery relatively recently. Others, such as Datalink, have applied the solution sale model for a longer time.

The methods of competition vary widely between accounts and between individual sales opportunities, but in general include a blend of product performance, service and price. We seek to provide a high level of expertise and service to our customers rather than merely reselling products at the lowest possible cost. We have found that a reasonable number, though clearly not all, customers for these types of products place significant value on the engineering expertise and service that we provide during and after the sales process, and accordingly will purchase from SANZ, as a full solution provider, rather than from a low-cost component reseller. In the federal government marketplace, we have sought to differentiate ourselves from other solution providers by maintaining General Services Administration (GSA) schedules for many of the products we sell, which facilitates the purchasing process for many government customers. In addition, we hold and maintain a Facility Clearance and certain personnel hold Secret and Top Secret Clearances, which enable us to provide services on projects that are restricted to holders of these clearances.

EarthWhereTM. While there are other software products in the marketplace that provide a limited portion of the overall functionality provided by EarthWhereTM, we are unaware of any other software application that is commercially available at this time that seeks to provide all or most of EarthWhereTM’s functionalities. However, there are other software development companies with substantial expertise in the GIS field, some of whom have greater resources than SANZ. It is possible that one of them, or a company not currently active in the GIS field, could develop and release a product that competes directly with EarthWhereTM in the future.

Research and Development

Our research and development expenditures in 2004, 2003 and 2002 have been approximately $589,000, $332,000 and $-0-, respectively. The full amount incurred in 2003 and 2004 relates to EarthWhere TM development efforts. We continually seek to enhance the functionality of EarthWhereTM through further development efforts. While it is also possible that we may seek to develop additional storage-related software tools for vertical markets outside of the GIS sector as we identify new opportunities, we do not have any development efforts unrelated to EarthWhereTM ongoing at this time.

Employees

As of December 31, 2004, we employed 101 full-time people. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are good.

Investment Considerations

In addition to the other information in this report, the following factors should be considered in evaluating our business and financial condition. We believe the risks and uncertainties described below may materially affect SANZ’ liquidity and operating results. There also could be additional risks and uncertainties that we are currently unaware of, or that we are aware of but currently do not consider to be material, but that may become important in the future or prove to be material and affect our financial condition or results of operations.

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

We incurred a net loss of $6.3 million in 2004. As of December 31, 2004 we had an accumulated deficit of $18 million. We have not had a profitable quarter since our inception as a publicly-reporting company. Our April 2003 acquisition of Solunet Storage has led to a substantial increase in our revenues, a narrowing of our net loss, and the achievement of positive earnings before interest, taxes, depreciation and amortization, and other non-operating income or expense (“EBITDA") in two of the last four quarters. However, EBITDA does not reflect all cash costs and positive EBITDA does not equate to a net profit. We hope to achieve full profitability in the near future; however, there can be no assurance whether or when we will achieve that goal.

We have expanded our engineering staff and sales force and improved our infrastructure, both through internal growth and through acquisitions, to support both expanded selling and project execution elements necessary for our growth objectives. The acquisition of Solunet Storage more than doubled our total workforce, even after staff reductions associated with the combination, to 112 employees at December 31, 2003 and 101 employees at December 31, 2004. We have also made investments in various software packages, testing lab equipment and other fixed assets to support operations over recent periods. Either an increase in gross profits, or further reductions in our overhead, or a combination of the two, will be necessary to enable us to become profitable, and there can be no assurance that we will be successful in doing so.

Our operations currently rely on continued access to bank debt and trade credit from suppliers. If we lose access to such debt, our operations may be significantly impaired.

At December 31, 2004, we had $0.4 million of cash. For the year ended December 31, 2004, we had a net loss of $6.3 million. At December 31, 2004 we also had a working capital deficit (current liabilities greater than current assets) of $16.0 million.

We have a revolving credit line with Wells Fargo to borrow up to $12 million, subject to availability under its borrowing base. It should be noted, however, that the funds available under the credit line are limited by the amount of eligible accounts receivable we hold at any given time, and fluctuations in the timing of customer orders can adversely affect our ability to draw on the line when required. Covenants also permit the lender to declare the loan in default if our operating subsidiary does not achieve certain net income targets during each calendar quarter, or if the book net worth plus subordinated debt of our operating subsidiary falls below levels that we have agreed to maintain. We were not in compliance with certain of those covenants at December 31, 2004; however, Wells Fargo did not issue a formal, written notice of default. Under an amendment to the credit agreement executed in March 2005, Wells Fargo granted us a waiver of non-compliance on these covenants. In the past, we have periodically been in default under the covenants, and have required waivers from the lender. If we were to not be in compliance with financial covenants and were unable to obtain such a waiver, and the lender was to accelerate the loan, the company would need to obtain credit from other sources to repay the loan. These matters are discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

The acquisition of Solunet Storage as well as actions taken by SANZ in 2004 were intended to reduce expenses to levels at or below anticipated gross profit levels and, in so doing, to reduce net cash requirements. The principal reductions resulting from all of those actions were to personnel expense (our largest expense item). While total selling, general and administrative expense was reduced by more than $1.7 million per quarter from the second quarter of 2003 (in which the combination of SANZ and Solunet Storage was closed) to the fourth quarter of 2004, fluctuations in sales and gross profit over the same period have prevented these actions from fully closing the gap between gross profits and expenses. Management believes, however, that continued focus on cost reductions coupled with modest increases in gross profits will be sufficient to enable SANZ to operate with its existing capital base for at least the next twelve months. These actions and their effects are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

While these actions are currently projected to enable us to reach profitability without raising additional capital, there can be no assurance that they will succeed in doing so. For this reason, and because of the continued uncertainty in the level of technology spending, there is a possibility that we will need either to take further action to reduce expenses (which could entail curtailing certain operations), or to seek additional debt or equity capital, or both. If we do seek additional debt or equity capital, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid the need for further reductions in expenses.

The issuance of securities has been a significant source of cash in the past. We also have issued material amounts of securities at various times to acquire other companies and assets. Due to our limited cash resources, any future acquisitions likely could be effected only by our issuance of securities, and management may in the future deem raising capital through the sale of additional securities to be preferable to bank financing. Additional funds raised through the issuance of equity securities or securities convertible into our common stock could dilute the percentage ownership of existing shareholders, or result in our issuance of securities with rights, preferences or privileges which may be senior to those of shares of our common stock.

We have a single controlling shareholder that owns approximately 58.4% of our outstanding shares of common stock and that has the power to elect a majority of our board of directors and control the strategic direction of SANZ.

In our acquisition of Solunet Storage, we issued shares of common stock and voting preferred stock representing approximately 58.4% of the aggregate voting stock of SANZ to Sun Solunet. These shares give Sun Solunet the power to elect a majority of our board of directors and, through that board control, set direction for the company. The ability of other shareholders to influence the direction of the company (for example, through the election of directors) is therefore limited.

Public sale of previously restricted shares by Sun Solunet could cause the market price of our shares to drop significantly, even if our business is doing well.

Approximately 58.4% of our outstanding shares are held by Sun Solunet. These shares first became eligible for sale under Rule 144 in April 2004, subject to volume limitations restricting sales to just under one million shares per three-month period. (Due to the size of Sun Solunet’s holdings, those volume limitations are expected to remain in force indefinitely, and will not lapse when the shares have been held for two years.) Further, at the time we acquired Solunet Storage, we entered into an agreement granting Sun Solunet the right to require us to register its shares for public resale. If Sun Solunet were to begin selling shares in the market rather than hold all of those shares over a longer term, the added availability of shares could cause the market price of our shares to drop even if our business is doing well. Furthermore, in light of the large number of shares that it holds and its acquisition cost of those shares (derivative of the price at which Solunet Storage acquired StorNet’s assets out of foreclosure), Sun Solunet could be willing to sell it shares at a price lower than the currently-prevailing market price, thereby depressing that price.

Future “debt guaranty” warrants issued to Sun Solunet could result in dilution of the other shareholders of the Company.

In partial consideration for the guaranty provided by Sun Capital Partners II, LP (“Sun Capital II”), an affiliate of Sun Capital and Sun Solunet, on our two revolving Harris Trust credit facilities, if the guaranteed Harris Trust debt was not reduced to $3.0 million or less starting in November 2004 (18 months after the effective date of the guaranty), the Company was obligated to issue stock purchase warrants at an exercise price of $0.001 to Sun Solunet based on the excess guaranteed debt over $3.0 million.

Pursuant to this agreement, in November 2004, the Company was obligated to issue, and on March 23, 2005, the Company issued to Sun Solunet a stock purchase warrant to purchase 7,715,545 shares of common stock at an exercise price of $0.001 per share. In March 2005, pursuant to the February 2005 revision of the credit agreement with Harris Trust, which increased the Company’s availability by $2.0 million, the Company approved the issuance of an additional stock purchase warrant to Sun Solunet for the purchase of 3,086,218 shares of common stock at an exercise price of $0.001 per share. This warrant was issued on March 23, 2005.

Until the Company reduces the guaranteed debt to $3.0 million or less, it will be required to issue additional warrants to Sun Solunet at six-month intervals in the future (each May and November), according to formulas applicable to each such date. The issuance of additional stock purchase warrants would result in dilution of the other shareholders of the Company.

Our ability to grow our business depends on relationships with others. If we were to lose those relationships, we could lose our ability to sell certain of our products.

Most of our revenue and a majority of our gross profit come from selling integrated solutions, consisting of combinations of hardware and software products produced by others. While our relationships change from time to time, some of our most significant technology partners at this time are Sun Microsystems, StorageTek, EMC/Legato, Hitachi Data Systems, and Network Appliance. If a given technology partner changes its marketing strategy and de-emphasizes its use of marketing partners such as SANZ, our ability to generate revenue from reselling its products would diminish and our operations and results of operations would be materially and adversely affected.

There are risks associated with introducing new products. If we are not successful with those product introductions, we will not realize on our investment in developing those products.

Our EarthWhereTM software product became “generally available” in 2003 and we achieved several sales during the course of 2003 and 2004. The resources that we expended over four years of development were several times the amount of the 2003 and 2004 sales; the direct cost of EarthWhere development activities in 2004 alone was approximately $600,000. This amount includes both capitalized amounts and amounts expensed for research and development.

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

Due to the significant change in our size, the “project based” nature of our business, the uncertain acceptance of our new products and the uncertain turn-around in technology spending in general, we may have difficulty predicting revenue for future periods and appropriately budgeting for expenses, resulting in expense levels unjustified by actual revenues.

A variety of factors coincide to reduce our ability to accurately forecast our quarterly and annual revenue. These include the significant growth and changes in our operations as a consequence of the Solunet Storage acquisition, the newness of our EarthWhere™ product to the market, uncertainties in the pace of technology spending in the market as a whole as the United States economy recovers from recession, and other factors beyond our control. If our revenue does not increase as anticipated or if it decreases, significant losses could result due to expense levels that were established in anticipation of revenue growth.

We have experienced, and expect to continue to experience, significant period-to-period fluctuations in our revenue and operating results. As a consequence, financial results from any one period may not be indicative of results that will be realized in future periods.

A number of factors may contribute to fluctuations in our revenue and operating results. Significant among these factors is the increasing size of individual orders received by the company: we now regularly receive orders of more than $1 million in a single transaction. The timing of large orders from customers and the product integration cycle of those orders can cause significant fluctuations from period to period. Other factors include the tendency of customers to change their order requirements frequently with little or no advance notice to us; deferrals of customer orders in anticipation of new products, services, or product enhancements from us or our competitors; and the rate at which new markets emerge for products we are currently developing. In addition to the forecasting difficulties posed by these fluctuations, our reported results from any one period may not be a reliable indicator to investors of the financial results to be expected in future periods.

A material portion of our sales are to the U.S. Federal government, and if we lost the ability to sell to the government our sales would decline significantly.

As discussed previously in this Item, approximately 33% of our current sales are to U.S. government customers or to support U.S. government projects. Moreover, various agencies and branches of the U.S. Department of Defense, taken together, accounted for approximately 17% of total sales in 2004. While it is not legally necessary to be an approved vendor in order to sell to the government, we have established “GSA Schedules” with the U.S. General Services Administration (GSA) with respect to many of the products we sell. GSA schedules are product and price lists that are periodically reviewed and approved by the GSA as the basis for purchases by federal government agencies. Those GSA Schedules greatly facilitate our sales to government end-users. If the GSA were to refuse to renew those GSA Schedules, we could lose much of our government revenue base and our business and results of operations would be materially and adversely affected. SANZ’ GSA Schedule was most recently renewed in February 2003, and is valid through February 2008.

Acquisitions of other companies could disrupt our business and harm our financial condition, and we could fail to recognize synergies expected from any such acquisition.

SANZ has grown over the past few years in significant part through acquiring other companies, and it is possible that we will seek opportunities to acquire other businesses or technologies. Acquisitions entail a number of risks, including but not limited to problems integrating the acquired operations’ technologies or products with our existing business and products; diversion of management’s time and attention from our core business; and difficulties in retaining business relationships with suppliers and customers of the acquired company.  Achieving the anticipated benefits of any acquisition will depend in part upon whether we are able to effectively integrate the businesses. While we believe we have been successful in integrating the businesses of SANZ and Solunet Storage, the change inherent in any integration inevitably results in some amount of dislocation. If we undertake any additional acquisitions, there can be no assurance that any anticipated synergies will be achieved even if we are able to integrate the acquired business’ operations and economic conditions remain stable.

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

No dividends.

SANZ has never paid cash dividends on its common stock. We do not contemplate paying dividends in the foreseeable future since we will use all of our earnings, if any, to finance current operations and the possible expansion of our operations. See “Item 5. Market for Common Equity and Related Stockholder Matters — Dividend Policy.”

Our articles of incorporation permit us to issue preferred stock with rights superior to the common stock.

We are authorized under our articles of incorporation to issue up to 10,000 shares of preferred stock. Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. At any time our board of directors may issue additional shares of preferred stock having, if so designated by our board of directors at the time of issuance, dividend, liquidation, voting or other rights superior to those of the common stock. We used that power to complete the acquisition of Solunet Storage in 2003 (although the preferred stock issued in that transaction did not have rights superior to the common stock into which it was convertible). Such an issuance could cause the market price of our common stock to decrease. Preferred shares could also be issued as a device to prevent a change in control of SANZ.

We may be unable to hire and retain key personnel.

Our future success depends on our ability to attract qualified, storage technology personnel. We may be unable to attract these necessary personnel. If we fail to attract or retain skilled employees, or if a key employee fails to perform in his or her current position, we may be unable to generate sufficient revenues to offset our operating costs.

Item 2. Properties

We do not own any real property. We occupy approximately 9,595 square feet of leased office and data center space in Englewood, Colorado. This facility serves as our headquarters, and it houses most of our financial, administration and order processing functions, regional sales functions, and EarthWhere™ development functions. We are currently leasing this facility under a sub-lease agreement, which expires on September 14, 2005. The monthly rent under this sub-lease is $10,395 plus the costs of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities. We are in the process of negotiating a renewal for this lease at its expiration.

We currently have five other regional engineering and sales offices (excluding one-person offices or home offices in more remote locations), all located in leased premises. The following table is a summary of the locations, functions, approximate square footage and estimated utilization of our leased properties:

Location	Function	Square Footage	Utilization
Englewood, CO	Headquarters, executive and administrative offices, as well as data center and research and development	9,595	90%
Richardson, TX	Call center, data center, engineering management and regional sales office	9,546	90%
Vienna, VA (1)	Engineering management and regional sales office	2,559	100%
Stafford, TX	Regional sales office	2,202	90%
Campbell, CA	Regional sales office	1,680	75%
Seattle, WA	Regional sales office	1,967	100%

(1)	We have entered into a three year lease agreement beginning in April 2005 for an additional 2,142 square feet adjacent to the current office in Vienna, VA.

In 2004, we closed three of our regional offices located in Waltham, Massachusetts; Norwalk, Connecticut; and Chadds Ford, Pennsylvania, for which we remain subject to leases expiring in 2005 and 2006. In 2001, we closed a regional office in Orlando, Florida, for which we remain subject to a lease through January 2006. We have accrued the remaining obligation on these leases, net of any sublease income, for the life of the leases.

We believe that our properties, equipment, fixtures and other assets are adequately insured against loss, that suitable alternative facilities are readily available if the lease agreements described above are not renewed, and that our existing facilities are adequate to meet current requirements.

Item 3. Legal Proceedings

Prior to December 1999, we owned a minority interest (less than 5%) in an unrelated company, Alliance Medical Corporation. In December 1999, we placed those shares (the “Alliance Shares”) into an escrow account, to be distributed either to SANZ’ shareholders of record at December 31, 1999 or back to SANZ, based on the outcome of certain future events. We contended that the requirements for a distribution of the Alliance Shares to those record-date shareholders failed to occur, and that SANZ was therefore entitled to recover the Alliance Shares, but certain of the record-date shareholders disputed our contention. In late 2002 the escrow agent deposited the Alliance Shares with the District Court of Arapahoe County, Colorado. Between 2002 and December 31, 2004, we either settled with or obtained default judgments against a substantial majority of the record-date shareholders, and in doing so obtained clear title to slightly more than half of the Alliance Shares. Under those settlement agreements we waived our claim to approximately 37% of the Alliance Shares. Approximately 10% of the original Alliance Shares remain the subject of the litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is quoted on the over-the-counter bulletin board maintained by the National Association of Securities Dealers, Inc. under the symbol “SANZ.” The following table shows the high and low bid quotations for our common stock in 2004 and 2003. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The trading market in our securities may at times be moderately illiquid due to low dollar volume.

	Common Stock
	$ High	$ Low

2004
First Quarter	0.66	0.48
Second Quarter	0.54	0.38
Third Quarter	0.44	0.24
Fourth Quarter	0.43	0.24

2003
First Quarter	0.78	0.42
Second Quarter	0.90	0.41
Third Quarter	0.60	0.38
Fourth Quarter	0.63	0.40

On March 24, 2005, the last reported sale price for our common stock was $0.34.

Holders

As of March 10, 2005, there were 95,811,278 shares of SANZ common stock outstanding, held of record by approximately 370 registered holders. Registered holders include brokerage firms and clearinghouses holding our shares for their clientele, with each brokerage firm and clearinghouse considered as one holder.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for the operation and development of our business, and do not intend to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information regarding compensation plans (including individual compensation arrangements) in effect at December 31, 2004, under which equity securities are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by shareholders; and (ii) all compensation plans not previously approved by shareholders.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,083,357 (1)	$ 2.32	-0-

Equity compensation plans not approved by security holders	12,311,302	$ 0.44	7,598,337

Total	13,394,659 (1)	$ 0.59	7,598,337

(1) Excludes 600,000 options with an exercise price of $0.70 per share that failed to vest at accelerated dates when specified performance targets were not met at those dates, but that will vest if the holder is still employed by us on March 26, 2013.

Description of Non-Shareholder Approved Plans

On September 20, 2001, our board of directors adopted the 2001 Stock Option Plan. At December 31, 2004, the total number of shares of common stock reserved for options issuable under this plan was 5,000,000. Options granted under the plan vest generally over three to ten years. The exercise price of options granted under this plan is required to be  not less than 80% of the fair market value per share on the date of option grant. With the exception of “roll-over” options that were included in the plan upon our acquisition of ITIS Services (i.e., options previously issued by ITIS Services that we assumed in that acquisition), all options granted to date under the plan have had an exercise price equal to, or in excess of, fair market value at the date of grant.

On December 18, 2003, our board of directors adopted the 2003 Stock Option Plan. At December 31, 2004, the total number of shares of common stock reserved for options issuable under this plan was 15,000,000. Options granted under the plan generally vest over four years. The exercise price of options granted under this plan is equal to the fair market value per share on the date of option grant. All options granted to date under the plan have had an exercise price equal to fair market value at the date of grant.

Item 6. Selected Financial Data

The fiscal year 2004, 2003 and 2002 statements of operations data, and the 2004 and 2003 balance sheet data, have been derived from our consolidated financial statements and notes appearing in Item 15 of this report. The statement of operations data for 2001 has been derived from our historical financial statements for that year. The balance sheet data for Solunet Storage Holding Corp. as of December 31, 2002 and for StorNet, Inc. as of September 25, 2002 and December 31, 2001 have been derived from our historical financial statements for those periods. The statement of operations and balance sheet data for 2000 are not available, as StorNet, Inc. was not a reporting company.

The following table (in thousands, except per share data) should be read in conjunction with the consolidated financial statements and associated notes found in Item 15 of this report.

Consolidated Statement of Operations Data	San Holdings, Inc.		Solunet Storage Holding Corp. (1)	StorNet, Inc. (2)
	Years Ended December 31,		Sept. 26, 2002 to Dec. 31, 2002	Jan. 1, 2002 to Sept. 25, 2002	Year ended December 31, 2001
	2004	2003 (1)
Total Revenue	$ 66,158	$ 55,497	$ 11,554	$ 42,446	$ 97,441
Loss from operations (3)	(3,044)	(5,225)	(5,627)	(9,556)	(19,815)
Net loss (4)	(6,285)	(5,938)	(5,813)	(10,362)	(22,012)
Basic and diluted loss per share	$ (0.07)	$ (0.12)	$ (0.29)	$ (0.52)	$ (1.24)

Balance Sheet Data:
Working capital (deficit)	(16,029)	(12,225)	(2,038)	(32,876)	(24,873)
Total assets	53,737	60,469	12,320	10,997	25,626
Total long-term debt	—	—	4,000	—	63
Total stockholders’ equity (deficit)	20,232	24,048	(4,813)	(32,087)	(21,726)

(1) Solunet Storage Holding Corp. is the accounting predecessor to SAN Holdings, Inc. Effective April 1, 2003, SANZ completed a business combination with Solunet Storage, which was accounted for as a reverse acquisition, with Solunet Storage treated as the acquirer for accounting purposes. As a result, for all periods prior to April 1, 2003, the financial statements of Solunet Storage have been adopted as SANZ’ historical financial statements. The financial statements presented here as the financial statements of SANZ consist of the accounts of Solunet Storage for all periods presented, together with the assets, liabilities and results of operations of SAN Holdings, Inc. and its subsidiaries from April 1, 2003.

Solunet Storage commenced operations on September 26, 2002, when it acquired certain assets of StorNet, Inc. (“StorNet”) from its secured lender in a private foreclosure sale. The results of Solunet Storage’s operations for 2002 consist solely of operations conducted during a period of slightly more than three months, from September 26, 2002 to December 31, 2002.

(2) On September 26, 2002, Solunet Storage acquired the assets of an ongoing business (StorNet); therefore, StorNet is considered to be an accounting predecessor of Solunet Storage, and thus of SANZ. The results of operations of StorNet are presented as prior period financial statements. However, because StorNet went through a foreclosure and liquidation on September 26, 2002, its financial statements have been prepared on a liquidation basis of accounting for the period from January 1, 2002 through September 25, 2002, and are therefore not fully comparable to those of SANZ for 2003 or 2004.

(3) In 2003, our loss from operations included $2.0 million of non-recurring costs related to the acquisition of Solunet Storage, and $1.2 million of depreciation and amortization expense. In 2004, our loss from operations included $1.2 million of severance and closed office expense, related to continuing cost reduction efforts. The 2004 loss from operations also included $1.4 million of depreciation and amortization.

(4) The 2004 net loss included a $2.5 million charge related to the obligation to issue a stock purchase warrant to our majority shareholder, Sun Solunet, pursuant to a debt guaranty provided by Sun Capital II, an affiliate of Sun Solunet. See further discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Supplementary Data - Quarterly Financial Information (Unaudited)

The consolidated results of operations on a quarterly basis were as follows (in thousands, except per share amounts):

	For the three months ended
2004	March 31	June 30	Sept. 30	Dec. 31
Net sales	$16,839	$15,248	$17,965	$16,106
Gross Profit	4,122	3,119	4,064	3,295
Net loss	(484)	(1,463)	(198)	(4,140	)(1)
Net loss per share, basic and diluted	(0.01)	(0.02)	--	(0.04

2003 (2)
Net sales	7,146	17,382	15,969	15,000
Gross Profit	1,554	4,299	3,952	3,686
Net loss	(1,440)	(3,529)	(373)	(596
Net loss per share, basic and diluted	(0.07)	(0.06)	(0.01)	(0.01

(1)
The fourth quarter of 2004 includes a charge of $2.5 million related to a stock purchase warrant issued to our majority shareholder, Sun Solunet. This warrant was issued to Sun Solunet in partial consideration for a guaranty provided by Sun Capital II on our two revolving credit lines with Harris Trust. See further discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The fourth quarter of 2004 also includes approximately $850,000 of expenses related to closed office and employee severance. Of this amount, nearly $500,000 was an accrual for remaining lease and severance agreements to be paid in 2005 and 2006.

(2)	The business combination between SAN Holdings and Solunet Storage was completed on April 1, 2003, and was accounted for as a reverse acquisition, with Solunet Storage being treated as the acquirer for accounting purposes. As a result, for all periods prior to April 1, 2003, the financial statements of Solunet Storage have been adopted as SANZ’ historical financial statements. The financial information presented in the above table include the results of operations of Solunet Storage only for the first quarter of 2003, and of SAN Holdings, Inc. and its subsidiaries (SANZ and Solunet Storage combined) from April 1, 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

SANZ’ Storage Solutions Business:

SANZ provides sophisticated enterprise-level data storage and data management solutions to commercial and government clients. We design, deliver, service and sometimes manage data storage systems, especially those that are built using a network architecture.

Because we typically design integrated solutions for our clients rather than merely selling them hardware, we are known in the industry as a “storage solution provider.” Our client-specific solution designs may include a variety of storage elements or subsystems from a single technology partner, or may be comprised of a mix of elements from a broad range of component suppliers. Clients often choose to conduct business with SANZ because of our ability to offer solutions that are based on a comprehensive understanding of the wide range of storage technologies and products that are available, and our ability to select from among all of those sometimes competing offerings to provide an optimized price-performance combination for the client’s specific needs. This expertise is our primary differentiating factor.

Because of our need to have a broad, concurrent understanding of many data storage technologies, our business requires a significant continued investment in well-trained engineering personnel and a high level of experience and training in our sales and support staff. We also invest in testing new product offerings and operate testing laboratories (of varying sizes) at our offices in Dallas, TX, Houston, TX, Englewood, CO and Washington, DC. These facilities are used to test proposed solutions and to demonstrate those solutions to prospective clients.

In many cases, we provide solution design recommendations to our clients as part of the sales process, often yielding higher margins on products than those typically obtained from a simple resale of off-the-shelf products, but not resulting in a separately identifiable charge to the client. In other cases, clients engage us as consultants, using our specialized expertise in such projects as: assessing the adequacy of clients’ current data storage infrastructures; advising them on new data management systems design; providing implementation services and providing ongoing operational support.

As an important part of our general business strategy, we have focused on and have grown the technical professional services content of our business, from $2.7 million in 2003 to $3.3 million in 2004, a 22% increase. Sales of professional services generally provide higher gross margins than the re-sale of third party hardware and software. At the same time, building out and maintaining a professional services staff requires additional management systems for recruiting, retention, and utilization.

Because of the complexity of data storage hardware and software, clients generally purchase maintenance and support contracts on those products. We provide these services from our Dallas, TX based “technical services center,” a call center in which our own engineers field support calls from clients with respect to many, but not all, of the products that we sell. Depending on the nature of the client’s issue, our engineers may resolve the call remotely or may pass on the call to the product vendor to send a technician into the field to fix the issue. This process is referred to in the industry as taking “first call.” We generally receive higher gross margins on service contracts under which we take first call. The ongoing communication with the client associated with taking first call also helps us to maintain a closer relationship with the client as its “trusted advisor,” and helps us to identify new sales opportunities within the client. SANZ’ full complement of services, from initial consulting through post-installation technical support, creates a “full service” model for our clients.

We market our Storage Solution products and services primarily to Federal government and commercial enterprises. We view these two market segments as having distinct needs, and as a result, made changes in our organization in late 2004 to address these markets with specifically dedicated resources. The Federal market for SANZ is generally highly centralized in the Washington DC area; typically involves larger contract awards and longer sales cycles that can stretch to near 12 months; requires that we maintain presence on certain Federal procurement vehicles (i.e., GSA Schedules) that generally limit available margin on third party product re-sale; and typically provides greater opportunity for higher levels of professional services sales. The commercial market for SANZ is much more geographically diverse; normally involves smaller average project size with shorter sales cycles of generally 90 days; faces certain market access limitations from our technology partners as most reserve many of the Fortune 1000 accounts for direct instead of channel management; typically supports higher available margin on third party product re-sale; and generally provides less opportunity for sales of professional services.

It is our strategy to maintain and increase our market share in both of these markets. The sales cycles of Federal and commercial procurement are different and generally complementary; the commercial markets tend to provide more early adopters of new storage technologies; and, as we serve both markets from a similar portfolio of technology partners, it allows us to extract better financial leverage from our investment in training and vendor management efforts.

While we believe the market for data storage solutions is large (sources such as VARBusiness magazine estimated the 2004 global storage services market at $23.5 billion in an August, 2004 publication), robust and broad-based as a result of the fundamental need by all industries and government agencies to better manage ever increasing amounts of data, it is not immune to fluctuations in capital spending in general and in information technology (IT) spending in particular.

Capital investment in IT has been generally depressed since the expansion in 2000. In addition, in the storage sector, a rapid pace of technological change has put additional pressure on new project revenues and product re-sale margins. Disk prices have continued to fall through the introduction of new technologies and improved manufacturing techniques. This has created margin pressures in the market for disk products and applied derivative pressure on tape and tape related product sales. The price per unit volume of general data storage capacity has continued to trend downward. IDC Corp.’s “Worldwide Disk Storage System Tracker” reported December quarter 2004 results as 1% revenue growth and 57.7% capacity growth year on year. The number of software offerings for traditional functions such as backup and recovery has increased in number and improved in functionality, again increasing downward pricing pressure.

To counter these downward pricing pressures, we have focused on increasing unit volume capacity sales and growing our higher margin product and service offerings such as professional services. We believe that we have been generally successful on both counts, but have had to make major changes in our overall cost structure in the process, and re-direct our available resources to a tighter market focus. In 2004 these changes in structure resulted in $1.2 million of severance and office closure costs.

Our strategy for the Storage Solutions business is to continue to build on our reputation for providing highly cost effective, comprehensive data management solutions in a full service model.

To improve our financial performance, we are focused on organizational productivity. We are driving to increase the individual productivity of our sales staff and the billable utilization of our existing engineering staff. In parallel, we are moving to increase the mix of our higher margin services business, and continue to reduce the costs of our back office and support operations through ever improved application of systems and technology.

SANZ’ EarthWhere™ software and services business:

As an outgrowth of our understanding of data management processes and requirements, we have developed and sell a proprietary data-management software application designed specifically for managing geospatial imagery data.  EarthWhereTM is designed to facilitate a user’s provisioning and distribution of stored geospatial data (e.g., satellite and aerial imagery, map data, etc.).

We are currently marketing EarthWhereTM predominantly to government agencies that use geospatial digital imagery in their business or mission. These many uses may include:

●	Intelligence operatives and planners who use images to monitor condition changes in their surveillance objectives;

●	Environmental condition analysts who use hyper-spectral analysis of imagery to monitor changes in conditions;

●	Agricultural scientists and planners who use imagery to monitor farm production compliance, soil conditions, and land contours;

●	Border patrol enforcement teams who use imagery to plan for more effective “route” control and intercept;

●	Oil and gas and minerals exploration analysts;

●	Emergency management teams who use imagery to address issues of evacuation route planning;

●	Municipal planning, taxing and control organizations who use imagery to address zoning compliance and other real estate development issues.

While there are no specific market estimates for software products and services that provide the EarthWhere™ functionality, the market for geospatial imagery data is estimated by the American Society for Photogrammetry and Remote Sensing (“ASPRS”) to exceed $3 billion annually, and to be growing at approximately 9-14% per year. Another source, Cary & Associates, put the total Federal spending on “Geo Technology,” which includes imagery, IT delivery systems, and personnel involved in the management and use of imagery etc., at approximately $6 billion.

The current business process that is used to deliver imagery to meet the needs of geospatial imagery users is complex. A critical element in that process, given the state of current technology, is the role of the highly trained imagery analyst, who must retrieve the correct imagery data and apply sophisticated software tools to create the exact image needed by the business user, no matter how simple or complex.

The process of delivering imagery to meet the needs of geospatial imagery users is slow, time intensive (therefore costly), and often fails to meet timing or general mission needs of the business user. The larger effect is that the cost and lack of timeliness of the process itself currently limits the growth rate of the market. In order to serve more business users, today’s process model requires an investment in more imagery analysts which, in many cases, is an unacceptable condition.

SANZ management believes that the introduction of EarthWhere™ as a data provisioning application offers dramatic improvement to the process for delivering data to the imagery analyst and making some of his/her tasks much easier. In actual process impact tests at the United States Geological Survey and other users, the application of EarthWhere™ improved productivity of some operations by as much as 20 to 1. Improving the productivity of the imagery analyst increases his/her ability to completely support the mission objectives of the business user and correspondingly support an expanding user market.

Our first real year of product introduction was 2004. We made solid penetration in a number of Federal agencies that hold significant potential for broad application of the EarthWhere™ software product. The sales cycle for an “enterprise class” software product typically exceeds 12 months, from initial introduction to full deployment. We expect that the EarthWhere™ sales cycle will follow this pattern. A relatively small license sale that supports a typical “department” use is in the range of $100,000. Our business development efforts through 2004 have been primarily founded on a direct sales model, though we have taken steps to develop a channel sales model. We expect to increase revenue in 2005 as we continue to invest in building out our sales and distribution model and move some of our existing clients from department to “enterprise” use of the product.

As part of our software sale, we provide installation and support services. We have also found that some of our clients and prospective clients have a need for business process re-engineering and other consulting services, which we also provide.

At this stage we have no direct competition for the EarthWhere™ product. We sometimes face indirect competition where mature users of geospatial imagery have developed custom “in house” systems that perform some or all of the functions of our product.

We are investing at significant levels in continued product development, which we expect will be necessary to continue to maintain a competitive position. We capitalize software development costs according to accounting principles generally accepted in the United States (“US GAAP”). In 2004, we capitalized $509,000 of software costs related to the development and production of EarthWhere™.

While we expect increases in sales of EarthWhere™ software and related services, this part of our business is still in the development stage and no assurance can be made that we will meet our sales objectives. If we fail to meet our sales objectives, the cash requirements for development will put a significant strain on the Company’s cash resources.

General

SANZ’ current line of business operations commenced in 2000. Effective April 1, 2003, we completed the acquisition of Solunet Storage and, indirectly, its operating subsidiary Solunet Storage, Inc. (d/b/a “StorNet Solutions”). As further discussed in Note 1 and Note 4 to our consolidated financial statements included in this report, the transaction was accounted for as a reverse acquisition, and as a result, the financial statements of Solunet Storage have been adopted as the historical financial statements of SANZ for all periods prior to April 1, 2003. For the period from April 1, 2003 through December 31, 2004, the consolidated financial statements consist of both the operations of Solunet Storage and SANZ.

In this report or in our other reports filed with the SEC, we at times make reference to “EBITDA,” which is a non-US GAAP measure. Unless otherwise defined in a specific report, “EBITDA” consists of net income computed in accordance with US GAAP excluding the effects of depreciation and amortization, interest and other non-operating income or expense, and taxes. Management believes that EBITDA may be useful to investors in assessing SANZ’ near-term performance because it excludes the impact of depreciation, amortization and similar costs (or recoveries) related to prior investments, and because depreciation and amortization are not controllable in the current period. Although it is a widely recognized measure, EBITDA is not meant to be considered a substitute or replacement for net income as computed in accordance with US GAAP. In addition, our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with US GAAP. The accounting policies most fundamental to understanding our financial statements are those relating to recognition of revenue, to our use of estimates, to the capitalization of software development costs and those relating to the impairment testing of goodwill and intangible assets.

Revenue Recognition

The Company recognizes revenue from the design, installation and support of data storage solutions, which may include hardware, software and services. The Company’s revenue recognition policies are based on the guidance in Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB 104”) in conjunction with Emerging Issues Task Force (“EITF”) Issue Number 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The Company recognizes revenue when:

● persuasive evidence of an arrangement exists,
● delivery has occurred or services have been rendered,
● the sales price is fixed or determinable, and
● collectibility of the resulting accounts receivable is reasonably assured.

The Company’s revenue is derived primarily from two sources: (i) the resale and installation of data storage systems, which consist of computer hardware, software, and data storage related services, and (ii) the sale of maintenance and technical support agreements on data storage devices and software.

Product Sales (Hardware/Software)

Revenue from the resale of data storage systems is recognized upon either (i) the shipment of goods for freight-on-board (“FOB”) origin shipments or (ii) the delivery of goods to the customer for FOB destination shipments, provided that no significant uncertainties regarding customer acceptance exist, and depending on the terms of the contract and applicable commercial law.

Service sales

Service revenue, including material installation services, is recognized as the related services are completed.

Maintenance Services

Revenue from maintenance agreements is recognized in one of two ways, based on whether or not the Company performs “first call” maintenance support. The Company operates a first call technical support center for certain of the hardware and software products that we sell. For first call maintenance services, we record the gross sale price of the applicable support or maintenance contract as deferred revenue, and recognize revenue on a straight-line basis over the contractual terms of the agreements. Likewise, the cost to acquire such maintenance agreements from the hardware and software vendors is also deferred and amortized on a straight-line basis over the contractual terms of the maintenance agreements. Revenue from these arrangements is set forth under the heading “Maintenance services” in the Consolidated Statement of Operations included in Item 15 to this report.

Maintenance contract fees, net

For products for which we do not perform first call maintenance, but resell the vendor’s maintenance contract for a fee, we recognize revenue from the resale of those maintenance agreements, net of the cost to acquire the maintenance agreements, at the beginning of the maintenance period. Revenue from these arrangements is set forth under the heading “Maintenance contract fees, net” in the Consolidated Statement of Operations included in Item 15 to this report.

Multiple deliverable arrangements

In accordance with EITF 00-21, for sales transactions that include the resale and installation of data storage systems and the resale of maintenance contracts denominated as a single, lump-sum price, we allocate the aggregate transaction revenue among the multiple elements based on their relative fair values. This process involves the application of management’s judgment and estimates regarding those relative fair values.

When some elements are delivered prior to others in a multiple element arrangement, revenue for the delivered elements is separately recognized, provided all of the following criteria are met:

● the delivered item has value to the customer on a standalone basis;
● there is objective and reliable evidence of the fair value of the undelivered item(s); and
● delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor.

Undelivered items typically include installation, training, and other professional services.

Deferred revenue, whether associated with maintenance contracts or undelivered elements, is included within deferred revenue on our balance sheet included in this report.

Use of Estimates

The preparation of our financial statements in conformity with US GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the reported amount of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Some of these estimates, judgments and assumptions relate to expected outcomes or uncertainties of specified events. Others relate to the anticipated dollar amounts arising out of events that are reasonably certain to occur. The areas in which we most frequently are required to make such estimates, judgments and assumptions are assessment of the carrying value of goodwill, allowances for credit losses on accounts receivable, allowances for impairment in the value of inventory, recognition of revenue, and the useful lives of intangible assets.

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

Goodwill and Intangible Assets

The Company reviews the carrying value of goodwill annually, or more often in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting unit with the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we perform the second step to determine the amount of the impairment loss. The impairment loss is determined by comparing the implied fair value of our goodwill with the carrying amount of that goodwill. We believe that our estimates of fair value are reasonable. Changes in estimates of such fair value, however, could effect the calculation. It is at least reasonably possible that the estimates we use to evaluate the realizability of goodwill will be materially different from actual amounts or results. Goodwill was subjected to fair value impairment tests in 2004 and 2003 and no impairments were recognized.

Generally, intangible assets other than goodwill are amortized over their useful lives. Determining the useful life of most such intangible assets requires an estimate by management. Our intangible assets that are subject to amortization include tradenames and customer lists. The usefulness of customer lists declines gradually due to customer turnover. In the case of tradenames, if a decline occurs, it is more likely to occur as a single event at an as-yet unknown time (e.g., as a consequence of a future rebranding). While it is not possible to know when such a change may occur in the future, we have estimated a median date based on our current business plans for such names and the general practices in the marketplace.

We evaluate the carrying value of long-lived assets, including intangibles subject to amortization, whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable. If that analysis indicates that an impairment has occurred, we measure the impairment based on a comparison of undiscounted cash flows or fair values, whichever is more readily determinable, to the carrying value of the related asset.

Accounts Receivable

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

Inventory

We also utilize a specific reserve methodology for our inventory, in which we periodically review our tangible inventory to assess whether, due to aging, changes in technology, our effectiveness in marketing a given type of product to our usual client base or other factors, our ability to sell that inventory for at least our carrying value has become impaired. This process involves the application of management’s judgment and estimates regarding a future event, i.e., the likelihood of the sale of an item of inventory and an estimate of the price at which such sale will occur. If our judgment does not accurately predict our future ability to sell that inventory or the price at which we will sell it, whether because the data on which we rely in making that judgment proves to be inaccurate or otherwise, we may have to reduce the carrying value of that inventory, and our future results of operations could be materially impacted.

Expense Classification

Our recognition of revenue from services that we perform with our internal staff also involves certain estimates, judgments and assumptions. Among these are estimates and assumptions used in reallocating an appropriate portion of our operating expenses pertaining to employee compensation and related expenses to “cost of sales.” If we are incorrect in those estimates and assumptions, our financial statements may inaccurately overstate gross profit and simultaneously overstate operating expense, or vice versa. (The net effect of either outcome would, however, be neutral to net income.) Also among these estimates, judgments and assumptions are judgments regarding revenue recognition when a particular services engagement has achieved completion and recognition of revenue is therefore appropriate.

Software development costs

We expense the costs of developing computer software to be sold, leased or otherwise marketed until technological feasibility is established and we capitalize all costs incurred from that time until the software is available for general customer release or ready for its intended use, at which time amortization of the capitalized costs begins. We determine technological feasibility for our computer software products based upon the earlier of the achievement of: (a) a detailed program design free of high-risk development issues; or (b) completion of a working model. Costs of major enhancements to existing products are capitalized while routine maintenance of existing products is charged to expense as incurred. We also contract with third parties to develop or test software that will be sold to customers and generally capitalize these third-party costs. The establishment of the technological feasibility and the ongoing assessment of the recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.

We amortize capitalized software costs on a product-by-product basis over their expected useful life, which is generally three years. The annual amortization related to software to be sold is the greater of the amount computed using (a) the ratio that current gross revenue for a product compares to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised) (“SFAS 123R”), “Share Based Payment,” which provides guidance on share-based payment transactions and requires fair value accounting for all share-based compensation. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company is required to adopt SFAS 123R at the beginning of its third quarter of 2005.

We are currently evaluating the impact of SFAS 123R on our financial position and results of operations as well as alternative transition methods under SFAS 123R. In addition, we have not determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In 2004, the FASB also issued the following Statements of Financial Accounting Standards:

● Statement No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” issued in November 2004;
● Statement No. 152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67,” issued in December 2004; and
● Statement No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” issued in December 2004.

Management believes that adoption of these new standards will not have a material impact on the Company’s financial results.

Results of Operations

SANZ and Solunet Storage combined effective April 1, 2003. As discussed in Notes 1 and 4 to our consolidated financial statements included in this report, this transaction has been accounted for as an acquisition of SANZ by Solunet Storage. As a result, for all periods prior to April 1, 2003, the financial statements of Solunet Storage have been adopted as SANZ’ historical financial statements. The results of operations of the acquired business and the assets of that acquired business are reflected in our consolidated financial statements only for the periods after the date of acquisition, April 1, 2003.

Solunet Storage, in turn, had acquired the net assets of StorNet, Inc. effective September 26, 2002, pursuant to a private foreclosure transaction. The 2002 results of operations and cash flows refer to the combined operations of StorNet Inc. during the period January 1, 2002 through September 25, 2002 and the operations of Solunet Storage from September 26, 2002 through December 31, 2002. In the discussion below, we refer to this combination as “StorNet/Solunet.” The statements of operations of StorNet, Inc. for the nine month period ended September 25, 2002 (the date of StorNet, Inc.’s liquidation) are included in this report, but are not considered to be comparable to our 2004 or 2003 results of operations because, among other factors, the StorNet financial statements for 2002 have been prepared on a liquidation basis of accounting. For this reason, the reader is cautioned in making comparisons between the 2003 and 2002 results of operations.

When we refer to the operations or net assets of only one of the constituent businesses, independent of the other, we use the term “legacy,” as in “legacy SANZ” or “legacy StorNet/Solunet.”

Results of Operations for the Year Ended December 31, 2004
Compared to Results of Operations for the Year Ended December 31, 2003

It is important to note that the 2003 consolidated financial statements do not include the operations of SANZ prior to April 1, 2003 (referred to as “legacy SANZ”). As such, we believe that a comparison of the results of operations of both Solunet Storage and legacy SANZ combined on a pro forma basis for the year ended December 31, 2003, giving effect to pro forma adjustments as if the companies had been combined as of January 1, 2003, and as reported in our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 (“pro forma”), is important to the understanding of our results for the year ended December 31, 2004. Accordingly, in our discussion and analysis below, we have included a discussion of 2004 reported results compared to both 2003 reported results and 2003 pro forma combined results.

Sales. Our sales during the year ended December 31, 2004 were $66.2 million. This represents an increase of $10.7 million, or 19%, over the $55.5 million recorded during the year ended December 31, 2003. The increase is primarily a result of the combination of sales of legacy SANZ and Solunet Storage for 2004, which accounts for $7.5 million of the increase.

Had the combination of SANZ and Solunet Storage been completed at January 1, 2003, the combined revenues of both organizations for 2003, on a pro forma basis, would have been $63.0 million. The additional $3.2 million increase in revenue from 2003 pro forma to 2004 was based on a combination of factors. Specifically, hardware and software sales increased by $1.3 million, or 2.2%, from 2003 pro forma to 2004. We believe that the modest increase in hardware and software sales was due to gains in market share in the Federal government sector, partially offset by soft general market conditions in the commercial sector, caused by reductions in capital spending in the U.S. markets as a whole. Revenue from maintenance services increased from $4.9 million in 2003 to $6.9 million in 2004, a $2.0 million or 40% increase. This revenue increase is primarily the result of legacy SANZ’ shift from reselling supplier provided maintenance (i.e., maintenance contract fees) to providing “first call” maintenance services. Maintenance services revenue, as defined, generally provides the Company more predictable recurring future revenue streams based on maintenance service renewals, and generally, higher gross margins as compared to maintenance contract fees. Revenue from maintenance contract fees, which are shown on a “net basis” in the Statement of Operations included in this report, increased marginally from $817,000 to $878,000 from 2003 to 2004, an 8% increase. On a gross revenue basis, this represents an approximate $0.6 million increase, which is consistent with the percentage increase in our hardware and software sales.

Gross Margin. Gross profit for the year ended December 31, 2004 was $14.6 million, compared to a gross profit of $13.5 million recorded during the prior year. Of the $1.1 million increase, approximately $2.6 million is attributable to the increase in total revenue, offset by a decline of approximately $1.5 million attributable to lower gross margin from product mix described below.

On a percentage basis, gross margin declined from 24.3% in 2003 to 22.1% in 2004. On a pro forma basis, gross margin declined from 23.0% in 2003 to 22.1% in 2004. The decrease in overall gross margin is primarily related to gross margins of sales of hardware, software and services, which declined from 21.7% in 2003 pro forma to 20.8% in 2004. This decrease is due to project and product mix shift and to market pricing pressures. Specifically, in 2004, tape system sales and disk sales were approximately $12.6 million and $15.3 million, respectively. This compares to tape system and disk sales of $18.3 million and $12.6 million, respectively, for the 2003 pro forma year. Tape systems typically carry higher margins as compared to disk margins. In addition, gross margins related to sales of hardware, software and services were further depressed in 2004 due to changes in supplier mix.

Operating Expenses. Our operating expenses for 2004 were $17.6 million. Of this amount, $15.0 million consists of selling, general and administrative expenses (“SG&A”) and $1.4 million consists of depreciation and amortization. The remaining $1.2 million of expense represents amounts paid in 2004 and charges for future payments required in 2005 and 2006 related to regional office closures and severance costs associated with the reduction in force during 2004 of various management personnel. Excluding the severance and closed office expense, operating expenses were $16.4 million.

The total operating expense of $17.6 million in 2004 represents a decrease of $1.1 million from the $18.7 million of total operating expenses recorded in 2003. The 2003 amount includes $15.5 million of SG&A expenses, $2.0 million of expense relating directly to the acquisition of Solunet Storage, and $1.2 million of depreciation and amortization. Excluding the acquisition-related expense, 2003 operating expenses were $16.7 million.

On a pro forma basis, excluding all acquisition related expenses for both SANZ and Solunet Storage, operating expense in 2003 was $18.9 million. The 2004 operating expenses of $17.6 million represent a decrease of $1.3 million, or 7%, as compared to 2003 pro forma operating expenses. This decrease is a result of personnel reductions made after the combination of the two companies, particularly in areas such as finance, sales support, back-office administration, engineering and management, where we had duplicate and/or redundant positions. Total headcount at December 31, 2004 was 101, as compared to total headcount at December 31, 2003 of 112. In addition, in 2004 we closed three regional offices, concentrating our resources in regions where we believe we have greater sales potential.

Interest Expense. During 2004, interest expense was $1.2 million, an increase of $400,000 from 2003 interest expense of $817,000. This increase reflects higher borrowing levels, averaging approximately $16 million in 2004 as compared to an average debt outstanding of approximately $10 million the prior year. Interest expense in 2004 and 2003 included approximately $150,000 paid to an affiliate of Sun Solunet for loan guaranties issued on our behalf by Sun Capital II.

Charge for Warrant issued to Related Party for Debt Guaranty. In November 2004 and in partial consideration for our Harris debt guaranty provided by Sun Capital II, an affiliate of our majority shareholder, we were obligated to issue to our majority shareholder, Sun Solunet, a stock purchase warrant for a total of 7,715,545 shares of our common stock with an exercise price of $0.001 per share. Based on the number of shares issued pursuant to the warrant, we recorded a charge of approximately $2.5 million, calculated as the number of shares issued multiplied by the closing market price of SANZ’ common stock as of November 16, 2004. This warrant was issued on March 23, 2005. See further discussion regarding the debt guaranty warrant issued in the discussion of Liquidity and Capital Resources below.

Other Income and (Expense). Other income and (expense) for 2004 was $121,000 as compared to ($11,000) for 2003. The net increase in other income in 2004 is principally due to a settlement on litigation in the form of shares in a private company and resultant gains from sales of a portion of those shares during the third quarter of 2004, the combination of which totaled $229,000. Offsetting this income were losses of $113,000 on disposals of property, equipment and leasehold improvements related to the consolidation of two Colorado corporate offices into a single corporate headquarters in May 2004.

Income Taxes. For the year ended 2004, we received and recorded a Federal income tax refund in the amount of $352,000. The refund was the result of the carryback of the net operating loss for 2002 for StorNet Inc., whose assets, including rights to tax refunds, we acquired in 2002 from the secured lender of StorNet Inc. in a foreclosure sale. We recorded the income tax refund as an income tax benefit in the Statement of Operations. In 2003, we received and recorded income tax refunds of $115,000 related to various states.

Results of Operations for the Year Ended December 31, 2003
Compared to Results of Operations of Solunet Storage and StorNet for the Year Ended December 31, 2002

Sales. Our sales during the year ended December 31, 2003 were $55.5 million. This represents an increase of $1.5 million, or 3%, over the $54.0 million recorded during the year ended December 31, 2002. We estimate that this net increase consists of an increase of approximately $22 million attributable to the addition of sales by the legacy SANZ business over the nine-month period commencing April 1, 2003, offset by an almost equal ($20 million) decline in sales by the legacy StorNet/Solunet business from the significantly higher volumes that were recorded in the early portion of 2002. Of that decline, we estimate that approximately $8 million or 40% resulted from the effects of StorNet/Solunet’s deteriorating financial condition over the course of 2002, with the resulting losses in personnel and customer confidence that occurred until it was stabilized by Sun Solunet’s acquisition of the business in September 2002. We estimate that the other $12 million or 60% of the decline reflects the effects of the decline in capital spending on IT products in the U.S. economy as a whole, which began in 2001 and continued through 2003 and which affected both the legacy SANZ business and the legacy StorNet/Solunet business.

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

Operating Expenses. Our operating expenses for 2003 were $18.7 million. Of this amount, $15.5 million consists of SG&A, $2.0 million consists of expense relating directly to the acquisition of Solunet Storage, and $1.2 million consists of depreciation and amortization. Excluding only the acquisition-related expense, operating expenses were $16.7 million; excluding both acquisition-related expense and depreciation and amortization, operating expenses were $15.5 million.

The total operating expense of $18.7 million in 2003 represents a decrease of $9.8 million from the $28.5 million of total operating expense recorded in 2002. The 2002 amount includes a total of $11.9 million in charges for non-cancelable leases, for a loss on liquidation value of assets (both of which were recorded by StorNet in connection with its liquidation in September 2002), and for post-transaction business continuation expense (recorded by Solunet Storage in connection with commencing operation of the business acquired from StorNet) (these three items are referred to as the “special charges”). Excluding the special charges, 2002 operating expenses were $16.6 million; excluding both the special charges and depreciation and amortization, 2002 operating expenses were $15.4 million.

Interest Expense. During 2003, interest expense (net) decreased by $500,000, from $1.3 million to $800,000. This decrease reflects a decline of approximately $650,000 due to decreased average borrowing levels and lower interest rates in 2003 as compared to 2002, offset by approximately $150,000 paid to an affiliate of Sun Solunet for loan guaranties issued on our behalf by Sun Capital II.

Liquidity and Capital Resources

Liquidity

Our consolidated financial statements as presented in “Item 15. Exhibits and Financial Statement Schedules - Financial Statements” have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception and have incurred a net loss of $6,285,000 for the year ended December 31, 2004. In addition, as of December 31, 2004, we have negative working capital (current liabilities in excess of current assets) of $16,029,000. Accordingly, the recoverability of a major portion of the recorded asset amounts as of December 31, 2004 is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

As of December 31, 2004, we had approximately $2.9 million of undrawn availability in the aggregate on our Wells Fargo and Harris Trust lines of credit. While availability on our lines of credit with Harris Trust is not subject to asset levels, borrowing under our line of credit with Wells Fargo is dependent at any time on our having adequate eligible accounts receivable to support borrowings. Although we generated positive earnings before interest, taxes, depreciation and amortization, and other non-operating income or expense, or EBITDA, during the first and third quarters of 2004, we recorded negative EBITDA for 2004. We must achieve either greater gross profits, or a continued reduction of operating expenses, or a combination of both, if we are to achieve true and sustained profitability.

While the cost reduction actions taken since the SANZ and Solunet merger and continued efforts to minimize expense, coupled with stabilization or modest increase in gross profit levels, are currently projected to enable the Company to reach positive cash flow in 2005, there can be no assurance that we will succeed in doing so. By generating positive operating cash flow in 2005, and assuming continuation of current business trends and supplier relations, we believe that our existing credit facilities are adequate in providing sufficient liquidity to fund our operations for 2005. However, given the additional uncertainty regarding the turnaround in the information technology market sector, there is a possibility that we will need either to undertake further cost-cutting measures (which could entail curtailing certain operations), or to raise additional debt or equity capital, or both. If we do seek to raise debt or equity capital, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid further cost-cutting. If equity capital is raised, the issuance of those shares would also be dilutive to the ownership interests of all other stockholders.

Cash and Cash Flows

At December 31, 2004, we had $486,000 in cash and cash equivalents. In addition to cash, at that date we had undrawn availability of $2.9 million on our Wells Fargo and Harris Trust credit facilities, resulting in a total of $3.4 million of cash plus undrawn availability. Management believes this total represents a better measure of our liquidity than does our cash alone.

For the year ended December 31, 2004, our operating activities used $431,000 of cash, compared to $3.9 million of cash used in operating activities during 2003. Significant uses of cash from operations for 2004 were: (1) the net loss incurred during the year of $6.3 million, of which nearly $4.0 million was non-cash expense, (2) a decrease in our accounts payable of $0.7 million, due to lower trade purchases related to lower invoicing in December 2004 as compared to December 2003, partially offset by increased lines of credit with significant vendors during the year. In addition, cash from operations in 2004 was increased by a reduction in our accounts receivable of $2.1 million, due to improved collection efforts in 2004 and lower invoicing in December 2004 as compared to December 2003. Cash from operations was also increased by a decrease in inventory of $0.6 million, primarily due to the timing of shipments of in-transit inventory.

Cash used in investing activities was $0.9 million in 2004, as compared to $0.5 million in 2003. For 2004, we expended $0.4 million for the purchase of property and equipment, and $0.5 million for the capitalization of costs for software developed for resale, discussed further below under the section “Capital Expenditures.”

Cash used in financing activities totaled $2.0 million in 2004, consisting of net payments on our Wells Fargo line of credit of $0.5 million and net payments on our Harris Trust lines of credit of $1.5 million.

Loan Facilities

Wells Fargo Line of Credit

We have a revolving credit line with Wells Fargo to borrow up to $12 million, subject to availability based on a borrowing base calculation. Under this facility, we routinely draw and repay funds on a daily or near-daily basis to address timing differences between our collections from clients and our payments to vendors. Funds available under the credit facility are limited to 85% of the amount of eligible accounts receivable and fluctuations in the timing of customer orders can adversely affect our ability to draw on the line when needed. Eligible accounts consist of substantially all accounts receivable, subject to customary exceptions (including those aged over 90 days, otherwise-current receivables from customers with material amounts outstanding over 90 days, and more than a pre-set percentage of total receivables from a single customer). Borrowings against receivables owed directly by federal government end-users are further limited to 80% of the amount of eligible accounts receivable up to $500,000 in the aggregate unless we obtain an “assignment of claim” executed by the government agency. Receivables from commercial entities acting as prime contractors for federal government end-users are not subject to this sub-limit.

This credit line expires in May 2007 and is secured by substantially all assets of SANZ Inc., a wholly-owned subsidiary of the Company. As of December 31, 2004, this credit line bore interest at prime plus 2% (7.25%), and based on our eligible collateral at that date, we had $9.4 million available for borrowing, of which $6.8 million was drawn and $2.6 million remained available.

Wells Fargo may declare the loan in default if SANZ Inc. does not meet certain financial performance measures. At December 31, 2004, we were not in compliance with certain of those covenants; however, Wells Fargo did not issue a formal, written notice of default. Under an amendment to the credit agreement executed in March 2005, Wells Fargo granted us a waiver of non-compliance on these covenants, and reset financial covenant requirements effective January 1, 2005 for: (1) minimum net income on a year to date basis, calculated quarterly; (2) minimum net worth plus “subordinated debt” (measured in the aggregate, with amounts loaned to SANZ Inc. from SAN Holdings being defined as subordinated debt), calculated on a monthly basis; (3) minimum availability, calculated monthly; (4) capital expenditure limit, calculated on an annual basis; and (5) a minimum cash infusion from SAN Holdings or an outside source if SANZ Inc. generates a net loss in a given quarter and has generated a net loss on a year to date basis at that time in an amount equal to the lesser of the quarterly net loss or the year to date net loss.

As part of the amendment and effective January 1, 2005, Wells Fargo increased our borrowing rate to prime plus 5.0%, an increase of three points. This rate is subject to potential decreases, as allowed by Wells Fargo, based on SANZ Inc. achieving certain net income levels during 2005.

Additionally, the amended credit agreement includes as an additional borrower, Solunet Storage, Inc., which in March 2005 became a wholly-owned subsidiary of SANZ Inc. As part of the co-borrowing arrangement with SANZ Inc. and Solunet Storage, Inc., each of the borrowers has a separate borrowing base; however, total borrowings under the facility shall not exceed $12,000,000. Additionally, each entity is required to guaranty each other’s debt under the borrowing facility. Cash transfers from SANZ Inc. to Solunet Storage, Inc. are limited to the funding of Solunet Storage, Inc.’s operating expenses, subject to an annual limit, and to a minimum availability on the date of any such transfer.

We believe that our ability to meet our covenant levels in the future has been strengthened by the cost reductions that we realized during 2004, and assuming continuation of current IT market trends, we expect that we will be able to meet the covenant levels in place for 2005. However, our continued availability on this line is dependent on our ability to maintain covenant compliance.

Harris Trust and Savings Bank

At December 31, 2004, the Company also maintained two revolving credit facilities with Harris Trust, which allowed for borrowings up to an aggregate of $8.0 million. One of the facilities, with a maximum amount of $6.8 million at December 31, 2004, was maintained by SAN Holdings and was unsecured, not limited by availability under a borrowing base, and did not require the maintenance of specified financial covenants. The other facility, with a maximum amount of $1.2 million at December 31, 2004, was maintained by our Solunet Storage subsidiary, and was secured by substantially all of the assets of Solunet Storage, but was not limited by availability under a borrowing base and did not require the maintenance of specified financial covenants. Sun Capital II, an affiliate of Sun Solunet, our majority shareholder, guaranteed these facilities, both of which were demand notes. At December 31, 2004, we had borrowed $7.7 million on these facilities, which bore interest at a rate of prime plus 0.75% (6.00% at December 31).

In partial consideration for the guaranty provided by Sun Capital on the revolving Harris Trust credit facilities, if the guaranteed Harris Trust debt was not reduced to $3.0 million or less starting in November 2004 (18 months after the effective date of the guaranty), the Company was required to issue stock purchase warrants at an exercise price of $0.001 to Sun Solunet based on the excess guaranteed debt over $3 million, calculated as follows:

Debt Guaranty Warrants = (Guaranteed Debt - $3,000,000) x fixed number of shares at particular date
$2,000,000

The number of shares used in the calculation of debt guaranty warrants for a particular date are listed in the table below, pursuant to a Credit Support Agreement dated March 31, 2003:

Date	Number of Shares

November 2004	3,086,218
May 2005	641,292
November 2005	1,307,898
May 2006	1,342,776
November 2006	1,379,067
May 2007	1,416,849
November 2007	1,456,206
May 2008	1,497,226
Each six months thereafter*	291,346

*	A number of shares equal to 0.5% of the shares outstanding upon the closing of the Solunet Storage business combination.

Until the Company reduces the guaranteed debt to $3.0 million or less, it will be required to issue additional warrants to Sun Solunet at six-month intervals in the future (each May and November), according to formulas applicable to each such date, shown in the table above.

On November 16, 2004, the Company became obligated under the Credit Support Agreement to issue, and on March 23, 2005, the Company issued to Sun Solunet a stock purchase warrant to purchase 7,715,545 shares of the Company’s common stock, no par value per share, at an exercise price of $0.001 per share. The number of shares was calculated according to the formula above, and was based on $8.0 million of guaranteed Harris Trust debt. The common stock issuable by the Company upon the exercise of the Guaranty Warrant represented approximately 8% of the Company’s outstanding common stock as of November 16, 2004. As of that date, giving effect to the issuance and exercise of the Guaranty Warrant (but not to the exercise of any other outstanding warrants or options), Sun Solunet directly held approximately 61.5% of the pro forma outstanding common stock of the Company. The Company did not receive any cash proceeds from the issuance of the Guaranty Warrant.

On February 16, 2005, we entered into a revised credit agreement with Harris Trust, which increased our availability by $2.0 million, for a total of $10.0 million, and consolidated the credit lines into one facility maintained by SAN Holdings. This facility is unsecured, is not limited by availability under a borrowing base, does not require the maintenance of specified financial covenants, and as of February 16, 2005, bore interest at a rate of prime plus 0.75% (6.25%). While the Harris Trust facility is a demand note, under the revised agreement it has been extended to February 2006, unless called earlier by the lender. Sun Capital II has guaranteed the Harris Trust credit facility and has agreed that, upon the written request of SANZ, it will provide SANZ with sufficient funds to repay the debt outstanding under the credit facility in the event that Harris Trust requires repayment of such debt or, at Sun Capital II’s election, pay the outstanding debt directly to Harris Trust; provided that in no event will Sun Capital II’s obligation exceed the amount of Sun Capital II’s guaranty. This guaranty and all obligations expire on December 31, 2005.

Pursuant to the revised credit facility, on March 10, 2005, the Company approved the issuance of an additional stock purchase warrant to Sun Solunet for the purchase of 3,086,218 shares of common stock at an exercise price of $0.001 per share as consideration for the additional $2.0 million debt guaranty provided by Sun Capital II. This warrant was issued on March 23, 2005. The number of shares underlying the warrant was calculated based on the formula above as if the debt was outstanding as of November 16, 2004. The issuance of these warrants will result in dilution of the other shareholders of the Company.

The Company is continually evaluating potential transactions to refinance a portion of the guaranteed debt with either other debt or equity, in conjunction with its existing availability on its Wells Fargo credit facility, as permitted under the financial covenants. However, there can be no assurance in being successful in obtaining additional debt or equity financing.

Capital Expenditures

During the years ended December 31, 2004 and 2003, we purchased approximately $372,000 and $121,000, respectively, of property and equipment for cash. For 2005, we anticipate spending in the range of $200,000 - $300,000 on property and equipment. During 2004 and 2003 we also invested approximately $509,000 and $207,000, respectively, in capitalized software development costs. We expect to capitalize additional software development costs in 2005 of approximately $1.0 million. We expect to fund these capital expenditures from cash, which in turn will be from our line of credit borrowings.

Contractual Obligations

We are committed to make payments on certain long-term obligations and accrued liabilities. Our cash payments due under contractual obligations as of December 31, 2004 are as follows:

Cash payment obligations (due by period) (In thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	Total

Line of credit obligations (1)	$14,459	$—	$—	$14,459
Operating lease obligations (operating locations)	419	459	4	882
Closed office obligations (2)	241	84	—	325
Severance (3)	285	—	—	285
	$15,404	$543	$4	$15,951

(1)	The line of credit obligations are comprised of $6.8 million due to Wells Fargo and $7.7 million due to Harris Trust. Effective October 2004, the Wells Fargo credit facility was renewed and extended through May 2007. The Harris Trust credit facilities are demand obligations, but expire in February 2006 if not called by the lender prior to that date. We have no reason to believe that Harris Trust will not extend its facility at the expiration date. Further, we have no reason to believe that Harris Trust will call its facilities prior to that date.

(2)	In 2004, we closed three of our regional offices located in Waltham, Massachusetts, Norwalk, Connecticut and Chadds Ford, Pennsylvania, for which we remain subject to leases expiring in 2005 and 2006. In 2001, we closed a regional office in Orlando, Florida, for which we remain subject to a lease through January 2006. We have accrued the remaining obligation on these leases, net of any sublease income, for the life of the leases, as well as estimated relocation costs.

(3)	In the fourth quarter of 2004, the Company entered into separation agreements with several key management personnel. In conjunction with these agreements, we recorded a liability in the amount of $216,000 for severance and other termination benefits to be paid out in 2005. A liability in the amount of $69,000 remains on our balance sheet at December 31, 2004, for a severance agreement concluded in 2003, the remainder of which will be paid out in 2005.

Seasonality

Historically, we have not experienced significant seasonality in our business, although our revenue is subject to fluctuation due to government and commercial purchasing cycles as described in “Item 1. Business - Investment Considerations.”

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements that have, or that are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on our outstanding bank debt. At December 31, 2004, we had $14.5 million in variable, Prime rate based bank debt. At December 31, 2004, our Harris Trust debt of $7.7 million bore interest at the rate of Prime + 0.75%, or 6.00%, and our Wells Fargo line of credit of $6.8 million bore interest at the rate of Prime + 2.0%, or 7.25%. At December 31, 2004, a hypothetical 50 basis point increase in the Prime rate would result in additional interest expense of $85,000 on an annualized basis, assuming estimated borrowing amounts of $10.0 million for Harris Trust and $7.0 million for Wells Fargo. Currently, we do not utilize interest rate swaps or other types of financial derivative instruments.

Item 8. Financial Statements and Supplementary Data

The financial statements required pursuant to this item are included in Part IV of this report and begin on page F-1. The supplementary financial information required by this item is included in “Item 6. Selected Financial Data—Supplementary Data - Quarterly Financial Information (Unaudited).”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes or disagreements required to be reported under this Item.

Item 9A. Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. We have not made any significant changes in our disclosure controls and procedures or in other factors that could significantly affect those disclosure controls and procedures subsequent to the date of the evaluation described above.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company’s bylaws provide that each director is to hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified or until such director’s earlier death, resignation or removal. The Company’s directors and executive officers are as follows:

John Jenkins, Age 54, Chairman and CEO since November 2000, President since November 2004. From January 1995 through June 2000, Mr. Jenkins was CEO, president and a director of TAVA Technologies, Inc., where he led the build-out of a national systems integration business. In 1999, all outstanding TAVA shares were sold in a cash transaction approved by TAVA shareholders. From 1990 until he joined TAVA in 1995, he had served as president of Morgan Technical Ceramics, Inc., a wholly-owned subsidiary of Morgan Crucible plc, a diversified industrial products company based in England and publicly-traded on the London stock exchange. Mr. Jenkins holds a B.S. from the University of Washington and a J.D. from the University of Denver.

Marc J. Leder, Age 43, Director since April 2003, pursuant to our acquisition agreement with Solunet Storage. Mr. Leder has served as a managing director of Sun Capital Partners, Inc., a private investment firm, since May 1995. Prior to founding Sun Capital Partners, Inc. (with Mr. Krouse) in 1995, Mr. Leder served in various capacities with Lehman Brothers, an investment bank based in New York City, most recently as Senior Vice President. Mr. Leder also currently serves as a director of Catalina Lighting, Inc., Northland Cranberries, Inc., and LOUD Technologies, Inc., all of which are publicly held companies, and as a director of a number of private companies.

Rodger R. Krouse, Age 43, Director since April 2003, pursuant to our acquisition agreement with Solunet Storage. Mr. Krouse has served as a managing director of Sun Capital Partners, Inc., a private investment firm, since May 1995. Prior to founding Sun Capital Partners, Inc. (with Mr. Leder) in 1995, Mr. Krouse served in various capacities with Lehman Brothers, an investment bank based in New York City, most recently as Senior Vice President. Mr. Krouse also currently serves as a director of Catalina Lighting, Inc., Northland Cranberries, Inc., and LOUD Technologies, Inc., all of which are publicly held companies, and as a director of a number of private companies.

Clarence E. Terry, Age 58, Director since April 2003, pursuant to our acquisition agreement with Solunet Storage. Mr. Terry also serves as Chairman of the Compensation Committee. Mr. Terry has served as a managing director of Sun Capital Partners, Inc., a private investment firm, since September 1999. From October 1973 to September 1999, he was principally employed as vice president of Rain Bird Sprinkler Manufacturing Corporation, a leading irrigation manufacturer. Currently, he also serves as a director of Catalina Lighting, Inc., Northland Cranberries, Inc., and LOUD Technologies, Inc., all of which are publicly held companies, and as a director of a number of private companies.

M. Steven Liff, Age 33, Director since April 2004. Mr. Liff has served as a principal of Sun Capital Partners, Inc. since March 2000. From 1994 until joining Sun Capital Partners, Inc., he was employed by Bank of America Commercial Finance, most recently as senior marketing executive, focusing on marketing, underwriting and closing new leveraged and turnaround transactions.

Benjamin S. Emmons, Age 36, Director from April 2004 to March 2005. Mr. Emmons has served as a vice president of Sun Capital Partners, Inc., a private investment firm, since 2002. Before joining Sun Capital Partners, Inc., Mr. Emmons spent four and one-half years with CIT Business Credit, most recently as marketing manager for the southeast region. Mr. Emmons resigned from the board of directors in March 2005.

Stephen G. Marble, Age 41, Director since October 2004. Mr. Marble has served as a vice president of Sun Capital Partners, Inc. since February 2004. Prior to joining Sun Capital, he served as Chief Financial Officer of Catalina Lighting, Inc., a Sun Capital portfolio company.  Prior to being appointed CFO, he served as Catalina’s Corporate Controller.  Mr. Marble’s experience spans a broad variety of industries including banking, mortgage banking, specialty finance, equipment leasing and medical services.  Mr. Marble is a CPA and began his career with Deloitte and Touche most recently as an audit manager.

Gary F. Holloway, Age 53, Director and member of the Compensation Committee since April 2004. Mr. Holloway is vice chairman of Five Mile Capital Partners, a privately held investment firm. Prior to joining Five Mile Capital Partners and Five Mile Ventures in 2000, Mr. Holloway served as the chairman of the board of Greenwich Capital Markets, Inc., where he previously held the position of president and CEO. He also served as co-CEO of Greenwich NatWest. Mr. Holloway currently serves on the Boards of Directors of Aviation Facilities Corporation, Bank of New Canaan, The Wireless Generation, Inc., and the boards of several educational and charitable organizations. Mr. Holloway holds a BA degree from Washington and Lee University and an MBA from the Colgate Darden School at the University of Virginia.

C. Daryl Hollis, Age 61, Director and Chairman of the Audit Committee since April 2004. Mr. Hollis, a certified public accountant, has been a business consultant since 1998. He has served in the past as Executive Vice President and Chief Financial Officer of The Panda Project, Inc., a developer, manufacturer and marketer of proprietary semiconductor packaging and interconnect devices, and as Senior Vice President and Chief Financial Officer of Pointe Financial Corporation, a bank holding company. Mr. Hollis was also a partner with Ernst & Young LLP from 1977 through 1990. Additionally, he currently serves as a director and chairs the audit committee of four other publicly held companies: Medical Staffing Network Holdings, Inc.; Northland Cranberries, Inc.; Catalina Lighting, Inc. and LOUD Technologies, Inc.

George R. Rea, Age 66, Director and member of the Audit Committee since April 2004. Mr. Rea is currently a business consultant. Mr. Rea has held various senior management positions in several high technology companies, retiring as executive vice president of Conner Peripherals (NYSE) in 1994. Since retiring, Mr. Rea has served as a business consultant and as a director of private and public companies in high technology and other industries. Currently he is a director of the following public companies: Catalina Lighting, Inc.; Northland Cranberries, Inc., and LOUD Technologies, Inc.

Robert C. Ogden, Age 44, Vice President Finance, Treasurer, Secretary and Chief Financial Officer since May 2004. From 2000 to 2004, Mr. Ogden was a financial consultant serving companies in a variety of industries, including software, computer hardware, on-line education and financial services. In 2003, he served as the Acting Controller for Exabyte Corporation, a computer tape drive manufacturer. From 1997 to 2000, he served as Vice President, Corporate Controller and Chief Accounting Officer for TAVA Technologies, a systems integration and software firm, which was successfully sold in 1999. Prior to TAVA Technologies, Mr. Ogden held various senior management finance positions with several start-up companies. He began his career as a public accountant with Price Waterhouse, most recently as audit manager. Mr. Ogden holds a B.S. in Commerce from the University of Virginia, and is a certified public accountant.

Board Committees

Our board of directors has established a compensation committee, an audit committee and an independent committee.

Compensation Committee. The compensation committee currently consists of one independent director, Mr. Holloway, as well as Mr. Jenkins and Mr. Terry, who serves as chairman.

Audit Committee; Audit Committee Financial Expert. The audit committee currently consists of two directors, Messrs. Hollis and Rea. The chairman of the audit committee is Mr. Hollis. Our board of directors has determined that Mr. Hollis is an “audit committee financial expert” and that he is independent.

Independent Committee. The independent committee currently consists of four directors, Messrs. Jenkins, Holloway, Hollis and Rea, all of our directors that are not affiliated with Sun Solunet LLC, our majority stockholder, for purposes of approving certain transactions as may be submitted by our board of directors from time to time.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and the persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than 10% stockholders are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of copies of Forms 3, 4 and 5, and the amendments thereto, received by us for the year ended December 31, 2004, or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, we believe that we believe that during the year ended December 31, 2004, all filing requirements were complied with by our executive officers, directors and beneficial owners of more than ten percent of our stock, except with respect to the following: (1) Robert C. Ogden, an officer, was late in filing certain reports under Section 16 of the Securities Exchange Act. Mr. Ogden did not timely file a Form 3 - Initial Statement of Beneficial Ownership of Securities and did not timely file a Form 4 - Statement of Changes in Beneficial Ownership - to report the grant of options to him in October 2004.  (2) John Jenkins, an officer and director, filed an amended Form 4 on March 2, 2005 for a correction of the amount of securities beneficially owned related to a purchase of SANZ common shares on August 19, 2004.

Code of Ethics

Our board of directors adopted a code of business conduct and ethics applicable to our directors, officers, including our principal executive officer, principal financial officer and principal accounting officer as well as our employees in accordance with applicable rules and regulations of the SEC. The code of ethics was previously filed with the SEC as Exhibit 14.1 to our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004, filed on May 11, 2004. We will provide to any person, without charge, upon request, a copy of such code of ethics. Requests should be made by calling (303) 660-3933 or by submitting a request in writing to the company at 9800 Mount Pyramid Court, Suite 130, Englewood, CO 80112, Attention: Robert C. Ogden.

Item 11. Executive Compensation

The following table sets forth the salary and other compensation paid to our Chief Executive Officer and each of our other three most highly compensated executive officers (“named executive officers”) for the fiscal years ended December 31, 2004, 2003 and 2002.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	Securities Underlying Options/SARs(#)		All Other Compensation ($)
John Jenkins	2004	$227,488		$8,694	-0-		$-0-
President and CEO (1)	2003	$227,867		$6,600	1,100,000	(2)	$5,500	(4)
	2002	$227,400		$23,950	500,000	(3)	$4,583	(4)
Robert C. Ogden	2004	$96,667	(5)	$2,134	350,000	(6)	$-0-
Vice President - Finance & CFO (5)
Michael Phelan	2004	$200,000	(8)	$30,016	-0-		$-0-
President and COO (8)	2003	$150,012	(7)	$-0-	1,100,000	(8)	$-0-
Chris Wilkes	2004	$172,519		$10,000	-0-		$-0-
Executive Vice President (9)	2003	$123,750	(7)	$-0-	450,000	(2)	$5,394	(4)

(1)
Mr. Jenkins has been employed as our Chief Executive Officer during the past three fiscal years, and during that period also served as President through April 4, 2003, and again effective November 1, 2004.

(2)	These options are exercisable at $0.40 per share. One fourth of the total options granted become exercisable each year over the next four years, commencing on April 1, 2004.
(3)	These options are exercisable at $0.29 per share.
(4)
Consists solely of company matching contributions to 401(k) defined contribution plan, available to all employees of the company following 90 days of full time employment. Amounts earned in the stated year were paid in the following year.

(5)	Represents compensation paid since May 3, 2004, when Mr. Ogden became employed by SANZ as Vice President - Finance and Chief Financial Officer.
(6)	250,000 of these options are exercisable at $0.42 per share; 100,000 of these options are exercisable at $0.38 per share.
(7)	Represents compensation paid since April 4, 2003, when these executive officers became employed by SANZ pursuant to our acquisition agreement with Solunet Storage.
(8)
Effective November 1, 2004, Mr. Phelan resigned as an employee and director of the Company. Under his separation agreement, he received severance pay of $33,333 from November 1, 2004 through December 31, 2004, which is included in the base salary amount. Additionally 550,000 options became fully vested on November 1, 2004.

(9)	Effective August 26, 2004, Mr. Wilkes ceased being an executive officer of SANZ. He continued to be employed as President of our wholly-owned subsidiary, Solunet Storage, Inc.

Option and Stock Appreciation Right Grants Table

The following table sets forth information regarding the grant of options and stock appreciation rights during the year ended December 31, 2004 to each of our named executive officers.

Name	Number of Securities Underlying Options/ SARs granted (#)	Percent of total options/ SARs granted to employees in fiscal year (%)	Exercise or base price ($/Sh)	Expiration date
John Jenkins	-0-	—%	$ —	—
Robert C. Ogden	250,000	8.3%	$ 0.42	06/23/2014
	100,000	3.3%	$ 0.38	10/11/2014
Michael J. Phelan	-0-	—%	$ —	—
Chris Wilkes	-0-	—%	$ —	—

Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values

The following table shows the number of shares underlying unexercised options held at December 31, 2004 by each of our named executive officers, and the aggregate dollar value of in-the-money, unexercised options held at the end of the fiscal year. SANZ has not granted any stock appreciation rights.

Name	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable) (1)	Value of unexercised in-the-money options at FY-end ($) Exercisable/Unexercisable (2)
John Jenkins	1,075,000 / 825,000	$ 5,000 / $ -0-
Robert C. Ogden	-0- / 350,000	$ -0- /$ -0-
Michael J. Phelan	550,000 / -0-	$ -0- /$ -0-
Chris Wilkes	112,500 / 337,500	$ -0- /$ -0-

(1)	Includes both “in-the-money” and “out-of-the-money” options. “In-the-money” options are options with exercise prices below the market price of SANZ’ common stock (as noted) on December 31, 2004.
(2)
Fair market value of SANZ’ common stock on December 31, 2004, the last trading day of fiscal 2004 ($0.30, based on the closing sales price reported on the over-the-counter bulletin board) less the exercise price of the option.

Compensation of Directors

As of December 31, 2004, we had no standing arrangement to compensate directors for their services. During the fiscal year ended December 31, 2004, we granted 50,000 options, exercisable at $0.42 per share (the market value on the date of grant) to each of the following independent directors: Gary F. Holloway and George R. Rea, and 75,000 options, exercisable at $0.42 per share (the market value on the date of grant), to C. Daryl Hollis, who is also an independent director. No other compensation was paid to these individuals during 2004. Effective January 1, 2005, all of our independent directors are compensated in either cash or stock options (at each director’s discretion) in the amount of $25,000 per year, payable quarterly. In addition, the audit committee chairman is paid an additional $12,500 per year, payable quarterly.

Employment Contracts and Termination of Employment and
Change in Control Arrangements

We have a three year employment agreement with John Jenkins, our CEO, which requires us to continue paying his salary for a period of 12 months following termination of employment in the following cases:

●	if he terminates his employment within 90 days following specified change of control events,
●	if he terminates his employment due to our material change of his employment conditions, or
●	if we terminate his employment agreement other than for cause.

On November 1, 2004, Michael Phelan resigned his position as a director of SANZ. Mr. Phelan’s resignation was not due to a disagreement with the Company known to any executive officer of the Company, and Mr. Phelan did not serve on any committees of our board of directors. Mr. Phelan also ceased to serve as our President and Chief Operating Officer, as an officer of each of the Company’s subsidiaries, and as an employee of the Company. Two agreements entered into with Mr. Phelan on November 1, 2004 in connection with the termination of his employment, provide for certain severance payments, non-competition obligations, and amendments to the terms of a stock option.

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

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation

During 2004, no executive officer served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding our securities authorized for issuance under equity compensation plans is set forth above under “Item 5. Market for Common Equity and Related Stockholder Matters—Equity Compensation Plan Information.”

The table below reflects the number of shares of our common stock beneficially owned as of March 25, 2005 by:

●	each person or group we believe to be the beneficial owner of more than five percent of our voting securities;
●	each director;
●	each named executive officer; and
●	all directors and executive officers, as a group.

Shares of our common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 25, 2005, are deemed outstanding for purposes of computing the percentage beneficially owned by the person or entity holding those securities, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person or entity. Percentage of beneficial ownership is based on 95,811,278 shares of our common stock outstanding as of the close of business on March 25, 2005:

Name and address #	Amount and Nature of Beneficial Ownership		Percentage of Common Stock

John Jenkins	1,680,000	(1)	1.73%
Marc J. Leder	68,205,416	(2)	63.97%
Rodger R. Krouse	68,205,416	(2)	63.97%
Clarence E. Terry	-0-		-0-
M. Steven Liff	-0-		-0-
Benjamin S. Emmons (10)	-0-		-0-
Stephen G. Marble	-0-		-0-
Gary F. Holloway	2,809,709	(3)	2.93%
George R. Rea	32,500	(4)	*
C. Daryl Hollis	18,750	(5)	*
Robert C. Ogden	82,500	(6)	*
Michael J. Phelan	1,985,091	(7)	2.06%
Chris Wilkes	225,000	(8)	*

All directors and executive officers, as a group (13 persons)	82,133,047		69.08%

Sun Solunet LLC	68,205,416	(9)	63.97%
c/o Sun Capital Partners II, LP
c/o Sun Capital Advisors II, LP
c/o Sun Capital Partners, LLC
5200 Town Center Circle, Suite 470
Boca Raton, FL 33486

*	Less than 1%
#	The address for each listed director and executive officer unless otherwise indicated is SANZ, Inc., 9800 Mt. Pyramid Court, Suite 130, Englewood, Colorado 80112.
(1)
Includes 500,000 shares underlying an option currently exercisable at $0.29 per share, 300,000 shares underlying an option currently exercisable at $2.25 per share, 275,000 shares underlying an option currently exercisable at $0.40 and 275,000 shares underlying an option that will become exercisable at $0.40 per share. Also includes 40,000 shares underlying a warrant currently exercisable at $0.625 per share, and 40,000 shares underlying a warrant currently exercisable at $1.25 per share.

(2)
Includes 10,801,763 shares underlying a warrant currently exercisable at $0.001 per share. Also, consists of shares held by Sun Solunet over which he may be deemed to have control. Marc J. Leder and Rodger R. Krouse may each be deemed to control Sun Solunet, Sun Capital Partners II, LP, Sun Capital Advisors II, LP, and Sun Capital Partners LLC, as Leder and Krouse each own 50% of the membership interests in Sun Capital Partners LLC, which in turn is the general partner of Sun Capital Advisors II, LP, which in turn is the general partner of Sun Capital Partners II, LP, and Sun Capital Partners II, LP owns 99% of the membership interests of Sun Solunet. Therefore, Messrs. Leder and Krouse may each be deemed to have voting and dispositive power over the shares held by Sun Solunet.

(3)	Includes 12,500 options currently exercisable at $0.42 per share and 2,797,209 shares held by Hollger LLC, a privately held investment firm, over which Mr. Holloway may be deemed to have control.
(4)	Includes 12,500 shares underlying an option currently exercisable at $0.42 per share.
(5)	Consists solely of 18,750 shares underlying an option currently exercisable at $0.42 per share.
(6)	Includes 62,500 shares underlying an option that will become exercisable at $0.42 per share.
(7)
Includes 550,000 shares underlying an option currently exercisable at $0.40 per share. The outstanding shares beneficially owned by Mr. Phelan are held of record by Mr. Phelan jointly with his wife. All of Mr. Phelan's shares are subject to a Shareholder Agreement that, among other things, (a) grants Sun Solunet sole power to vote those shares, (b) grants Sun Solunet a right of first refusal on those shares, (c) obligates Mr. Phelan to sell his shares to a party that intends to purchase shares from Sun Solunet, if so demanded by Sun Solunet, and (d) grants Mr. Phelan the right to require a purchaser of shares from Sun Solunet also to purchase a pro rata number of Mr. Phelan's shares on the same terms.

(8)	Includes 112,500 shares underlying an option currently exercisable at $0.40 per share and 112,500 shares underlying an option that will become exercisable at $0.40 per share.
(9)
Consists of 55,968,852 shares of common stock owned directly by Sun Solunet and 1,435,091 shares of common stock owned by Mr. Phelan over which Sun Solunet has voting control. Marc J. Leder and Rodger R. Krouse may each be deemed to control Sun Solunet, Sun Capital Partners II, LP, Sun Capital Advisors II, LP, and Sun Capital Partners LLC, as Leder and Krouse each own 50% of the membership interests in Sun Capital Partners LLC, which in turn is the general partner of Sun Capital Advisors II, LP, which in turn is the general partner of Sun Capital Partners II, LP, and Sun Capital Partners II, LP owns 99% of the membership interests of Sun Solunet. Therefore, Messrs. Leder and Krouse may each be deemed to have voting and dispositive power over the shares held by Sun Solunet.

(10)	Mr. Emmons resigned from the Company’s board of directors in March 2005.

Item 13. Certain Relationships and Related Transactions

Debt Guaranty

Pursuant to our acquisition agreement with Solunet Storage in 2003, Sun Solunet became our majority shareholder, and currently holds approximately 58.4% of our outstanding shares of common stock. Sun Capital Partners II and Sun Capital Partners Management LLC (“Sun Capital Management”) are both affiliates of Sun Solunet. Pursuant to that acquisition agreement, we entered into a Credit Support Agreement with Sun Capital II under which Sun Capital II has agreed to guarantee a minimum of $3 million of the debt of the combined company. As of December 31, 2004, this guaranty was currently in place in support of a loan facility maintained by Solunet Storage. The guaranty has been used to obtain greater liquidity (in the form of a higher advance rate) under that loan facility than would have been available in the absence of a guaranty. We have not paid Sun Capital II or its affiliates any separate consideration for this guaranty. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loan Facilities—Harris Trust and Savings Bank.”

In addition, under the Credit Support Agreement we may request at any time that Sun Capital II guaranty up to an additional $2 million of our debt. However, Sun Capital II has the discretion whether or not to issue such a guaranty if so requested. As of December 31, 2004 Sun Capital II had issued a guaranty of up to $8.0 million, or $5.0 million more than the minimum committed amount.

In exchange for the guaranty above the minimum committed amount and as stipulated under the Credit Support Agreement, the Company is required to issue to Sun Solunet a warrant to purchase shares at six-month intervals, beginning November 16, 2004. The amount of the shares underlying the warrant is based on a formula, contained in the Credit Support Agreement for each six-month measurement date, which is disclosed in Note 10 of the Company’s consolidated financial statements for 2004 included in this report.

On November 16, 2004, we became obligated under the Credit Support Agreement to issue, and on March 23, 2005, we issued to Sun Solunet a stock purchase warrant to purchase 7,715,545 shares of the Company’s common stock, at an exercise price of $0.001 per share as described above under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loan Facilities—Harris Trust and Savings Bank.”

On March 10, 2005, we approved the issuance of an additional stock purchase warrant to Sun Solunet for the purchase of 3,086,218 shares of the Company’s common stock at an exercise price of $0.001 per share as consideration for an additional $2.0 million debt guaranty provided by Sun Capital II on our Harris Trust credit facility. This warrant was issued on March 23, 2005. See further discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loan Facilities—Harris Trust and Savings Bank.”

Management and Consulting Services

Pursuant to the “Management Services Agreement” with Sun Capital Management, we pay a quarterly fee of $75,000 per calendar quarter (plus reimbursement of out-of-pocket expenses) to Sun Capital Management in exchange for financial and management consulting services. The fee is fixed at this rate through the quarter ending March 31, 2005, at which time it will be reset, based primarily on the fees Sun Capital Management is then charging the other Sun Capital portfolio companies. This agreement will remain in effect until the first date when all of the following have occurred: (a) the designees of Sun Capital Management and its affiliates no longer constitute a majority of our board of directors; (b) Sun Capital Management and its affiliates no longer own or control at least 30% of our outstanding shares; and (c) Sun Capital Management and its affiliates (including Sun Capital II) no longer guarantee any portion of our debt. If the foregoing three events have not yet occurred, the Management Services Agreement will terminate on April 4, 2013.

Item 14. Principal Accountant Fees and Services

The following table shows the fees that the Company incurred for audit and other services provided by Grant Thornton LLP (“Grant Thornton”):

(In thousands)	2004	2003

Audit Fees	$160	$470
Audit-Related Fees	—	—
Tax Fees	44	37
All Other Fees	—	—

Total	$204	$507

Audit Fees. This category includes the audit of the Company’s annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of annual “management letter” on internal control matters. For 2004, the amount stated includes the audit and quarterly reviews of SAN Holdings, Inc. for the year ended December 31, 2004. For 2003, the amount stated includes (a) $365,000 for the audits of StorNet, Inc. for the year ended December 31, 2001 and the nine month period ended September 25, 2002, and the audit of Solunet Storage Holding Corp. for the period from September 26 through December 31, 2002, and (b) $105,000 for the audit and quarterly reviews of SAN Holdings, Inc. for the year ended December 31, 2003.

Tax Fees. This category consists of professional services rendered by the Company’s auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

Pre-Approval of Audit and Permitted Non-Audit Services. The audit committee charter requires the Company to have the audit committee approve in advance any and all audit services and all permitted non-audit services (unless de minimus) provided by the independent accountants, as well as the fees and other compensation to be paid to the independent accountants. The independent accountants submit requests to the audit committee for pre-approval of any such allowable services. In 2004, all of the audit and permitted non-audit services rendered by the Company’s  independent accountants were approved by the audit committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The financial statements, financial statement schedules and exhibits listed below are filed as part of this Annual Report on Form 10-K.

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets, December 31, 2004 and December 31, 2003	F-2
Consolidated Statements of Operations for the Years ended December 31, 2004 and December 31, 2003	F-3
Consolidated Statement of Operations for Solunet Storage Holding Corp. (accounting predecessor to SAN Holdings, Inc.) for the period from September 26, 2002 (inception) through December 31, 2002	F-4

Statement of Discontinued Operations - Liquidation Basis for StorNet, Inc. (accounting predecessor to Solunet Storage Holding Corp. and SAN Holdings, Inc.) for the period from January 1, 2002 though September 25, 2002
F-5

Consolidated Statements of Stockholders’ Equity for SAN Holdings, Inc. for the Years ended December 31, 2004 and December 31, 2003 and for Solunet Storage Holding Corp. (accounting predecessor to SAN Holdings, Inc.) for the period from September 26, 2002 (inception) through December 31, 2002
F-6

Statement of Stockholders' Deficit - Liquidation Basis for StorNet, Inc. (accounting predecessor to Solunet Storage Holding Corp. and SAN Holdings, Inc.) for the period from January 1, 2002 through September 25, 2002
F-7
Consolidated Statements of Cash Flows for the Years ended December 31, 2004 and December 31, 2003	F-8
Consolidated Statement of Cash Flows for Solunet Storage Holding Corp. (accounting predecessor to SAN Holdings, Inc.) for the period from September 26, 2002 (inception) through December 31, 2002	F-10

Statement of Cash Flows - Liquidation Basis for StorNet, Inc. (accounting predecessor to Solunet Storage Holding Corp. and SAN Holdings, Inc.) for the period from January 1, 2002 through September 25, 2002
F-11
Notes to Consolidated Financial Statements	F-12

(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(a)(1) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SAN Holdings, Inc.

We have audited the accompanying consolidated balance sheets of San Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Also, we have audited the accompanying consolidated statement of operations, stockholders’ equity and cash flows of Solunet Storage Holding Corp. (accounting predecessor of SAN Holdings, Inc.) for the period from September 26, 2002 (inception) through December 31, 2002. In addition, we have audited the accompanying statements of discontinued operations, stockholders’ deficit and cash flows on a liquidation basis of StorNet, Inc. (accounting predecessor to Solunet Storage Holding Corp.) for the period from January 1, 2002 through September 25, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

SAN Holdings, Inc. completed a business combination with Solunet Storage Holding Corp. (Solunet Storage) effective April 1, 2003. The business combination was accounted for as a reverse acquisition, with Solunet Storage being treated as the acquirer for accounting purposes. As a result, for all periods prior to April 1, 2003, the financial statements of Solunet Storage have been adopted as SAN Holdings, Inc.’s historical financial statements. Solunet Storage commenced operations on September 26, 2002 when it acquired certain assets of StorNet, Inc. (StorNet) that had been foreclosed upon by StorNet’s lenders under Article 9 of the Uniform Commercial Code. The results of Solunet Storage’s operations for 2002 consist solely of operations conducted during the period from September 26, 2002 to December 31, 2002. Because the assets that Solunet Storage acquired were those of an ongoing business (i.e., StorNet), StorNet is considered to be an accounting predecessor of Solunet Storage and thus of SAN Holdings, Inc. The results of operations of StorNet are also presented as prior period financial statements. Because StorNet went through a foreclosure and liquidation on September 26, 2002, its financial statements have been prepared on a liquidation basis of accounting for the period presented.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SAN Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year then ended, the results of Solunet Storage Holding Corp. and subsidiary’s operations and their cash flows for the period from September 26, 2002 (inception) through December 31, 2002, and the results of StorNet, Inc.’s discontinued operations and their cash flows for the period from January 1, 2002 through September 25, 2002, in conformity with accounting principles generally accepted in the United States of America. For StorNet, Inc. these principles have been applied on a liquidation basis.

/s/GRANT THORNTON, LLP

Denver, Colorado
March 30, 2005

SAN Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
ASSETS	2004	2003

Current assets
Cash and cash equivalents	$486	$3,792
Accounts receivable, net of allowance for doubtful accounts of $140 and $336, respectively	13,097	15,212
Inventories, net of valuation allowance of $137 and $707, respectively	467	1,427
Deferred maintenance contracts	2,914	2,629
Prepaid expenses and other current assets	512	1,136
Total current assets	17,476	24,196

Property and equipment, net	1,005	1,014
Capitalized software, net	659	241
Goodwill	32,008	32,008
Intangible assets, net	2,205	2,820
Other assets	384	190
Total long-term assets	36,261	36,273

TOTAL ASSETS	$53,737	$60,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

Lines of credit
Wells Fargo Business Credit, Inc.	$6,759	$8,253
Harris Trust and Savings Bank	7,700	8,200
Accounts payable	12,453	13,145
Accrued expenses	2,651	2,801
Deferred revenue	3,942	4,022
Total current liabilities	33,505	36,421

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock: Series A; no par value; 8,000 shares authorized; -0- shares issued and outstanding, respectively	—	—
Preferred stock; Series B; no par value; 2,000 shares authorized; -0- and 748.07306 shares issued and outstanding, respectively	—	12,718
Common stock; no par value, 200,000,000 and 75,000,000 shares authorized, respectively; 95,811,278 and 58,407,625 shares issued and outstanding, respectively	32,577	19,859
Warrants	5,691	3,222
Accumulated deficit	(18,036)	(11,751)
Total stockholders’ equity	20,232	24,048

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,737	$60,469

The accompanying notes are an integral part of the financial statements.

SAN Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,
	2004	2003
Revenue
Sales of hardware, software and services	$58,370	$49,730
Maintenance services	6,910	4,950
Maintenance contract fees, net	878	817
Total revenue	66,158	55,497

Cost of revenue	51,558	42,006

Gross profit	14,600	13,491

Operating expenses
Selling, general and administrative	14,987	15,511
Severance and closed office expense	1,226	—
Acquisition-related costs	34	1,987
Depreciation and amortization	1,397	1,218
Total operating expenses	17,644	18,716

Loss from operations	(3,044)	(5,225)

Other income (expense)
Interest expense	(1,221)	(817)
Charge for warrant issued to related party for debt guaranty	(2,469)	—
Other income (expense)	121	(11)

Loss before income taxes	(6,613)	(6,053)

Income tax benefit	328	115

Net loss	$(6,285)	$(5,938)

Basic and diluted net loss per share	$(0.07)	$(0.12)

Weighted average shares outstanding - basic and diluted	86,254,827	48,899,805

The accompanying notes are an integral part of the financial statements.

Solunet Storage Holding Corp.
(accounting predecessor to SAN Holdings, Inc.)
Consolidated Statement of Operations
For the Period from September 26, 2002 (inception) through December 31, 2002
(In thousands, except share and per share data)

Revenue
Sales of hardware, software and services	$10,856
Maintenance services	359
Maintenance contract fees, net	339
Total revenue	11,554

Cost of revenue	8,922

Gross profit	2,632

Operating expenses
Selling, general and administrative	3,748
Post-transaction business continuation expenses	4,144
Depreciation and amortization	367
Total operating expenses	8,259

Loss from operations	(5,627)

Other income (expense)
Interest expense	(208)
Other income	22

Net loss	$(5,813)

Basic and diluted net loss per share	$(0.29)

Weighted average shares outstanding - basic and diluted	20,000,000

The accompanying notes are an integral part of the financial statements.

StorNet, Inc.
(accounting predecessor to Solunet Storage Holding Corp. and SAN Holdings, Inc.)
Statement of Discontinued Operations - Liquidation Basis
For the Period from January 1, 2002 through September 25, 2002
(In thousands, except share and per share data)

Revenue
Sales of hardware, software and services	$35,933
Maintenance services	6,038
Maintenance contract fees, net	475
Total revenue	42,446

Cost of revenue	31,765

Gross profit	10,681

Operating expenses
Selling, general and administrative	11,687
Impairment of assets	5,824
Provision for non-cancelable leases	1,969
Depreciation and amortization	757
Total operating expenses	20,237

Loss from operations	(9,556)

Other income (expense)
Interest expense	(1,115)
Other income	21

Loss before income taxes	(10,650)

Income tax benefit	288

Net loss	$(10,362)

Basic and diluted net loss per share	$(0.52)

Weighted average shares outstanding - Basic and diluted	20,000,000

The accompanying notes are an integral part of the financial statements.

SAN Holdings, Inc.
Solunet Storage Holding Corp. (accounting predecessor to SAN Holdings, Inc.)
Consolidated Statements of Stockholders’ Equity
For the Period from September 26, 2002 (inception of Solunet Storage Holding Corp.) through December 31, 2004
(In thousands, except share data)

	Series B Preferred Stock		Common Stock		Warrants	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balances, September 26, 2002	$—	$—	20,000,000	$1,000	$—	$—	$1,000

Net loss for the period						(5,813)	(5,813)

Balances, December 31, 2002		—	20,000,000	1,000		(5,813)	(4,813)

Reverse acquisition (Note 4)	748.07306	12,718	38,269,102	18,859	3,222		34,799

Cash-less exercise of warrants			138,523				—

Net loss for the year						(5,938)	(5,938)

Balances, December 31, 2003	748.07306	12,718	58,407,625	19,859	3,222	(11,751)	24,048

Conversion of Series B preferred stock to common stock	(748.07306)	(12,718)	37,403,653	12,718			—

Charge for warrant issued to related party for debt guaranty					2,469		2,469

Net loss for the year						(6,285)	(6,285)

Balances, December 31, 2004	—	$—	95,811,278	$32,577	$5,691	$(18,036)	$20,232

The accompanying notes are an integral part of the financial statements.

StorNet, Inc.
(accounting predecessor to Solunet Storage Holding Corp. and SAN Holdings, Inc.)
Statement of Stockholders’ Deficit - Liquidation Basis
For the Period from January 1, 2002 through September 25, 2002
(In thousands except for share data)

	Common Stock		Accumulated Deficit	Total
	Shares	Amount

Balance, January 1, 2002	20,000,000	$8,596	$(30,322)	$(21,726)

Net loss for the nine month period ended September 25, 2002			(10,362)	(10,362)

Balance, September 25, 2002	20,000,000	$8,596	$(40,684)	$(32,088)

The accompanying notes are an integral part of the financial statements.

SAN HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(6,285)	$(5,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,397	1,218
Charge for warrant issued to related party for debt guaranty	2,469	—
Loss on disposal of property and equipment	113	—
Changes in operating assets and liabilities:
Accounts receivable	2,115	(1,246)
Inventories	608	243
Deferred maintenance contracts	(285)	(1,802)
Prepaid expenses and other current assets	624	(807)
Other assets	(265)	(17)
Accounts payable	(692)	2,794
Accrued expenses	(150)	463
Deferred revenue	(80)	1,238
Net cash provided by (used in) operating activities	(431)	(3,854)

Cash flows from investing activities:
Purchase of property and equipment, net	(372)	(121)
Acquisition costs, net of cash acquired	—	(188)
Capitalized software costs	(509)	(207)
Net cash provided by (used in) investing activities	(881)	(516)

Cash flows from financing activities:
Net borrowings (payments) on line of credit - Harris Trust & Savings	(500)	8,200
Net borrowings (payments) on line of credit - Wells Fargo Business Credit	(1,494)	6,633
Net borrowings (payments) on other borrowings	—	(6,832)
Decrease in restricted cash	—	148
Net cash provided by (used in) financing activities	(1,994)	8,149

Net increase in cash and cash equivalents	(3,306)	3,779

Cash and cash equivalents at beginning of year	3,792	13

Cash and cash equivalents at end of year	$486	$3,792

Supplemental disclosure of other cash flow information:
Interest paid	$1,193	$879

The accompanying notes are an integral part of the financial statements.

SAN HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2004	2003
Supplemental disclosure of non-cash investing and financing activities:

Transfer of inventory to property and equipment	$352	$—

Conversion of note payable and accrued interest to common stock	$—	$4,100

Significant acquisition:

Fair value of assets acquired	$—	$42,096
Purchase price transaction costs paid		(505)
Purchase price transaction costs accrued		(430)
Common stock exchanged		(14,759)
Preferred stock issued		(12,718)
Warrants issued		(3,222)

Liabilities assumed	$—	$(10,462)

The accompanying notes are an integral part of the financial statements.

Solunet Storage Holding Corp. (accounting predecessor to SAN Holdings, Inc.)
Consolidated Statement of Cash Flows
For the Period from September 26, 2002 (inception) through December 31, 2002
(In thousands)

Cash flows from operating activities:
Net loss	$(5,813)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash post-transaction business continuation expenses	1,629
Depreciation and amortization	367
Amortization of debt issuance cost	19
Changes in operating assets and liabilities:
Accounts receivable	1,193
Inventories	(1,104)
Deferred maintenance contracts	(827)
Prepaid expenses	(145)
Other assets	(94)
Accounts payable	1,790
Unpresented checks	506
Accrued expenses	(52)
Deferred revenue	2,725
Net cash provided by operating activities	194

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(10,169)
Purchase of property and equipment	(21)
Net cash used in investing activities	(10,190)

Cash flows from financing activities:
Net proceeds from current borrowings	5,202
Proceeds from notes payable	4,000
Proceeds from issuance of common stock	1,000
Payment for restricted cash	(148)
Loan origination fees paid	(45)
Net cash provided by financing activities	10,009

Net increase in cash and cash equivalents	$13

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$13

Supplemental disclosure of other cash flow information:
Interest paid	$125

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of business
Tangible assets acquired	$10,778
Intangible assets acquired	862
Liabilities assumed	(1,333)
10,307
Less: cash acquired	(138)
Net cash paid for acquisition	$10,169

The accompanying notes are an integral part of the financial statements.

StorNet, Inc.
(accounting predecessor to Solunet Storage Holding Corp. and SAN Holdings, Inc.)
Statement of Cash Flows - Liquidation Basis
For the Period from January 1, 2002 through September 25, 2002
(in thousands)

Cash flows from operating activities:
Net loss	$(10,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	757
Impairment of assets	5,824
Provision for non-cancelable leases	1,969
Other	52
Changes in operating assets and liabilities:
Accounts receivable	7,837
Inventories	235
Deferred maintenance contracts	413
Prepaid expenses	40
Other assets	48
Accounts payable	(370)
Unpresented checks	(3,667)
Accrued expenses	(245)
Deferred revenue	(849)
Net cash provided by operating activities	1,682

Cash flows from investing activities:
Purchase of property and equipment	(67)
Net cash used in investing activities	(67)

Cash flows from financing activities:
Net proceeds from current borrowings	(1,488)
Proceeds from notes payable	(163)
Net cash used in financing activities	(1,651)

Net decrease in cash and cash equivalents	(36)

Cash and cash equivalents at beginning of period	115

Cash and cash equivalents at end of period	$79

Supplemental disclosure of other cash flow information:
Interest paid	$893

Supplemental disclosure of non-cash investing and financing activities:
Write-down of assets due to pending liquidation	$5,824

The accompanying notes are an integral part of the financial statements.

SAN Holdings, Inc.
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

SAN Holdings, Inc. (“SANZ,” the “Company,” or “we”), a Colorado corporation, was formed on July 1, 1983. SANZ includes the accounts of its wholly-owned subsidiaries, SANZ, Inc. (formerly known as Storage Area Networks, Inc.) and Solunet Storage Holding Corp. (“Solunet Storage”), and its wholly-owned subsidiary, Solunet Storage, Inc. (formerly known as StorNet, Inc.). The Company operates as a single business segment, which sells and installs computer data storage systems and provides related services throughout the United States. Effective April 1, 2003, SANZ completed a business combination with Solunet Storage, which was majority-owned by Sun Solunet LLC (“Sun Solunet”), an affiliate of a private equity fund. Upon the completion of the business combination, Sun Solunet became the majority stockholder of SANZ.

The business combination was accounted for as a reverse acquisition, with Solunet Storage treated as the acquirer for accounting purposes. As a result, for all periods prior to April 1, 2003, the financial statements of Solunet Storage have been adopted as SANZ’ historical financial statements. The financial statements presented in this report as the financial statements of SANZ consist of the accounts of Solunet Storage for all periods presented, together with the assets, liabilities and results of operations of SAN Holdings, Inc. and its subsidiary from April 1, 2003.

Solunet Storage commenced operations on September 26, 2002, when it acquired certain assets of StorNet, Inc. (“StorNet”) from its secured lender in a foreclosure sale. The results of Solunet Storage’s operations for 2002 consist solely of operations conducted during a period of slightly more than three months, from September 26, 2002 to December 31, 2002.

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

NOTE 2 - FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“US GAAP”), which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception and have incurred a net loss of $6,285,000 for the year ended December 31, 2004. In addition, as of December 31, 2004, we have negative working capital (current liabilities in excess of current assets) of $16,029,000. Accordingly, the recoverability of a major portion of the recorded asset amounts as of December 31, 2004 is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

We completed the business combination with Solunet Storage on April 1, 2003, described in Notes 1 and 4, to achieve the economies that we believe are available by spreading our fixed cost base across a greater volume of sales. As anticipated, the cost reductions (personnel reductions and office closures) afforded by the combination have been phased in over 2003 and 2004. We continue to examine our operations for opportunities to extract additional costs at the same time as we seek to increase our sales and gross profits in order to achieve sustained profitability.

As a result of the business combination with Solunet Storage, the Company has substantially increased its accounts receivable, which is the borrowing base for its principal borrowing facility with Wells Fargo Business Credit, Inc. (“Wells Fargo”). At December 31, 2004, the Company had $2.6 million of undrawn availability on this line. The increased borrowing limit, the expanding supplier lines of credit and the Harris Trust debt facilities described below are anticipated to provide continued liquidity for the foreseeable future, or next 12 months. However, our ability to borrow under the Wells Fargo facility is subject to maintaining our accounts receivable balance at current levels, as well as complying with the financial covenants we have made to the lender. If we are unable to comply with our financial covenants to the lender, the facility could cease to be available to us.

At December 31, 2004, the Company was not in compliance with certain financial covenants; however, Wells Fargo did not issue a formal, written notice of default. Under an amendment to the credit facility, Wells Fargo issued to the Company a waiver of non-compliance for these covenants and, effective January 1, 2005, increased our borrowing rate to Prime + 5.0%, an increase of three points, and set new covenants for 2005. See further discussion of the amended credit agreement in Note 5.

In 2004, the Company also maintained two revolving credit facilities with Harris Trust and Savings Bank (“Harris Trust”),which in the aggregate were $8.0 million at December 31, 2004. In February 2005, we entered into a revised credit agreement with Harris Trust, which increased our availability by $2.0 million, for a total of $10.0 million, and consolidated the credit lines into one facility maintained by SAN Holdings. At December 31, the Company had borrowed $7.7 million and had $0.3 million of undrawn availability on this facility. While the Harris Trust facility is a demand note, under the revised agreement it has been extended to February 2006, unless called earlier by the lender. Sun Capital Partners II, LP (“Sun Capital II”), an affiliate of our majority shareholder, Sun Solunet, has guaranteed the Harris Trust credit facility and has agreed that, upon the written request of SANZ, it will provide SANZ with sufficient funds to repay the debt outstanding under the credit facility in the event that Harris Trust requires repayment of such debt or, at Sun Capital II’s election, pay the outstanding debt directly to Harris Trust; provided that in no event will Sun Capital II’s obligation exceed the amount of Sun Capital II’s guaranty. This guaranty and all obligations expire on December 31, 2005. See further discussion of the Harris Trust facility in Note 5.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

No single customer accounted for more than 10% of total revenue in 2004, 2003, or 2002. Additionally, the Company had no customers that individually represented more than 10% of accounts receivable at December 31, 2004 or December 31, 2003.

Inventories

Inventories are comprised of hardware and software supplied by original equipment manufacturers and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Deferred Maintenance Contracts

Consistent with the Company’s revenue recognition policy for resale of certain maintenance agreements acquired from hardware and software vendors where the Company performs a portion of the maintenance services, the Company defers the costs of maintenance contracts at the inception of the maintenance period. All such costs are amortized on a straight-line basis over the contractual terms of the maintenance agreements. See further discussion in Note 3 - Revenue Recognition.

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

Property and equipment consist of the following:

(In thousands)	December 31
	2004	2003

Computer equipment and software	$1,649	$960
Office equipment and furniture	221	391
Leasehold improvements	23	33

Less: accumulated depreciation	(888)	(370)

	$1,005	$1,014

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $620,000, $330,000 and $572,000, respectively.

Software development costs

The Company expenses the costs of developing computer software to be sold, leased or otherwise marketed until technological feasibility is established and capitalizes all costs incurred from that time until the software is available for general customer release or ready for its intended use, at which time amortization of the capitalized costs begins. Technological feasibility for the Company's computer software products is based upon the earlier of the achievement of: (a) a detailed program design free of high-risk development issues; or (b) completion of a working model. Costs of major enhancements to existing products are capitalized while routine maintenance of existing products is charged to expense as incurred. The ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. The Company also contracts with third parties to develop or test software that will be sold to customers and generally capitalizes these third-party costs.

For the years ended December 31, 2004, 2003 and 2002, the Company capitalized software development costs of $509,000, $207,000 and $-0-, respectively. Additionally, the Company expensed research and development costs related thereto of $80,000, $125,000, and $-0-, for the aforementioned years, respectively.

Capitalized software costs are amortized on a product-by-product basis over their expected useful life, which is generally three years. The annual amortization related to software to be sold is the greater of the amount computed using (a) the ratio that current gross revenue for a product compares to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product. Amortization expense related to capitalized software costs totaled $91,000, $64,000 and $-0- for the years ended December 31, 2004, 2003 and 2002, respectively.

(In thousands)	December 31
	2004	2003

Capitalized software costs	$814	$305

Less: accumulated amortization	(155)	(64)

	$659	$241

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

The Company reviews the carrying value of goodwill annually, or more often in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting unit with the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we perform the second step to determine the amount of the impairment loss. The impairment loss is determined by comparing the implied fair value of our goodwill with the carrying amount of that goodwill. We believe that our estimates of fair value are reasonable. Changes in estimates of such fair value, however, could effect the calculation. It is at least reasonably possible that the estimates we use to evaluate the realizability of goodwill will be materially different from actual amounts or results. Goodwill was subjected to fair value impairment tests in 2004 and 2003 and no impairments were recognized.

Other intangible assets include tradenames, customer lists and software technologies, which were initially valued by independent appraisers and recorded as part of business acquisitions. The Company has identified all intangible assets with definite lives and subject to amortization as follows:

(In thousands)	December 31, 2004			December 31, 2003

Asset (Estimated Life)	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net

Tradenames (2.5 to 10 years)	$2,799	$(852)	$1,947	$2,799	$(422)	$2,377
Customer lists (3 to 5 years)	893	(718)	175	893	(600)	293
Software technologies (3 years)	200	(117)	83	200	(50)	150

	$3,892	$(1,687)	$2,205	$3,892	$(1,072)	$2,820

Amortization expense for intangible assets subject to amortization for the years ended December 31, 2004, 2003 and 2002 was $615,000, $745,000 and $397,000, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

(In thousands)

2005	$465
2006	290
2007	244
2008	230
2009	230
Thereafter	746
$2,205

Long-lived assets

The Company evaluates the carrying value of long-lived assets, including identifiable intangible assets, whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable. If that analysis indicates that an impairment has occurred, the Company measures the impairment based on a comparison of undiscounted cash flows or fair values, whichever is more readily determinable, to the carrying value of the related asset. For the nine months ended September 25, 2002, the Company recorded an impairment charge of $5,824,000 to reflect the liquidation value of its assets. For 2004 and 2003, no events occurred that required the Company to consider an impairment charge.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and borrowings under its lines of credit. The Company believes that all of the financial instruments’ recoverable values approximate fair value because of their short-term nature.

Revenue Recognition

The Company recognizes revenue from the design, installation and support of data storage solutions, which may include hardware, software and services. . The Company’s revenue recognition policies are based on the guidance in Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB 104”) in conjunction with Emerging Issues Task Force (“EITF”) Issue Number 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The Company recognizes revenue when:

● persuasive evidence of an arrangement exists,
● delivery has occurred or services have been rendered,
● the sales price is fixed or determinable, and
● collectibility of the resulting accounts receivable is reasonably assured.

The Company’s revenue is derived primarily from two sources: (i) the resale and installation of data storage systems, which consist of computer hardware, software, and data storage related services, and (ii) the sale of maintenance and technical support agreements on data storage devices and software.

Product Sales (Hardware/Software)

Revenue from the resale of data storage systems is recognized upon either (i) the shipment of goods for FOB origin shipments or (ii) the delivery of goods to the customer for FOB destination shipments, provided that no significant uncertainties regarding customer acceptance exist, and depending on the terms of the contract and applicable commercial law.

Service sales

Service revenue, including material installation services, is recognized as the related services are completed.

Maintenance Services

Revenue from maintenance agreements is recognized in one of two ways, based on whether or not the Company performs “first call” maintenance support. The Company operates a first call technical support center for certain of the hardware and software products that we sell. For first call maintenance services, we record the gross sale price of the applicable support or maintenance contract as deferred revenue, and recognize revenue on a straight-line basis over the contractual terms of the agreements. Likewise, the cost to acquire such maintenance agreements from the hardware and software vendors is also deferred and amortized on a straight-line basis over the contractual terms of the maintenance agreements. Revenue from these arrangements is included in the heading “Maintenance services” in the Consolidated Statement of Operations.

Maintenance contract fees, net

For products for which we do not perform first call maintenance, but resell the vendor’s maintenance contract for a fee, we recognize revenue from the resale of those maintenance agreements, net of the cost to acquire the maintenance agreements, at the beginning of the maintenance period. Revenue from these arrangements is included in the heading “Maintenance contract fees, net” in the Consolidated Statement of Operations.

Multiple deliverable arrangements

In accordance with EITF 00-21, for sales transactions that include the resale and installation of data storage systems and the resale of maintenance contracts denominated as a single, lump-sum price, we allocate the aggregate transaction revenue among the multiple elements based on their relative fair values. This process involves the application of management’s judgment and estimates regarding those relative fair values.

When some elements are delivered prior to others in a multiple element arrangement, revenue for the delivered elements is separately recognized, provided all of the following criteria are met:

● the delivered item has value to the customer on a standalone basis,
● there is objective and reliable evidence of the fair value of the undelivered item(s), and
● delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor.

Undelivered items typically include installation, training, and other professional services.

The amount allocated to delivered items is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. If the undelivered element represents services, a residual method of allocating revenue is used. Under the residual method, revenue is deferred for the estimated fair value of the undelivered services. The Company estimates the fair value of the undelivered services based on separate service offerings with customers. For undelivered elements other than services, revenue is allocated to the separate elements based on their relative fair values.

Deferred revenue, whether associated with maintenance contracts or undelivered elements, is included within Deferred revenue on the balance sheet.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenue.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $607,000, $389,000 and $279,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Reimbursements of advertising expense from product vendors are treated as reductions to cost of sales.

Use of Estimates
The Company has prepared these consolidated financial statements in conformity with US GAAP, which require the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company periodically evaluates estimates and assumptions related to revenue recognition, allowances for credit losses on accounts receivable, allowances for impairment in the value of inventory, the useful lives of intangible assets and software development costs and related impairment tests, and litigation and other loss contingencies. Some of these estimates, judgments and assumptions relate to expected outcomes or uncertainties of specified events. Others relate to the anticipated dollar amounts arising out of events that are reasonably certain to occur. Accordingly, actual results could differ from those estimates.

Loss Per Share

Basic loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares had been issued. For 2004 and 2003, basic and diluted loss per share are equal, as the inclusion of potentially dilutive common shares is anti-dilutive based on the respective net losses incurred for those years. Options and warrants to purchase 33,473,008 and 41,083,076 shares of common stock were excluded from diluted share calculations for 2004 and 2003, respectively, as these options and warrants were anti-dilutive. On March 10, 2005, the Company approved the issuance of a warrant to purchase 3,086,218 of the Company’s common stock to its majority shareholder. See further discussion in Notes 5, 8, and 10.

As of December 31, 2002, Solunet Storage (accounting predecessor to SANZ) had no options outstanding. However, as of December 31, 2002, SANZ had 13,891,758 options and warrants outstanding which carried over as potentially dilutive securities with the SANZ and Solunet Storage merger. These options and warrants would have been excluded from dilutive share calculations, as they were anti-dilutive.

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), the Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“ABP 25”) and related interpretations. Accordingly, no compensation expense has been recognized for options granted to employees with an exercise price equal to the market value at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FAS 123 and related interpretations.

The following table illustrates the effect on net loss and net loss per share for the years ended December 31, 2004 and 2003 if the Company had applied the fair-value based method of FAS 123 to stock-based compensation:

(In thousands, except for per share data)	Year ended December 31,
	2004	2003

Net loss, as reported	$(6,285)	$(5,938)

Deduct, Total stock-based compensation expense determined under fair-value based method, net of related tax effects	(889)	(2,290)

Pro forma net loss	$(7,174)	$(8,228)

Basic and diluted net loss per share:
As reported	$(0.07)	$(0.12)
Pro forma	$(0.08)	$(0.17)

As of December 31, 2002, Solunet Storage had no options or warrants outstanding. As of September 25, 2002, the balance sheet date of StorNet (accounting predecessor to Solunet Storage), the Company determined that the outstanding options and warrants had no measurable value based on the liquidation event of the predecessor company. In addition, none of the outstanding options or warrants carried over to Solunet Storage. Accordingly, for the period ended September 25, 2002, the Company had no stock-based compensation expense.

For 2004 and 2003, see Note 8 for the assumptions and methodology used to determine the fair value of stock-based compensation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised) (“SFAS 123R”), “Share Based Payment,” which provides guidance on share-based payment transactions and requires fair value accounting for all share-based compensation. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company is required to adopt SFAS 123R at the beginning of its third quarter of 2005.

We are currently evaluating the impact of SFAS 123R on our financial position and results of operations as well as alternative transition methods under SFAS 123R. In addition, we have not determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123. See “Stock-Based Compensation Plans” above for information related to the pro forma effects on our net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In 2004, the Financial Accounting Standards Board also issued the following Statements of Financial Accounting Standards:

● Statement No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4,” issued in November
   2004;
● Statement No. 152, “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB
   Statements No. 66 and 67,” issued in December 2004; and
● Statement No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29,” issued in December  2004.

Management believes that adoption of these new standards will not have a material effect on the Company’s financial results.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform with current year presentations.

NOTE 4 - SANZ AND SOLUNET STORAGE BUSINESS COMBINATION

Effective April 1, 2003, SANZ completed a business combination with Solunet Storage. The transaction was accounted for as a reverse acquisition, with Solunet Storage being treated as the acquirer for accounting purposes. As a result, for all periods prior to April 1, 2003, the financial statements of Solunet Storage have been adopted as SANZ’ historical financial statements.

Among the principal reasons for the acquisition were management’s belief that it would afford opportunities to spread the company’s fixed costs over a broader revenue base, thereby providing increased operating leverage, and its belief that SANZ’ business would be strengthened by extending the company’s geographic presence to regions of the United States where the company did not previously have operations. This broader geographic scope was expected to reduce the company’s reliance on any one region, and to better enable the company to service its existing customers, many of whom have operations in multiple geographic regions.

The business combination was effected in an all-stock transaction in which SANZ issued 20,000,000 shares of common stock and 748.07306 shares of Series B convertible preferred stock (“preferred stock”) for all of the outstanding common stock of Solunet Storage. On April 12, 2004, the preferred stock automatically converted into 37,403,653 shares of common stock upon the amendment of our Articles of Incorporation, which increased the number of authorized shares of common stock to 200,000,000 shares. As part of the business combination, we issued to Sun Solunet, the principal stockholder of Solunet Storage, a warrant to purchase a maximum of 19,976,737 shares of common stock at various prices, ranging from $0.29 to $10.82, and over various terms.

In accordance with SFAS 141, the Company accounted for this transaction under the purchase method of accounting, in which the purchase price was allocated across all classes of tangible and intangible assets in accordance with their fair values, and any excess of the purchase price over the fair values of the identified assets was recorded as goodwill. Because of the reverse nature of the acquisition, the purchase price was computed as the sum (a) of the value of the SANZ shares outstanding before the transaction (valued at the market price over a range of trading days before and after the announcement of the definitive agreement), (b) the fair value of the SANZ warrants and options outstanding prior to the closing, and (c) capitalizable transaction costs incurred directly related to the business combination. The Company determined the fair value of the warrants and options to be $3,222,000 using a Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 50%, risk-free interest rate of 3.0% and expected life equal to the remaining life for each tranche.

The purchase price is summarized as follows:

(In thousands)

Common stock	$27,477
Warrants and options	3,222
Transaction costs	935
Purchase price	$31,634

The purchase price, including all adjustments was allocated as follows:

(In thousands)

Tangible assets
Cash	$317
Other current assets	5,858
Property, equipment and other long-term assets	883
Identifiable intangible assets	3,030
10,088
Less: liabilities assumed	(10,462)

Net liabilities assumed	(374)

Goodwill recorded	32,008

Purchase price	$31,634

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

(In thousands, except per share data)	Years ended December 31,
	2003		2002
Pro forma results of operations:	(Unaudited)		(Unaudited)

Revenue	$63,029		$87,003
Net loss	$(6,032	)(1)	$(19,056	)(2)
Net loss per share	$(0.10)		$(0.33)

(1)	Includes reduction in acquisition-related expenses in the amount of $1,127,000 for fees paid to investment bankers and severance payments that were contractually triggered by the business combination.
(2)	Includes a net reduction of $150,000 in operating expenses for additional expense of $70,000 for amortization of intangibles and a reduction in depreciation of $220,000.

NOTE 5 - DEBT

Wells Fargo Line of Credit

The Company has a revolving credit line with Wells Fargo to borrow up to $12 million, subject to availability under its borrowing base, and is secured by substantially all assets of SANZ Inc., a wholly-owned subsidiary of the Company. This credit line expires in May 2007, and at December 31, 2004, bore interest at prime plus 2% (7.25% at December 31). The funds available under the credit facility are limited to 85% of the amount of eligible accounts receivable, which consist of substantially all accounts receivable, subject to exclusions for invoices aged over 90 days, otherwise-current receivables from customers with material amounts outstanding over 90 days and subject to a percentage limit of accounts receivable from a single customer. Borrowings against receivables owed directly by federal government end-users are further limited to 80% of the eligible accounts receivable up to $500,000 in the aggregate unless we have obtained an “assignment of claim” executed by the government agency. Receivables from commercial entities acting as prime contractors for federal government end-users are not subject to this sub-limit. As of December 31, 2004, based on our eligible collateral at that date, we had $9.4 million available for borrowing on the Wells Fargo credit facility, of which $6.8 million was drawn and $2.6 million remained available.

Wells Fargo may declare the loan in default if SANZ Inc. does not meet certain financial performance measures. At December 31, 2004, we were not in compliance with certain of those covenants; however, Wells Fargo did not issue a formal, written notice of default. Under an amendment to the credit agreement executed in March 2005, Wells Fargo waived non-compliance on these covenants, and reset financial covenant requirements effective January 1, 2005 for: (1) minimum net income on a year to date basis, calculated quarterly; (2) minimum net worth plus “subordinated debt” (measured in the aggregate, with amounts loaned to SANZ Inc. from SAN Holdings being defined as subordinated debt), calculated on a monthly basis; (3) minimum availability, calculated monthly; (4) capital expenditure limit, calculated on an annual basis; and (5) a minimum cash infusion from SAN Holdings or an outside source if SANZ Inc. generates a net loss in a given quarter and has generated a net loss on a year to date basis at that time in an amount equal to the lesser of the quarterly net loss or the year to date net loss.

As part of the amended agreement and effective January 1, 2005, Wells Fargo increased our borrowing rate to prime plus 5.0%, an increase of three points. This rate is subject to potential decreases, as allowed by Wells Fargo, based on SANZ Inc. achieving certain net income levels during 2005.

Additionally, the amended credit agreement includes as an additional borrower, Solunet Storage, Inc., which in March 2005 became a wholly-owned subsidiary of SANZ Inc. As part of the co-borrowing arrangement with SANZ Inc. and Solunet Storage, Inc., each of the borrowers has a separate borrowing base; however, total borrowings under the facility shall not exceed $12,000,000. Additionally, each entity is required to guaranty each other’s debt under the borrowing facility. Cash transfers from SANZ Inc. to Solunet Storage, Inc. are limited to the funding of Solunet Storage, Inc.’s operating expenses, subject to an annual limit, and to a minimum availability on the date of any such transfer.

The Company’s revolving credit facility with Wells Fargo requires a lock-box arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the revolving credit facility. This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, requires the classification of outstanding borrowings under the revolving credit facility as a current liability in accordance with EITF Issue 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

Harris Trust and Savings Bank

At December 31, 2004, the Company also maintained two revolving credit facilities with Harris Trust, which allowed for borrowings up to an aggregate of $8.0 million. One of the facilities, with a maximum amount of $6.8 million at December 31, 2004, was maintained by SAN Holdings and was unsecured, not limited by availability under a borrowing base, and did not require the maintenance of specified financial covenants. The other facility, with a maximum amount of $1.2 million at December 31, 2004, was maintained by our Solunet Storage subsidiary, and was secured by substantially all of the assets of Solunet Storage, but was not limited by availability under a borrowing base and did not require the maintenance of specified financial covenants. At December 31, 2004, we had borrowed $7.7 million on these facilities, which bore interest at a rate of prime plus 0.75% (6.00% at December 31).

On February 16, 2005, we entered into a revised credit agreement with Harris Trust, which increased our availability by $2.0 million, for a total of $10.0 million, and consolidated the credit lines into one facility maintained by SAN Holdings and guaranteed by an affiliate of our majority stockholder. This facility is unsecured, is not limited by availability under a borrowing base, does not require the maintenance of specified financial covenants, and as of February 16, 2005, bore interest at a rate of prime plus 0.75% (6.25% at February 16). While the Harris Trust facility is a demand note, under the revised agreement it has been extended to February 2006, unless called earlier by the lender. Sun Capital II has guaranteed the Harris Trust credit facility and has agreed that, upon the written request of SANZ, it will provide SANZ with sufficient funds to repay the debt outstanding under the credit facility in the event that Harris Trust requires repayment of such debt or, at Sun Capital II’s election, pay the outstanding debt directly to Harris Trust; provided that in no event will Sun Capital II’s obligation exceed the amount of Sun Capital II’s guaranty. This guaranty and all obligations expire on December 31, 2005.

In exchange for the guaranty by Sun Capital on the increased Harris Trust line of credit, on March 10, 2005, the Company approved the issuance of a warrant to purchase 3,086,218 shares of our common stock with an exercise price of $0.001 per share to our majority shareholder, Sun Solunet . The issuance of this warrant will result in dilution of the other shareholders of the Company. See further discussion in Note 10. Based on the number of shares issued pursuant to the warrant, the Company expects to record in the first quarter of 2005 a charge calculated as the number of shares issued under the warrant multiplied by the closing market price of SANZ’ common stock for this date. Based on the closing price of our common stock on March 10, 2005, we expect this charge to be approximately $1.4 million.

Other Financing Arrangements

In January 2003, the Company entered into a revolving credit facility with The CIT Group, supported by a limited guaranty by an affiliate of Sun Solunet, which replaced a Harris Trust credit facility. After the business combination of SANZ and Solunet Storage, the Company refinanced the CIT Group facility with a new facility with Harris Trust (the second of the two Harris Trust facilities described in the prior section). The Company had originally capitalized the costs incurred in establishing the CIT Group facility, and in June 2003, wrote off the full remaining amount of those capitalized costs of $232,000.

In the original capitalization of Solunet Storage in September 2002, Sun Solunet invested $1,000,000, as equity and $4,000,000 in the form of a promissory note, bearing interest at a rate of 5%. In March 2003, Sun Solunet sold a portion of both the common stock and the promissory note to an officer of Solunet Storage. Immediately prior to the SANZ and Solunet Storage business combination, Sun Solunet and the officer of Solunet Storage converted the foregoing $4,000,000 promissory note plus accrued interest of $100,000 into common shares of stock in Solunet Storage. These shares were exchanged for SANZ shares in the SANZ and Solunet Storage business combination.

The following summarizes our debt outstanding:

(In thousands)	December 31, 2004	December 31, 2003

Line of credit with Wells Fargo	$6,759	$8,253
Lines of credit with Harris Trust	7,700	8,200
	$14,459	$16,453

NOTE 6 - INCOME TAXES

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

During 2003, the Company received a state income tax refund of $115,000. The Company recorded this refund as a benefit from income taxes.

For the years ended December 31, 2004 and 2003 and the period from September 26 through December 31, 2002 (the period from Solunet Storage’s Inception through December 31, 2002), total income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as follows:

(In thousands)	Year ended	Year ended	Period from September 26 through
	December 31, 2004	December 31, 2003	December 31, 2002

Income tax benefit at federal statutory rate	$(2,248)	$(2,119)	$(1,975)
State income tax benefit, net of federal benefit	(68)	(117)	—
Federal income tax refund	(328)	(115)	—
Warrant charge for debt guaranty	839	—	—
Nondeductible items	19	28	6
Valuation allowance	1,458	2,208	1,969

	$(328)	$(115)	$-

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and their basis for financial reporting purposes, and for operating loss carryforwards. Temporary differences that give rise to deferred tax assets and liabilities are as follows:

(In thousands)	December 31,
	2004	2003
Deferred tax assets:
Current:
Accounts receivable reserves	$49	$118
Inventory reserves	48	247
Accrued expenses	316	150
Other	(24)	621
Non-current
Net operating loss carryforwards	12,961	11,400
Intangible assets	421	272
Property and equipment	(95)	—
Total deferred tax assets	13,676	12,808

Deferred tax liabilities	—	(84)

Valuation allowance	(13,676)	(12,724)

Net deferred tax asset	$—	$—

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

At December 31, 2004, the Company has net operating loss carryforwards available to offset future federal taxable income of approximately $37,000,000. Such carryforwards expire between 2010 and 2024. Under the Tax reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. Events that may cause changes in the Company’s tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. A portion of the Company’s operating loss carryforwards that can be utilized in any one taxable year for federal tax purposes has been limited by the ownership change resulting from the SANZ and Solunet Storage business combination. Future ownership changes could further limit the utilization of the Company’s net operating loss carryforwards.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under various non-cancelable operating leases. At December 31, 2004, the aggregate future minimum lease commitments were as follows (in thousands):

2005	$588
2006	343
2007	170
2008	24
2009	4
$1,129

Rent expense totaled $977,000, $714,000 and $964,000 in the years ended December 31, 2004, 2003 and 2002, respectively. Rent expense for the year ended December 31, 2004 included a charge of $279,000 for three closed offices (see below).

Closed Offices

In accordance with SFAS no. 146, “Accounting for Costs Associated in Exit or Disposal Activities,” in the fourth quarter of 2004 the Company recorded a liability in the amount of $279,000 for expenses related to the closure of three regional offices. The accrued expenses include rent payments for the remaining lease terms, net of any sublease agreements.

Severance agreements

In the fourth quarter of 2004, the Company entered into separation agreements with several key management personnel. In conjunction with these agreements, we recorded a liability in the amount of $216,000 for severance and other termination benefits to be paid out in 2005.

The following table summarizes the accrued severance and closed office activity during 2004:

Accrued Liability (in thousands)	Balance at 12/31/03	2004 Payments	2004 Accruals	Balance at 12/31/04	Scheduled Payments
					2005	2006
Severance	$ 286	$ 217	$ 216	$ 285	$ 285	$ —
Closed Offices	105	59	279	325	241	84
TOTAL	$ 391	$ 276	$ 495	$ 610	$ 526	$ 84

Litigation

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

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred stock conversion

At the Annual Meeting of Shareholders held on April 12, 2004, SANZ’ shareholders voted to amend the Company’s Articles of Incorporation to increase the authorized common stock from 75,000,000 shares to 200,000,000 shares. An amendment to the Company’s Articles of Incorporation implementing that increase was filed and became effective on April 13, 2004. The terms of the previously outstanding Series B Preferred Stock provided that all of those shares would convert into common stock — automatically and at a fixed conversion ratio — at such time as SANZ had sufficient authorized common shares to permit that conversion. Accordingly, the increase in the Company’s authorized shares of common stock on April 13, 2004 caused all of the Company’s previously outstanding Series B Preferred Stock to convert into a total of 37,403,653 shares of common stock.

Stock options

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

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-based Compensation,” for employee stock options and continues to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for recording stock options granted.

For SFAS 123 disclosure purposes, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2004	2003	2002

Expected dividend yield	0%	0%	0%
Expected volatility	142%	80%	105%
Expected term	5 years	5 years	5 years
Risk-free interest rate	3.95%	2.0%	2.6%

The weighted average fair value of options granted were $0.36, $0.28 and $0.29 per share for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table summarizes option activity for the three stock option plans during the three years ended December 31, 2004, 2003 and 2002, respectively (in thousands, except per share data):

	Number of Shares	Weighted Average
	Underlying Options	Exercise Price

Outstanding at January 1, 2002	7,117	$1.34

Granted	1,218	0.43
Forfeited	(1,793)	1.66
Outstanding at December 31, 2002	6,542	1.08

Granted	8,310	0.42
Forfeited	(794)	1.28
Exercised	(150)	0.33
Outstanding at December 31, 2003	13,908	$.69

Granted	3,010	0.40
Forfeited	(2,924)	0.80
Outstanding at December 31, 2004	13,994	0.61

Exercisable at December 31, 2002	4,192	$1.09

Exercisable at December 31, 2003	4,662	$0.99

Exercisable at December 31, 2004	6,928	$0.79

Further information regarding options outstanding and options exercisable at December 31, 2004 is summarized below (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.29 to $0.49	9,532	8.7	$ 0.39	3,152	$ 0.37
$0.57 to $1.00	3,529	3.4	0.68	2,843	0.68
$1.50 to $2.25	873	2.5	2.01	873	2.01
$10.00 to $10.32	60	0.2	10.14	60	10.14

	13,994	6.9	$ 0.61	6,928	$ 0.79

Stock warrants

On November 16, 2004, the Company became obligated, under a letter agreement dated March 31, 2003 (“Credit Support Agreement”), to issue, and on March 23, 2005, the Company issued to Sun Solunet a stock purchase warrant (the “Guaranty Warrant”) to purchase 7,715,545 shares of the Company’s common stock, no par value per share at an exercise price of $0.001 per share. The Company was obligated to issue the Guaranty Warrant to Sun Solunet in partial consideration for a guaranty provided by Sun Capital II, an affiliate of Sun Solunet, (the “Guarantor”) on the two revolving credit lines of the Company with Harris Trust pursuant to the Credit Support Agreement.

The number of shares exercisable under the Guaranty was determined pursuant to a formula set forth in the Credit Support Agreement and was based on the amount that the outstanding guaranty provided on behalf of the Company by the Guarantor on the credit lines with Harris Trust exceeded $3.0 million as of the Issue Date (18 months after the effective date of the guarantee). Until the Company reduces the guaranteed debt to $3.0 million or less, it will be required to issue additional warrants to Sun Solunet at six-month intervals in the future (each May and November), according to formulas applicable to each such date, which are disclosed in Note 10. Pursuant to the obligation to issue the Guaranty Warrant, the Company recorded in November 2004 a charge of $2,469,000, calculated as the number of shares to be issued under the warrant multiplied by the closing market price of SANZ’ common stock ($0.32 per share) for this date.

On February 16, 2005, the Company, pursuant to a revised revolving credit facility agreement with Harris Trust, increased its borrowing availability from $8.0 million to $10.0 million. Sun Capital II has guaranteed this facility, and, on March 10, 2005, as consideration for the guaranty, the Company approved the issuance of a warrant to purchase 3,086,218 shares of the Company’s common stock at an exercise price of $0.001 per share to this affiliate. This warrant was issued on March 23, 2005.

On April 1, 2003, as part of the SANZ and Solunet Storage business combination, the Company issued to Sun Solunet a warrant (“Schedule A warrants”) to purchase a maximum of 19,976,737 shares of common stock at various prices ranging from $0.29 to $10.82, and over various terms. The number of Schedule A warrants was based on a percentage of SANZ’ outstanding warrants and options at the date of the business combination. The exercise of the Schedule A warrants is contingent upon the prior exercise of 2,958,951 warrants and/or options issued to previous holders, and, therefore, it is not determinable which Schedule A warrants will become exercisable, if any. Correspondingly, it is not known which Schedule A warrants will expire because it is not determinable which corresponding warrants and/or options of those previously outstanding will comprise the first 2,958,951 exercised. Based on these contingent exercise provisions, the stated weighted-average exercise prices in the table below denoted by the * are pro forma amounts with regards to the Schedule A warrants, and have been calculated without consideration that certain of these warrants will not become exercisable.

The following table summarizes warrant activity for the three years ended December 31, 2004, 2003 and 2002, respectively (in thousands, except per share data):

	Number of Shares Underlying Warrants	Weighted Average Exercise Price

Outstanding at January 1, 2002	6,993	1.13

Granted	506	0.69
Forfeited	(150)	8.95
Outstanding at December 31, 2002	7,349	$0.94

Granted	21,526	0.90*
Exercised	(195)	0.63
Forfeited	(1,506)	1.25
Outstanding at December 31, 2003	27,174	$0.91*

Granted	7,716	—
Forfeited	(7,696)	1.31
Outstanding at December 31, 2004	27,194	$0.47*

Exercisable at December 31, 2002	7,349	$0.94

Exercisable at December 31, 2003	8,644	$0.91*

Exercisable at December 31, 2004	13,827	$0.29*

NOTE 9 - DEFINED CONTRIBUTION PLAN

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, covering all employees who have three months of service with the Company. The Plan allows participants to make voluntary pre-tax contributions of up to 100% of their pre-tax earnings, not to exceed the IRS annual limit. In addition, Company management, at its discretion, may partially match participant contributions. For the years ended December 31, 2004, 2003 and 2002, employer matching contributions were $-0-, $46,000 and $62,000, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

As discussed in Note 1, Sun Solunet is the majority shareholder of SANZ. The Company pays quarterly $75,000 for management and consulting services to Sun Capital Partners Management LLC (“Sun Capital Management”), an affiliate of Sun Solunet. In addition, Sun Capital II, who is also an affiliate of Sun Solunet, guarantees the Harris Trust debt, as described in Notes 5 and 8. While SANZ receives material benefits from this guaranty, the Company pays no specified cash consideration for the guaranty. The Company has allocated a portion of the management and consulting services fee paid to Sun Capital Management to interest expense, based on the financing-related benefits that it receives under the Sun Capital guaranty. The balance of the management and consulting services fee has been recorded as general and administrative expense.

If the guaranteed Harris Trust debt is not reduced to $3 million or less, the Company is obligated to issue stock purchase warrants at an exercise price of $0.001 to Sun Solunet based on the excess guaranteed debt over $3 million, calculated as follows:

Debt Guaranty Warrants = (Guaranteed Debt - $3,000,000) x fixed number of shares at particular date
$2,000,000

The number of shares to be used in the calculation of debt guaranty warrants for a particular date are listed in the table below. As discussed in Note 8, the Company was obligated to issue to Sun Solunet a stock purchase warrant for the purchase of 7,715,545 shares of common stock on November 16, 2004 based on $8.0 million of Harris Bank debt guaranteed by Sun Capital II.

Date	Number of Shares

May 2005	641,292
November 2005	1,307,898
May 2006	1,342,776
November 2006	1,379,067
May 2007	1,416,849
November 2007	1,456,206
May 2008	1,497,226
Each six months thereafter*	291,346

* A number of shares equal to 0.5% of the shares outstanding upon the closing of the Solunet Storage business combination.

On March 10, 2005, the Company approved the issuance to Sun Solunet of an additional stock purchase warrant for the purchase of 3,086,218 shares of common stock as consideration for an additional $2.0 million debt guaranty provided by Sun Capital II on the Company’s Harris Trust credit facility. The number of shares underlying the warrant was calculated as if the $2.0 million debt guaranty was in place as of November 16, 2004. The Company is continually evaluating potential transactions to refinance a portion of the guaranteed debt with either other debt or equity, and, in conjunction with its existing availability on it Wells Fargo credit facility and cash from operations. However, there can be no assurance that we will be successful in obtaining additional debt or equity financing.

As of December 31, 2004 and 2003, the Company had $-0- and $91,000, respectively, due to Sun Capital Management for management fees and bank debt interest. For the years ended December 31, 2004, 2003 and 2002, the Company paid $323,000, $443,000 and $-0-, respectively, to Sun Capital Management for management fees, a portion of which has been recorded as interest expense due to guaranties on the Harris Trust debt as discussed above.

NOTE 11 -INVESTMENT IN ALLIANCE MEDICAL CORPORATION

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

In November 2001, Alliance effected a 1 for 3.3297 reverse stock split. Accordingly, all share amounts discussed below are listed in duplicate as follows - pre-reverse split # and post-reverse split #. Through a series of default judgments and settlement agreements entered into between the commencement of the litigation and September 30, 2004, the Company obtained clear title to approximately 300,000/90,098 shares of the Alliance stock. Under these settlement agreements, the Company has also waived any claim to approximately 215,000/64,570 additional shares in Alliance. Approximately 60,000/18,020 shares remain the subject of the litigation.

In September 2004, the Company sold an aggregate of 85,000/25,528 shares it had obtained to an employee and existing shareholder of SANZ and two other purchasers, who had no prior relationship to SANZ, for total cash proceeds of $212,500. Also in September 2004, in accordance with a Settlement Agreement discussed in our 2003 Annual Report on Form 10-KSB that resolved a separate litigation related to Alliance that had been brought against SANZ and approximately ten other defendants, the Company used $210,000 of these proceeds (in lieu of a transfer of Alliance shares) to satisfy its obligations under that Settlement Agreement. In the September quarter, the Company recorded the net of these transactions (the initial recording of the shares to which clear title had been obtained, the sale of a portion of those shares for cash, and the cash payment to the other litigant) as Other Income. The Company has not recorded any value with respect to the approximately 60,000/18,020 shares that remain the subject of the litigation.

As of December 31, 2004, SANZ held approximately 215,000/64,570 shares of Alliance stock, which are carried at $229,000 in Other Assets. The Company has recorded this investment at its best estimate of fair value, based on various factors including the following: (1) Alliance is a private company with no readily determinable market value; (2) because Alliance is private, SANZ has a limited market to liquidate any or all of its Alliance shares; (3) the price obtained in recent arms-length sales of Alliance stock by SANZ; (4) a review of Alliance’s most recent audited financial statements; and, (5) discussions with financial management of Alliance as to external valuations completed on Alliance.

(3) Exhibits

The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

Exhibit Number	Description
2.01
Agreement and Plan of Merger dated March 31, 2003 relating to the acquisition of Solunet Storage. Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed on April 3, 2003.

3.01
Second Amended and Restated Articles of Incorporation, as filed with the Colorado Secretary of State on April 13, 2004. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004, filed on May 11, 2004.

3.02
Second Amended and Restated Bylaws, effective April 4, 2003. Incorporated by reference to Exhibit 2.9 to the Registrant’s Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed on April 3, 2003.

4.01
Designation of Series A and Series B Preferred Stock - April 3, 2003. Incorporated by reference to Exhibit 2.10 to the Registrant’s Current Report on Form 8-K dated April 1, 2003, filed on April 3, 2003.

10.01
Credit and Security Agreement, dated May 31, 2001, by and between Storage Area Networks, Inc., and Wells Fargo Business Credit, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed on August 13, 2001.

10.02
First Amendment, dated January 17, 2002, to Credit and Security Agreement by and between Storage Area Networks, Inc. and Wells Fargo Business Credit, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, filed on May 14, 2002.

10.03
Subordination Agreement, dated January 17, 2002 by and between SAN Holdings, Inc. and Wells Fargo Business Credit, Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, filed on May 14, 2002.

10.04
Second Amendment, dated July 1, 2002, to Credit and Security Agreement, by and between Storage Area Networks, Inc., and Wells Fargo Business Credit, Inc. Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form SB-2/A No. 2, File No. 333-87196, filed on November 4, 2002.

10.05
Fifth Amendment, dated September 22, 2003, to Credit and Security Agreement by and between the Registrant (f/k/a Storage Area Networks, Inc.) and Wells Fargo Business Credit, Inc.. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, filed on November 13, 2003.

10.06
Eighth Amendment, dated October 29, 2004, to Credit and Security Agreement by and between the Registrant (f/k/a Storage Area Networks, Inc.) and Wells Fargo Business Credit, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 29, 2004 filed on November 4, 2004.

10.07	Ninth Amendment, dated March 29, 2005, to Credit and Security Agreement by and between the Registrant (f/k/a Storage Area Networks, Inc.) and Wells Fargo Business Credit, Inc. #
10.08
Patent and Trademark Security Agreement, dated September 22, 2003, by and between the Registrant and Wells Fargo Business Credit, Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, filed on November 13, 2003.

10.09	Shareholders Agreement dated April 4, 2003. Incorporated by reference from Exhibit 2.8 to the Registrant’s Current Report on Form 8-K dated April 4, 2003, filed on April 21, 2003.
10.10	Credit Support Document dated March 31, 2003. Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K/A dated April 1, 2003, filed on April 3, 2003.
10.11	Stock Option Agreement dated March 31, 2003. Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed on April 3, 2003.

Exhibit Number	Description
10.12	SANZ Common Stock Purchase Warrant dated April 4, 2003. Incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed on April 3, 2003.
10.13	Management Services Agreement dated April 4, 2003. Incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed on April 3, 2003.
10.14	Registration Rights Agreement dated April 4, 2003. Incorporated by reference to Exhibit 2.6 to the Registrant’s Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed on April 3, 2003.
10.15
SAN Holdings, Inc - Harris Trust and Savings Bank Loan dated May 16, 2003. Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB/A No. 1 for the quarter ended June 30, 2003, filed on October 2, 2003.

10.16
First Amendment, dated June 13, 2003, to San Holdings, Inc. - Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB/A No. 1 for the quarter ended June 30, 2003, filed on October 2, 2003.

10.17
Second Amendment, dated June 20, 2003, to SAN Holdings Inc. - Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB/A No. 1 for the quarter ended June 30, 2003, filed on October 2, 2003.

10.18
Third Amendment, dated August 14, 2003, to SAN Holdings Inc. - Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB/A No. 1 for the quarter ended June 30, 2003, filed on October 2, 2003.

10.19	Fourth Amendment, dated November 26, 2003, to SAN Holdings Inc. - Harris Trust and Savings Bank Loan Authorization Agreement. #
10.20
Fifth Amendment, dated February 27, 2004, to SAN Holdings Inc. - Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004, filed on May 11, 2004.

10.21
Solunet Storage Inc. - Harris Trust and Savings Bank Loan Authorization Agreement dated August 14, 2003, and Incorporated by reference to Exhibit 10.1 - to the Registrant’s Quarterly Report on Form 10-QSB/A No. 1 for the quarter ended June 30, 2003, filed on October 2, 2003.

10.22
First Amendment, dated November 22, 2004, to Solunet Storage Inc. - Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated November 16, 2004, filed on November 22, 2004.

10.23	2000 Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-81910), filed on January 31, 2002.
10.24	2001 Stock Option Plan. Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-81910), filed on January 31, 2002.
10.25	2003 Stock Option Plan. Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on April 22, 2003.
10.26
Executive Employment Agreement dated February 1, 2001 - John Jenkins. Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.

10.27
Separation Agreement and Release, dated November 1, 2004, between SAN Holdings, Inc. and Michael J. Phelan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 1, 2004 filed on November 4, 2004.

10.28
Amendment to Grant Agreement, dated November 1, 2004, between SAN Holdings, Inc. and Michael J. Phelan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 1, 2004 filed on November 4, 2004.

10.29
Sixth Amendment, dated February 16, 2005, to SAN Holdings Inc. - Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated March 10, 2005, filed on March 11, 2005.

Exhibit Number	Description
14.01
Code of Ethics for Officers of SAN Holdings, Inc. and Subsidiaries, adopted on May 7, 2004. Incorporated by reference to Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004, filed on May 11, 2004.

22.01	List of Subsidiaries. #
23.01	Consent of Grant Thornton LLP. #
31.01	CEO Certification pursuant to Rule 13a-14(a)/15(d)-14(a). #
31.02	CFO Certification pursuant to Rule 13a-14(a)/15(d)-14(a). #
32.01	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).#
32.02	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).#
99.01	Reconciliation of EBITDA to Net Loss.#

___________ # Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN Holdings, Inc. (Registrant)

Date: March 29, 2005	By: /s/ John Jenkins John Jenkins Chief Executive Officer

Date: March 29, 2005	By: /s/ Robert C. Ogden Robert C. Ogden Chief Financial Officer, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:              March 29, 2005                                                                        /s/ John Jenkins
                                                                                                                       John Jenkins, Chairman

Date:              March 29, 2005                                                                        /s/ Rodger R. Krouse
                                                                                                                       Rodger R. Krouse, Director

Date:              March 29, 2005                                                                          /s/   Marc J. Leder
                                                                                                                       Marc J. Leder, Director

Date:              March 29, 2005                                                                             /s/   Clarence E. Terry
                                                                                                                       Clarence E. Terry, Director

Date:              March 29, 2005                                                                             /s/ M. Steven Liff
                                                                                                                       M. Steven Liff, Director

Date:              March 29, 2005
                                                                                                                       Stephen G. Marble, Director

Date:              March 29, 2005                                                                             /s/  Gary F. Holloway
                                                                                                                       Gary F. Holloway, Director

Date:              March 29, 2005                                                                             /s/  C. Daryl Hollis
                                                                                                                       C. Daryl Hollis, Director

Date:              March 29, 2005                                                                             /s/  George R. Rea
                                                                                                                       George R. Rea, Director