Form 10-Q
period 2005-03-31
SAN HOLDINGS INC
filed 2005-05-12
CIK 799097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File Number 0-16423

SAN Holdings, Inc.
(Exact name of registrant as specified in its charter)

Colorado	84-0907969
(State of incorporation)	(I.R.S. Employer ID Number)

9800 Pyramid Ct., Suite 130, Englewood, CO 80112-2694
(Address of principal executive offices)

(303) 660-3933
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐            No ☒

As of May 6, 2005, 95,811,278 shares of the registrant’s common stock, no par value per share, were outstanding.

SAN Holdings, Inc.

TABLE OF CONTENTS

Part I: FINANCIAL INFORMATION

Part II: OTHER INFORMATION

	Item 6.	Exhibits	17

Signatures			18

Part I. Financial Information

Item 1. Financial Statements

SAN Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except for share data)

	March 31,	December 31,
	2005	2004
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$1,751	$486
Accounts receivable, net of allowance for doubtful accounts of $114 and $140, respectively	14,572	13,097
Inventories, net of valuation allowance of $154 and $137, respectively	949	467
Deferred maintenance contracts	2,697	2,914
Prepaid expenses and other current assets	758	512
Total current assets	20,727	17,476

Property and equipment, net	903	1,005
Capitalized software, net	819	659
Goodwill	32,008	32,008
Intangible assets, net	2,051	2,205
Other assets	387	384
Total long-term assets	36,168	36,261

TOTAL ASSETS	$56,895	$53,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

Lines of credit:
Wells Fargo Business Credit, Inc.	$9,828	$6,759
Harris Trust and Savings Bank	9,508	7,700
Accounts payable	11,410	12,453
Accrued expenses	2,368	2,651
Deferred revenue	4,013	3,942
Total current liabilities	37,127	33,505

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock; Series A; no par value; 8,000 shares authorized; -0- shares issued and outstanding	--	--
Preferred stock; Series B; no par value; 2,000 shares authorized; -0- shares issued and outstanding	--	--
Common stock; no par value, 200,000,000 shares authorized; 95,811,278 shares issued and outstanding	32,577	32,577
Warrants	6,740	5,691
Accumulated deficit	(19,549)	(18,036)
Total stockholders’ equity	19,768	20,232

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,895	$53,737

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)
	Three Months Ended March 31,
	2005	2004

Revenue
Product sales and vendor supplied services	$12,235	$13,957
Consulting and engineering services	1,257	1,005
Maintenance services and maintenance contract fees	2,024	1,877
Total revenue	15,516	16,839

Cost of revenue
Product sales and vendor supplied services	9,593	10,984
Consulting and engineering services	746	566
Maintenance services and maintenance contract fees	1,399	1,325
Total cost of revenue	11,738	12,875

Gross profit	3,778	3,964

Operating expenses
Selling, general and administrative	3,535	3,840
Depreciation and amortization	355	311
Total operating expenses	3,890	4,151

Loss from operations	(112)	(187)

Other income (expense)
Interest expense	(347)	(289)
Charge for warrant issued to related party for debt guaranty	(1,049)	--
Other income (expense)	(5)	(8)

Net loss	$(1,513)	$(484)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	103,835,445	58,407,625

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(1,513)	$(484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355	311
Charge for warrant issued to related party for debt guaranty	1,049	--
Changes in operating assets and liabilities:
Accounts receivable	(1,475)	(2,281)
Inventories	(462)	764
Deferred maintenance contracts	218	82
Prepaid expenses and other current assets	(246)	(52)
Other assets	(4)	8
Accounts payable	(1,043)	(4,870)
Accrued expenses	(284)	936
Deferred revenue	71	(58)
Net cash used in operating activities	(3,334)	(5,644)

Cash flows from investing activities:
Purchase of property and equipment, net	(71)	(100)
Capitalized software costs	(207)	(18)
Net cash used in investing activities	(278)	(118)

Cash flows from financing activities:
Net borrowings (payments) on line of credit - Harris Trust and Savings Bank	1,808	2,800
Net borrowings (payments) on line of credit - Wells Fargo Business Credit	3,069	534
Net cash provided by financing activities	4,877	3,334

Net increase (decrease) in cash and cash equivalents	1,265	(2,428)

Cash and cash equivalents at beginning of period	486	3,792

Cash and cash equivalents at end of period	$1,751	$1,364

Supplemental disclosure of other cash flow information:
Interest paid	$290	$257

Supplemental disclosure of non-cash investing and financing activities:
Transfer of inventory to property and equipment	$20	$--

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of SAN Holdings, Inc. (“SANZ,” the “Company” or “we”) and its wholly-owned subsidiary, SANZ Inc., and its wholly-owned subsidiary, Solunet Storage, Inc. (“Solunet Storage”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with US GAAP. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report on Form 10-K”).

Reclassifications

Certain reclassifications have been made to the prior year’s balances to conform with current year presentations.

NOTE 2 - FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception, including a net loss of $6,285,000 for the year ended December 31, 2004, and a net loss of $1,513,000 for the three months ended March 31, 2005. In addition, as of March 31, 2005, we have negative working capital (current liabilities in excess of current assets) of $16,400,000. Accordingly, as of March 31, 2005, the recoverability of a major portion of the recorded asset amounts, including “Goodwill,” is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

At March 31, 2005, the Company had $1.4 million of undrawn availability on its principal borrowing facility with Wells Fargo Business Credit, Inc. (“Wells Fargo”) and $500,000 of undrawn availability on its secondary debt facility with Harris Trust and Savings Bank (“Harris Trust”). These two debt facilities, combined with open credit lines with suppliers, are anticipated to provide continued liquidity for the foreseeable future, or next 12 months. However, our ability to borrow under the Wells Fargo facility is subject to maintaining our accounts receivable balance at current levels, as well as complying with the financial covenants we have made to the lender. If we are unable to comply with our financial covenants to the lender, the facility could cease to be available to us. As of March 31, 2005, the Company was in compliance with all of the financial covenants under the Wells Fargo credit agreement, which was amended in March 2005. See further discussion of the Wells Fargo credit facility in Note 5.

As of March 31, 2005, the Company had a $10.0 million debt facility with Harris Trust which is unsecured but guaranteed by Sun Capital Partners II, LP (“Sun Capital II”), an affiliate of the Company’s majority shareholder, Sun Solunet LLC (“Sun Solunet”). While this facility is in the form of a demand note, it expires in February 2006, unless called earlier by the lender. As part of its guaranty, Sun Capital II has agreed that, upon the written request of SANZ, it will provide SANZ with sufficient funds to repay the debt outstanding under the credit facility in the event that Harris Trust requires repayment of such debt or, at Sun Capital II’s election, pay the outstanding debt directly to Harris Trust; provided that in no event will Sun Capital II’s obligation exceed the amount of Sun Capital II’s guaranty. This guaranty and all obligations expire on December 31, 2005. See further discussion of the Harris Trust facility in Note 5.

NOTE 3 - STOCK-BASED COMPENSATION

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, no compensation expense has been recognized in connection with the grant of stock options to employees and directors during the periods presented, as all options granted had an exercise price equal to the market value of the underlying stock at the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended March 31,
	2005	2004

Net loss, as reported	$(1,513)	$(484)

Deduct, Total stock-based compensation expense determined under fair-value based method, net of related tax effects	(125)	(231)

Pro forma net loss	$(1,638)	$(715)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.01)
Pro forma	$(0.02)	$(0.01)

NOTE 4 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. In addition to common shares outstanding, and in accordance with Statement of Financial Standards No. 128, “Earnings per Share” (“SFAS 128”), any shares issuable for little or no cash consideration are considered outstanding shares and included in the calculation of weighted average number of common shares. Accordingly, for the three months ended March 31, 2005, the weighted average number of common shares outstanding included 10,801,763 shares issuable under outstanding debt guaranty warrants that were immediately exercisable at $0.001 per share, and held by our majority shareholder, Sun Solunet. See Notes 5 and 6 below for additional information regarding the debt guaranty warrants issued.

Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Warrants and options outstanding to purchase an aggregate of 33,451,768 and 35,120,080 shares of common stock as of March 31, 2005 and 2004, respectively, have been excluded from the diluted share calculations for the three-month periods ending March 31, 2005 and 2004, respectively, as they were antidilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.

As partial consideration for a debt guaranty provided by Sun Capital II, an affiliate of our majority shareholder and as discussed in further detail in Note 6 below, the Company expects to issue a stock purchase warrant for approximately 2.2 million shares of SANZ’ common stock to its majority shareholder, Sun Solunet, on May 16, 2005. This warrant will be immediately exercisable on a one for one basis into shares of common stock at an exercise price of $0.001, and will result in dilution to our other common shareholders of approximately 2.0%.

NOTE 5 - DEBT

Wells Fargo Line of Credit

In March 2005, the Company amended its $12.0 million credit facility with Wells Fargo. As part of the amendment, Wells Fargo waived the Company’s non-compliance on certain financial covenants as of December 31, 2004. In addition, Wells Fargo reset the following financial covenant requirements effective January 1, 2005: (1) minimum net income on a year to date basis, calculated quarterly; (2) minimum net worth plus “subordinated debt” (measured in the aggregate, with amounts loaned to SANZ Inc. and its wholly-owned subsidiary, Solunet Storage, (the Company’s borrowers) from SANZ being defined as subordinated debt), calculated on a monthly basis; (3) minimum availability, calculated monthly; (4) capital expenditure limit, calculated on an annual basis; and (5) a minimum cash infusion from SANZ or an outside source if SANZ Inc. and its subsidiary, Solunet Storage, generate a net loss in a given quarter and has generated a net loss on a year to date basis at that time, in an amount equal to the lesser of the quarterly net loss or the year to date net loss.

Additionally, the amended credit agreement with Wells Fargo includes as an additional borrower, Solunet Storage, which in March 2005 became a wholly-owned subsidiary of SANZ Inc., itself a wholly-owned subsidiary of SANZ. As part of the co-borrowing arrangement with SANZ Inc. and Solunet Storage, each of the borrowers has a separate borrowing base; however, total borrowings under the facility may not exceed $12,000,000. Additionally, each entity is required to guaranty each other’s debt under the borrowing facility. Cash transfers from SANZ Inc. to Solunet Storage are limited to the funding of Solunet Storage’s operating expenses, subject to an annual limit, and to a minimum availability on the date of any such transfer. Solunet Storage may not borrow under the credit facility with Wells Fargo until certain conditions precedent have been satisfied.

Also as part of the amended agreement and effective January 1, 2005, Wells Fargo increased the interest rate on our borrowings to prime plus 5.0% (10.75% at March 31, 2005), an increase of three points. This rate is subject to potential decreases, as permitted by Wells Fargo, based on SANZ Inc. and its subsidiary, Solunet Storage, achieving certain net income levels during 2005. As of March 31, 2005, the Company was in compliance with all financial covenants, and in accordance with the amended credit agreement and based on SANZ Inc. and Solunet Storage achieving a minimum net loss threshold for the three months ended March 31, 2005, the interest rate on the Company’s borrowings was decreased one point from prime plus 5.0% to prime plus 4.0%, effective May 1, 2005.

Harris Trust Credit Facility

On February 16, 2005, we entered into a revised credit agreement with Harris Trust, which increased our availability by $2.0 million, for a total of $10.0 million, and consolidated two credit lines (one maintained by Solunet Storage and one maintained by SANZ) into one facility with SANZ as the sole borrower and guaranteed by Sun Capital II, an affiliate of our majority shareholder, Sun Solunet. This facility is unsecured, is not limited by availability under a borrowing base, does not require the maintenance of specified financial covenants, and as of March 31, 2005, bore interest at a rate of prime plus 1.0% or 6.75%. While the Harris Trust facility is a demand note, under the revised agreement it has been extended to February 2006, unless called earlier by the lender. Sun Capital II has guaranteed the Harris Trust credit facility and has agreed that, upon the written request of SANZ, it will provide SANZ with sufficient funds to repay the debt outstanding under the credit facility in the event that Harris Trust requires repayment of such debt or, at Sun Capital II’s election, pay the outstanding debt directly to Harris Trust; provided that in no event will Sun Capital II’s obligation exceed the amount of Sun Capital II’s guaranty. This guaranty and all obligations expire on December 31, 2005.

In exchange for the guaranty by Sun Capital on the increased Harris Trust line of credit, on March 23, 2005, the Company issued a warrant to purchase 3,086,218 shares of our common stock with an exercise price of $0.001 per share to our majority shareholder, Sun Solunet, which resulted in dilution of the other shareholders of the Company. See further discussion in Note 6. Based on the number of shares issued pursuant to the warrant, the Company recorded in the first quarter of 2005 a charge of $1.1 million calculated as the number of shares issued under the warrant multiplied by the closing market price of SANZ’ common stock on the issuance date. This warrant is immediately exercisable. The Company expects to be required to issue an additional stock purchase warrant to Sun Solunet on May 16, 2005 in connection with the guaranty as described in Note 6.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

As discussed in Notes 2 and 5 above, the Harris Trust debt facility term extends until February 2006. Pursuant to a credit support agreement provided by Sun Capital II, until the Company reduces the guaranteed debt to $3.0 million or less, it is required to issue stock purchase warrants at an exercise price of $0.001 to Sun Solunet beginning on November 16, 2004 and continuing at six-month intervals in the future (each May and November). The number of warrants to be issued is dependent on the amount by which the remaining guaranteed debt exceeds $3.0 million, according to formulas applicable to each such date, as disclosed in our 2004 Annual Report on Form 10-K. The issuance of these warrants will result in dilution of the other shareholders of the Company.

On March 23, 2005, the Company issued to Sun Solunet an additional stock purchase warrant for the purchase of 3,086,218 shares of common stock as consideration for an additional $2.0 million debt guaranty provided in February 2005 by Sun Capital II on the Company’s Harris Trust credit facility. The number of shares underlying the warrant was calculated using the formula applicable to the November 16, 2004 measurement (as if the $2.0 million debt guaranty was in place as of November 16, 2004).

Pursuant to the credit support agreement discussed above and based on the anticipated guaranteed amount of debt as of May 16, 2005, the Company expects to issue a stock purchase warrant for approximately 2.2 million shares of SANZ’ common stock to Sun Solunet in May 2005. The issuance of this warrant will result in dilution to our other common shareholders of approximately 2.0%.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised) (“SFAS 123R”), “Share-Based Payment,” which provides guidance on share-based payment transactions and requires fair value accounting for all share-based compensation. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Under SFAS 123R, the Company was required to adopt SFAS 123R at the beginning of its third quarter of 2005. In April 2005, the SEC postponed the required adoption of SFAS 123R until the beginning of fiscal years starting after June 15, 2005, which for SANZ will be effective beginning January 1, 2006.

We are currently evaluating the impact of SFAS 123R on our financial position and results of operations as well as alternative transition methods under SFAS 123R. In addition, we have not determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123. See Note 3 related to the pro forma effects on our net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In many but not all cases you can identify forward-looking statements by words such as  “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negative of these terms or other similar expressions.  These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future, and are based on information available to us at this time. We assume no obligation to update any of these statements and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Actual events and results could differ materially from our expectations as a result of many factors, including those identified in this Report. We urge you to review and consider those factors, and those identified from time to time in our reports and filings with the SEC, for information about risks and uncertainties that may affect our future results. All forward-looking statements we make after the date of this filing are also qualified by this cautionary statement and identified risks. Additional factors are discussed in the Company’s 2004 Annual Report on Form 10-K and its other reports filed with the SEC, to which reference should be made.

Overview

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

In the course of our business, we provide the following products and services:

•	Data storage solutions that we design and deliver as a customized project to meet a client’s specific needs, including both data storage networks and data backup/recovery systems;

•	Storage-related engineering and consulting services;

•	Maintenance services on storage hardware and software; and

•
A proprietary data management software product known as “EarthWhere™,” which facilitates imagery data access and provisioning for geospatial digital imagery users (principally satellite and aerial imagery and map data), together with associated support and consulting services.

We refer to these first three products and services as our “storage solutions” business and the fourth item as our “geospatial” or “EarthWhere” business.

First Quarter 2005 Financial Overview

In evaluating our current financial operating performance, we believe, based on feedback from investors, analysts and other users of the Company’s financial information, that earnings before interest, taxes, depreciation, amortization and other income and expense (“EBITDA”) is an appropriate and important financial measure. For the quarter ended March 31, 2005, we generated EBITDA of $243,000 versus $124,000 for the comparable 2004 period. Since EBITDA is a non-GAAP measure, a reconciliation of EBITDA to our reported net losses for the March 2005 and 2004 quarters is provided below.

Reconciliation of Net loss to EBITDA
	Three Months Ended
(In thousands)	March 31, 2005	March 31, 2004

Net loss	$(1,513)	$(484)

Interest expense and related charges
Interest expense	347	289
Charge for warrant issued to related party for debt guaranty	1,049	--
Depreciation and amortization	355	311
Other non-operating (income) expense	5	8

EBITDA	$243	$124

For the quarter ended March 31, 2005, our loss from operations was $112,000 as compared to $187,000 for the quarter ended March 31, 2004. This represents a 40% decrease quarter over quarter. Importantly, the March 2005 quarter operating loss included a net expense of approximately $244,000 from our EarthWhere™ software business. This represents our increased spending on business development, sales, marketing and technical development in support of our growth objectives for this part of our business. In comparison, the net contribution profit from our storage solutions business (net contribution profit being defined as gross profit from storage solutions revenue less storage solutions direct operating expenses) was approximately $1.2 million for the March 2005 quarter

For the March 2005 quarter, revenue from our storage solutions consulting and engineering services (“professional services”) grew substantially at 25% over the March 2004 quarter. The majority of this increase was in the Federal government sector, where we continue to see most of our new significant professional services opportunities. Additionally, our storage solutions maintenance services revenue also increased quarter over quarter. Growing both professional and maintenance services we believe are critical elements in our drive to improve overall gross margin performance in our solutions business. Recently, we have added another OEM supplier, Sun Microsystems, to our list of OEMs for whose products we provide “first call” maintenance services.

For the March 2005 quarter, revenue from our EarthWhere products and services business was $283,000. Software license sales and related services revenue totaled $232,000 in the first quarter of 2005, compared to $83,000 in the first quarter of 2004, a nearly threefold increase. We continued to expand our business development activity and made significant progress in several new accounts at large Federal agencies, most of which we expect will provide revenue in 2005. Our product and service offering continues to be well received and we expect to invest further to take advantage of the market opportunities.

Results of Operations

Selected Consolidated Statements of Operations Data

The following table presents Consolidated Statements of Operations data for the quarters ended March 31, 2005 and March 31, 2004, showing the percentage of revenue for each line item. The table also presents the dollar and percentage change of each of the items.

(In thousands)	For the three months ended March 31,				$ Change	% Change
	2005	% of rev	2004	% of rev	2004 - 2005	2004 - 2005
Revenue
Product sales and vendor supplied services	$12,235	78.9%	$13,957	82.9%	$(1,722)	(12.3)%
Consulting and engineering services	1,257	8.1	1,005	6.0	252	25.1
Maintenance services and contract fees	2,024	13.0	1,877	11.1	147	7.8
Total Revenue	15,516	100.0	16,839	100.0	(1,323)	(7.9)

Gross Profit (% of respective revenue)
Product sales and vendor supplied services	2,642	21.6	2,973	21.3	(331)	(11.1)
Consulting and engineering services	511	40.7	439	43.7	72	16.4
Maintenance services and contract fees	625	30.9	552	29.4	73	13.2
Total Gross Profit	3,778	24.3	3,964	23.5	(186)	(4.7)

Operating expenses
Selling, general and administrative	3,535	22.8	3,840	22.8	305	7.9
Depreciation and amortization	355	2.3	311	1.8	(44)	(14.1)
Total operating expenses	3,890	25.1	4,151	24.7	261	6.3

Loss from operations	(112)	(0.7)	(187)	(1.1)	75	(40.1)

Other income (expense)
Interest expense	(347)	(2.2)	(289)	(1.7)	58	(20.1)
Charge for warrant issued to related party for debt guaranty	(1,049)	(6.8)	--	0.0	1,049	100.0
Other income (expense)	(5)	(0.0)	(8)	(0.0)	(3)	37.5

Net loss	$(1,513)	(9.8)%	$(484)	(2.9)%	$(1,029)	212.6%

Results of Operations for the Three Months Ended March 31, 2005
Compared to the Three Months Ended March 31, 2004

Revenue. Our sales of products (hardware and software) and vendor supplied services decreased from the first quarter of 2004 to the first quarter of 2005. This decrease is primarily due to the deferral of a customer hardware/software order of approximately $800,000, which was under a customer evaluation process as of March 31, 2005. This order was accepted by the customer in April 2005, and recognized as revenue at that time.

Revenue from professional services increased by over 25% from the first quarter of 2004 to the first quarter of 2005, and as a percentage of total revenue, increased approximately 35%. These increases are primarily a result of growth in our consulting and engineering services in our Federal government sector.

Revenue from maintenance services and maintenance contract fees (“first call” maintenance services and the resale of vendor maintenance contracts) also increased from the first quarter of 2004 to the first quarter of 2005, and as a percentage of total revenue, increased approximately 17%. These increases reflect our continued growth in both the first call maintenance services and maintenance service renewals sectors.

Gross Profit and Margin. Gross profit for the quarter ended March 31, 2005 was down compared to the same period of the prior year. Of the $186,000 decrease in gross profit, $310,000 (unfavorable) was due to decreased revenue, partially offset by $124,000 (favorable) attributable to a higher gross margin percentage (“gross margin”) in the first quarter of 2005 as compared to the first quarter of 2004. As we are a project business, gross margins fluctuate from project to project, and, as a result, depending on mix, may fluctuate from quarter to quarter.

Gross margin increased from 23.5% in the March 2004 quarter to 24.3% in the March 2005 quarter. Gross margins on product sales and vendor supplied services were higher in 2005, primarily from a favorable product mix. Additionally, gross margins on product sales and vendor supplied services in the March 2004 quarter included the favorable impact of some significant vendor rebate credits. Before inclusion of these vendor credits, total Company gross margin for the March 2004 quarter was approximately 22.0%. Gross margin on consulting and engineering services was lower in 2005, primarily due to the utilization of outside contractors on a significant Federal government project. The maintenance revenue gross margins increased in the first quarter of 2005 in part due to higher sales of vendor maintenance contracts, which are reported on a net revenue basis.

Operating Expenses. Operating expenses comprise selling, marketing, engineering, and general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. For the three months ended March 31, 2005, SG&A expenses decreased nearly 8% as compared to the same period of the prior year. This decrease is the direct result of cost reduction efforts in SG&A expense (employee reductions and three office closures) implemented in the second half of 2004. This decrease was achieved even as we significantly increased our investment in expanding our geospatial software business. At March 31, 2005 we had 108 total employees, of which 16 were employed in our geospatial business, as compared to 120 total employees at March 31, 2004, of which 8 were dedicated to our geospatial business.

Depreciation and amortization expense for the first quarter of 2005 increased, due to a higher asset base of property and equipment and capitalized software costs in 2005 as compared to 2004.

Interest Expense. Interest expense for the first quarter of 2005 increased approximately 20% compared to the first quarter of 2004. The increase is primarily due to higher interest rates, which increased on average by nearly 2% in the first quarter of 2005 compared to the first quarter of 2004. Average debt outstanding for the first quarter of 2005 was $16.5 million as compared to $17.2 million for the first quarter of 2004.

Charge for Warrant issued to Related Party for Debt Guaranty. In March 2005 and in consideration for our Harris debt guaranty provided by Sun Capital II, an affiliate of our majority shareholder, Sun Solunet, we were obligated to issue to Sun Solunet a stock purchase warrant for a total of 3,086,218 shares of our common stock with an exercise price of $0.001 per share. Based on the number of shares issued pursuant to the warrant, we recorded a charge of approximately $1.1 million, calculated as the number of shares issued multiplied by the closing market price of SANZ’ common stock as of March 23, 2005, the date of issuance of the warrant. See further discussion regarding the debt guaranty warrant issued in the discussion of “—Liquidity and Capital Resources” below.

Liquidity and Capital Resources

Liquidity

Our consolidated financial statements as presented in Part I—Item 1 of this Report have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception, including a net loss of $6.3 million for the year ended December 31, 2004, and a net loss of $1.5 million for the three months ended March 31, 2005. In addition, as of March 31, 2005, we have negative working capital (current liabilities in excess of current assets) of $16.4 million. Accordingly, as of March 31, 2005, the recoverability of a major portion of the recorded asset amounts, including “Goodwill,” is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

As of March 31, 2005, we had $1.8 million in cash and $1.9 million of undrawn availability on our credit facilities with Wells Fargo and Harris Trust, resulting in total cash and availability of $3.7 million. While availability on our Harris Trust credit facility is not subject to asset levels, borrowing under our line of credit with Wells Fargo is dependent at any time on our having adequate eligible accounts receivable to support borrowings. For the three months ended March 31, 2005, we generated positive earnings before interest, taxes, depreciation and amortization, and other non-operating income or expense, or EBITDA, however, we recorded a net loss for this same period of $1.5 million, of which $1.1 million related to a non-cash charge related to a stock warrant issuance. We must achieve either greater gross profits, or a continued reduction of operating expenses, or a combination of both, if we are to achieve true and sustained profitability.

While the continued efforts to minimize expense, coupled with stabilization or modest increase in gross profit levels, are currently projected to enable the Company to reach positive cash flow in 2005, there can be no assurance that we will succeed in doing so. By generating positive operating cash flow in 2005, and assuming continuation of current business trends and supplier relations, we believe that our existing credit facilities are adequate in providing sufficient liquidity to fund our operations for 2005. However, given the additional uncertainty regarding the turnaround in the information technology market sector, there is a possibility that we will need either to undertake further cost-cutting measures (which could entail curtailing certain operations), or to raise additional debt or equity capital, or both. If we do seek to raise debt or equity capital, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid further cost-cutting. If equity capital is raised, the issuance of those shares would also be dilutive to the ownership interests of all other stockholders.

Wells Fargo Line of Credit

In March 2005, we amended our $12.0 million credit facility with Wells Fargo. As part of the amendment, Wells Fargo waived our non-compliance on certain financial covenants as of December 31, 2004. In addition, Wells Fargo reset the following financial covenant requirements effective January 1, 2005: (1) minimum net income on a year to date basis, calculated quarterly (see covenants below); (2) minimum net worth plus “subordinated debt” (measured in the aggregate, with amounts loaned to SANZ Inc. and its wholly-owned subsidiary, Solunet Storage, (the Company’s borrowers) from SANZ being defined as subordinated debt), calculated on a monthly basis (see covenants below); (3) minimum average availability of $500,000, calculated monthly; (4) capital expenditure limit of $1,500,000, calculated on an annual basis; and (5) a minimum cash infusion from SANZ or an outside source if SANZ Inc. and its subsidiary, Solunet Storage, generate a net loss in a given quarter and has generated a net loss on a year to date basis at that time, in an amount equal to the lesser of the quarterly net loss or the year to date net loss.

Period	Minimum Net Income (Operating subsidiaries only)
Three months ending March 31, 2005	$(300,000)
Six months ending June 30, 2005	(250,000)
Nine months ending September 30, 2005	0
Twelve months ending December 31, 2005	300,000

Period	Minimum Book Net Worth plus Subordinated Debt (Operating subsidiaries only)

March 31, 2005	$26,231,447
April 30, 2005	25,845,023
May 31, 2005	25,370,393
June 30, 2005	26,281,447
July 31, 2005	26,041,364
August 31, 2005	25,645,398
September 30, 2005	26,531,447
October 31, 2005	26,277,279
November 30, 2005	25,910,771
December 31, 2005 and each month thereafter	26,831,447

Additionally, the amended credit agreement with Wells Fargo includes as an additional borrower, Solunet Storage, which in March 2005 became a wholly-owned subsidiary of SANZ Inc., itself a wholly-owned subsidiary of SANZ. As part of the co-borrowing arrangement with SANZ Inc. and Solunet Storage, each of the borrowers has a separate borrowing base; however, total borrowings under the facility may not exceed $12,000,000. Additionally, each entity is required to guaranty each other’s debt under the borrowing facility. Cash transfers from SANZ Inc. to Solunet Storage are limited to the funding of Solunet Storage’s operating expenses, subject to an annual limit, and to a minimum availability on the date of any such transfer. Solunet Storage may not borrow under the credit facility with Wells Fargo until certain conditions precedent have been satisfied.

Also as part of the amended agreement and effective January 1, 2005, Wells Fargo increased the interest rate on our borrowings to prime plus 5.0% (10.75% at March 31, 2005), an increase of three points. This rate is subject to potential decreases, as permitted by Wells Fargo, based on SANZ Inc. and Solunet Storage achieving certain net income levels during 2005. As of March 31, 2005, we were in compliance with all financial covenants, and in accordance with the amended credit agreement and based on SANZ Inc. and Solunet Storage achieving a minimum net loss threshold for the three months ended March 31, 2005, the interest rate on our borrowings was decreased one point from prime plus 5.0% to prime plus 4.0%, effective May 1, 2005.

Harris Trust Credit Facility

On February 16, 2005, we entered into a revised credit agreement with Harris Trust, which increased our availability by $2.0 million, for a total of $10.0 million, and consolidated two credit lines (one maintained by Solunet Storage and one maintained by SANZ) into one facility with SANZ as the sole borrower and guaranteed by Sun Capital II, an affiliate of our majority shareholder, Sun Solunet. This facility is unsecured, is not limited by availability under a borrowing base, does not require the maintenance of specified financial covenants, and as of March 31, 2005, bore interest at a rate of prime plus 1.0% or 6.75%. While the Harris Trust facility is a demand note, under the revised agreement it has been extended to February 2006, unless called earlier by the lender. We have no reason to believe that Harris Trust will not renew the credit facilities at that date. Sun Capital II has guaranteed the Harris Trust credit facility and has agreed that, upon the written request of SANZ, it will provide SANZ with sufficient funds to repay the debt outstanding under the credit facility in the event that Harris Trust requires repayment of such debt or, at Sun Capital II’s election, pay the outstanding debt directly to Harris Trust; provided that in no event will Sun Capital II’s obligation exceed the amount of Sun Capital II’s guaranty. This guaranty and all obligations expire on December 31, 2005.

In exchange for the guaranty by Sun Capital on the increased Harris Trust line of credit, on March 23, 2005, we issued a warrant to purchase 3,086,218 shares of our common stock with an exercise price of $0.001 per share to our majority shareholder, Sun Solunet, which resulted in dilution of the other shareholders of the Company. Based on the number of shares issued pursuant to the warrant, we recorded in the first quarter of 2005 a charge of $1.1 million calculated as the number of shares issued under the warrant multiplied by the closing market price of SANZ’ common stock on the issuance date. We expect to be required to issue an additional stock purchase warrant to Sun Solunet on May 16, 2005 in connection with the guaranty as described in Note 6 of Part I—Item 1 of this Report.

Cash and Cash Flows

Our cash and cash equivalents increased from $0.5 million at December 31, 2004 to $1.8 million at March 31, 2005. For the three months ended March 31, 2005, we used $3.3 million of cash in operating activities, compared to $5.6 million used in the same period of 2004. Significant uses of cash from operations for the first quarter of 2005 were: (1) the net loss incurred for the period of $1.5 million, less a $1.1 million non-cash charge related to a warrant issued to a related party; (2) an increase in our accounts receivable of $1.5 million, due in part to higher customer billings at the end of the March 2005 quarter, compared to the end of the December 2004 quarter, and partially due to the granting of extended terms to certain customers; (3) a decrease in our accounts payable of $1.0 million, due to the timing of payments to suppliers at the end of the March 2005 quarter; and (4) an increase in inventory of $0.5 million, primarily attributable to a hardware evaluation unit on site with a customer at March 31, 2005, which was accepted for purchase by the customer in April 2005.

Cash used in investing activities for the first three months of 2005 was comprised of purchases of equipment of $71,000 and capitalized software costs of $207,000. Cash provided by financing activities for the first three months of 2005 consisted of net borrowings of $3.1 million on our Wells Fargo line of credit, and additional borrowings of $1.8 million on our Harris Trust credit facility. These borrowings were necessitated by the $3.3 million of cash used in operations for the first quarter of 2005.

Capital Resources

We anticipate our capital expenditures for property and equipment for the remainder of 2005 to be in the range of $50,000 to $75,000 per quarter ($200,000 to $300,000 annually), consistent with the first quarter’s expenditures of $71,000. In addition, we will continue to capitalize the development of our EarthWhere™ software products, which we anticipate will be approximately $250,000 per quarter for the remainder of 2005, as compared to $207,000 in the first quarter. We expect to fund these capital expenditures from cash, either from operations or line of credit borrowings.

Contractual Obligations

In February 2005, we entered into a lease for additional space for our Vienna, VA office, effective April 1, 2005 through March 31, 2008, for a monthly rent amount of approximately $4,000. At the same time, we extended the lease on our existing office space in Vienna for an additional 17 months, from November 1, 2006 through March 31, 2008, at approximately $6,000 per month. The total additional commitment through March 2008 for this office space is approximately $240,000 in the aggregate, in addition to what was previously reported in this section of our 2004 Annual Report on Form 10-K.

In March 2005, we entered into a lease for additional space for our Stafford, TX office, effective May 2005. At the same time, we extended the existing lease through May 2008, resulting in a revised monthly rent amount for the existing and additional space of $5,000. The total lease commitment through May 2008 under the new lease is approximately $180,000.

In April 2005, we executed a renewal for the lease of our headquarters in Englewood, CO, effective September 2005 through September 2008, for a monthly rent amount of approximately $14,000 and a total lease commitment over 36 months of approximately $500,000.

We expect to fund our contractual obligations from a combination of cash from operations and line of credit borrowings. There were no other material changes in our contractual obligations, excluding bank debt obligations, during the first quarter of 2005.

Critical Accounting Policies

We have not adopted any material changes to our critical accounting policies from those discussed under this heading in our 2004 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which provides guidance on share-based payment transactions and requires fair value accounting for all share-based compensation. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Under SFAS 123R, the Company was required to adopt SFAS 123R at the beginning of its third quarter of 2005. In April 2005, the SEC postponed the required adoption of SFAS 123R until the beginning of fiscal years starting after June 15, 2005, which for SANZ will be effective beginning January 1, 2006.

We are currently evaluating the impact of SFAS 123R on our financial position and results of operations as well as alternative transition methods under SFAS 123R. In addition, we have not determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123. See Note 3 related to the pro forma effects on our net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on our outstanding bank debt. At March 31, 2005, we had $19.3 million in variable, prime rate based bank debt. At March 31, 2005, our Harris Trust debt of $9.5 million bore interest at the rate of prime + 1.0% (or 6.75%) and our Wells Fargo line of credit of $9.8 million bore interest at the rate of prime + 5.0% (or 10.75%). At March 31, 2005, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $193,000 on an annualized basis, assuming estimated borrowing amounts of $9.5 million for Harris Trust and $9.8 million for Wells Fargo. Currently, we do not utilize interest rate swaps or other types of financial derivative instruments.

Item 4. Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. We have not made any changes in our disclosure controls and procedures or in other factors that could have materially affected or are reasonably likely to materially affect those disclosure controls and procedures subsequent to the date of the evaluation described above.

Part II. Other Information

Item 6.    Exhibits

(a)	Exhibits. The following exhibits are filed with this Form 10-Q:

10.01	Third Amendment to Lease dated as of February 28, 2005 by and between J.B.G./TYCON 2, L.L.C. and SANZ Inc.
10.02	First Lease Amendment dated March 18, 2005 by and between Input/Output, Inc. and SANZ Inc.
10.03	Lease dated as of April 12, 2005 by and between Catlin Properties, Inc. and SANZ Inc.
31.01	CEO Certification pursuant to Rule 13a-14(a)/15(d)-14(a).
31.02	CFO Certification pursuant to Rule 13a-14(a)/15(d)-14(a).
32.01	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.01	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN Holdings, Inc. (Registrant)

Date: May 12, 2005	By:	/s/ John Jenkins
John Jenkins, Chief Executive Officer

Date: May 12, 2005	By:	/s/ Robert C. Ogden
Robert C. Ogden, Chief Financial Officer (Principal Financial and Accounting Officer)