Form 10-Q
period 2005-06-30
SAN HOLDINGS INC
filed 2005-08-15
CIK 799097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of August 8, 2005, 95,811,278 shares of the registrant’s common stock, no par value per share, were outstanding.

SAN Holdings, Inc.

TABLE OF CONTENTS

Part I: FINANCIAL INFORMATION

Part II: OTHER INFORMATION

Item 6.	Exhibits	19
Signatures		20

Part I. Financial Information

Item 1. Financial Statements

SAN Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except for share data)

	June 30,	December 31,
ASSETS	2005	2004

Current assets:
Cash and cash equivalents	$73	$486
Accounts receivable, net of allowance for doubtful accounts of $119 and $140, respectively	10,626	13,097
Inventories, net of valuation allowance of $85 and $137, respectively	354	467
Deferred maintenance contracts	2,671	2,914
Prepaid expenses and other current assets	1,047	512
Total current assets	14,771	17,476

Property and equipment, net	819	1,005
Capitalized software, net	1,063	659
Goodwill	32,008	32,008
Intangible assets, net	1,946	2,205
Other assets	403	384
Total long-term assets	36,239	36,261

TOTAL ASSETS	$51,010	$53,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

Lines of credit:
Wells Fargo Business Credit, Inc.	$3,588	$6,759
Harris N.A.	11,500	7,700
Accounts payable	11,069	12,453
Accrued expenses	2,092	2,651
Deferred revenue	4,033	3,942
Total current liabilities	32,282	33,505

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock; Series A; no par value; 8,000 shares authorized; -0- shares issued and outstanding	--	--
Preferred stock; Series B; no par value; 2,000 shares authorized; -0- shares issued and outstanding	--	--
Common stock; no par value, 200,000,000 shares authorized; 95,811,278 shares issued and outstanding	32,577	32,577
Warrants	7,260	5,691
Accumulated deficit	(21,109)	(18,036)
Total stockholders’ equity	18,728	20,232

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,010	$53,737

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue
Product sales and vendor supplied services	$9,549	$12,370	$21,784	$26,327
Consulting and engineering services	1,187	997	2,444	2,002
Maintenance services and maintenance contract fees	2,537	1,881	4,561	3,758
Total revenue	13,273	15,248	28,789	32,087

Cost of revenue
Product sales and vendor supplied services	7,513	10,423	17,106	21,407
Consulting and engineering services	726	568	1,472	1,134
Maintenance services and maintenance contract fees	1,827	1,259	3,226	2,584
Total cost of revenue	10,066	12,250	21,804	25,125

Gross profit	3,207	2,998	6,985	6,962

Operating expenses
Selling, general and administrative	3,518	4,020	7,053	7,860
Depreciation and amortization of intangibles	325	400	680	711
Total operating expenses	3,843	4,420	7,733	8,571

Loss from operations	(636)	(1,422)	(748)	(1,609)

Other income (expense)
Interest expense	(405)	(285)	(752)	(574)
Charge for warrants issued to related party for debt guaranty	(520)	--	(1,569)	--
Other income (expense)	1	(111)	(4)	(108)

Loss before income taxes	(1,560)	(1,818)	(3,073)	(2,291)

Income tax benefit	--	355	--	344

Net loss	$(1,560)	$(1,463)	$(3,073)	$(1,947)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average shares outstanding - basic and diluted	107,895,625	90,878,928	105,876,751	74,643,277

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended June 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(3,073)	$(1,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	680	711
Charge for warrants issued to related party for debt guaranty	1,569	--
Loss on disposals of property and equipment	--	113
Changes in operating assets and liabilities:
Accounts receivable	2,471	2,686
Inventories	132	293
Deferred maintenance contracts	243	85
Prepaid expenses and other current assets	(535)	120
Other assets	(19)	(23)
Accounts payable	(1,384)	(2,859)
Accrued expenses	(559)	(818)
Deferred revenue	91	(345)
Net cash used in operating activities	(384)	(1,984)

Cash flows from investing activities:
Purchase of property and equipment, net	(161)	(202)
Capitalized software costs	(497)	(151)
Net cash used in investing activities	(658)	(353)

Cash flows from financing activities:
Net borrowings (payments) on line of credit - Harris N.A.	3,800	2,700
Net borrowings (payments) on line of credit - Wells Fargo Business Credit	(3,171)	(3,211)
Net cash provided by (used in) financing activities	629	(511)

Net decrease in cash and cash equivalents	(413)	(2,848)

Cash and cash equivalents at beginning of period	486	3,792

Cash and cash equivalents at end of period	$73	$944

Supplemental disclosure of other cash flow information:
Interest paid	$684	$582

Supplemental disclosure of non-cash investing and financing activities:

Transfer of inventory to property and equipment	$19	$296

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

Reclassifications

Certain reclassifications have been made to the prior periods’ balances to conform to current period presentations.

NOTE 2 - FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception, including a net loss of $6,285,000 for the year ended December 31, 2004, and a net loss of $3,073,000 for the six months ended June 30, 2005. In addition, as of June 30, 2005, we have negative working capital (current liabilities in excess of current assets) of $17,511,000. Accordingly, as of June 30, 2005, the recoverability of a major portion of the recorded asset amounts, including “Goodwill,” is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

As of June 30, 2005, the Company had $3.2 million of undrawn availability on its principal borrowing facility with Wells Fargo Business Credit, Inc. (“Wells Fargo”). This debt facility, combined with the Harris N.A. (formerly known as Harris Trust and Savings Bank) (“Harris”) subordinated credit facility and open credit lines with suppliers, are anticipated to provide continued liquidity for the foreseeable future, or next 12 months. However, our ability to borrow under the Wells Fargo facility is subject to maintaining our accounts receivable balance at current levels, as well as complying with the financial covenants we have made to the lender. If we are unable to comply with our financial covenants to the lender, the facility could cease to be available to us. During the June 2005 quarter, the Company was not in compliance with a minimum availability covenant required for cash transfers from Sanz Inc. to Solunet Storage. This violation occurred on one such transfer in June 2005. The Company subsequently received a waiver from Wells Fargo. As of June 30, 2005, the Company was in compliance with all of the other financial covenants under the Wells Fargo credit agreement. See further discussion of the Wells Fargo credit facility in Note 5.

As of June 30, 2005, the Company had an $11.5 million debt facility with Harris which is unsecured but guaranteed by Sun Capital Partners II, LP (“Sun Capital II”), an affiliate of the Company’s majority shareholder, Sun Solunet LLC (“Sun Solunet”). In June 2005, this facility was increased from $10.0 million to $11.5 million. While this facility is in the form of a demand note, it expires in February 2006, unless called earlier by the lender. As part of its guaranty, Sun Capital II has agreed that, upon the written request of SANZ, it will provide SANZ with sufficient funds to repay the debt outstanding under the credit facility in the event that Harris requires repayment of such debt or, at Sun Capital II’s election, pay the outstanding debt directly to Harris; provided that in no event will Sun Capital II’s obligation exceed the amount of Sun Capital II’s guaranty. This guaranty and all obligations expire on December 31, 2005. See further discussion of the Harris credit facility in Note 5.

NOTE 3 - STOCK-BASED COMPENSATION

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, no compensation expense has been recognized in connection with the grant of stock options to employees and directors during the periods presented, as all options granted had an exercise price equal to the market value of the underlying stock at the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for per share data)	2005	2004	2005	2004

Net loss, as reported	$(1,560)	$(1,463)	$(3,073)	$(1,947)

Deduct, total stock-based compensation expense determined under fair-value based method, net of related tax effects	(60)	(3)	(185)	(234)

Pro forma net loss	$(1,620)	$(1,466)	$(3,258)	$(2,181)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.02)	$(0.03)	$(0.03)
Pro forma	$(0.02)	$(0.02)	$(0.03)	$(0.03)

NOTE 4 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. In addition to common shares outstanding, and in accordance with Statement of Financial Standards No. 128, “Earnings per Share” (“SFAS 128”), any shares issuable for little or no cash consideration are considered outstanding shares and included in the calculation of weighted average number of common shares. Accordingly, for the three and six months ended June 30, 2005, the weighted average number of common shares outstanding included 13,527,254 shares issuable under outstanding debt guaranty warrants that were immediately exercisable at $0.001 per share, and held by our majority shareholder, Sun Solunet. See Note 5 below for additional information regarding the debt guaranty warrants issued.

Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Warrants and options outstanding to purchase an aggregate of 45,707,201 and 41,700,165 shares of common stock as of June 30, 2005 and 2004, respectively, have been excluded from the diluted share calculations for the three-month and six-month periods ending June 30, 2005 and 2004, respectively, as they were antidilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.

NOTE 5 - DEBT

Wells Fargo Line of Credit

In March 2005, the Company amended its $12.0 million credit facility with Wells Fargo. As part of the amendment, Wells Fargo waived the Company’s non-compliance on certain financial covenants as of December 31, 2004. In addition, Wells Fargo reset the following financial covenant requirements effective January 1, 2005: (1) minimum net income on a year to date basis, calculated quarterly; (2) minimum net worth plus “subordinated debt” (measured in the aggregate, with amounts loaned to SANZ Inc. and its wholly-owned subsidiary, Solunet Storage, (the Company’s borrowers) from SANZ being defined as subordinated debt), calculated on a monthly basis; (3) minimum availability, calculated monthly; (4) capital expenditure limit, calculated on an annual basis; and (5) a minimum cash infusion from SANZ or an outside source if SANZ Inc. and its subsidiary, Solunet Storage, generate a net loss in a given quarter and have generated a net loss on a year to date basis at that time, in an amount equal to the lesser of the quarterly net loss or the year to date net loss.

Additionally, the amended credit agreement with Wells Fargo includes as an additional borrower, Solunet Storage, which in March 2005 became a wholly-owned subsidiary of SANZ Inc., itself a wholly-owned subsidiary of SANZ. As part of the co-borrowing arrangement with SANZ Inc. and Solunet Storage, each of the borrowers has a separate borrowing base; however, total borrowings under the facility may not exceed $12,000,000. Additionally, each entity is required to guaranty each other’s debt under the borrowing facility. Cash transfers from SANZ Inc. to Solunet Storage are limited to the funding of Solunet Storage’s operating expenses, subject to an annual limit, and to a minimum availability on the date of any such transfer. During the June 2005 quarter, the Company was not in compliance with the minimum availability covenant required for such cash transfers. This violation occurred on one cash transfer in June 2005. The Company subsequently received a waiver from Wells Fargo. As of June 30, the Company was in compliance with all of the other financial covenants under the Wells Fargo credit agreement.

Also as part of the amended agreement and effective January 1, 2005, Wells Fargo increased the interest rate on our borrowings to prime plus 5.0%, an increase of three points. This rate is subject to potential decreases, as permitted by Wells Fargo, based on SANZ Inc. and its subsidiary, Solunet Storage, achieving certain net income levels during 2005. For the March 2005 quarter, SANZ Inc. and Solunet Storage achieved a minimum net loss threshold and the borrowing rate on the facility was reduced to prime plus 4.0%, effective May 1, 2005. Our borrowing rate on this facility at June 30, 2005 was prime plus 4.0%, or 10.0%. SANZ Inc. and Solunet Storage did not achieve a minimum net loss threshold for the six months ended June 30, 2005, and as such, effective July 1, 2005, the interest rate on the Company’s borrowings increased to prime plus 5.0% from prime plus 4.0%.

Harris Credit Facility

On February 16, 2005, we entered into a revised credit agreement with Harris, which increased our availability by $2.0 million, for a total of $10.0 million, and consolidated two credit lines (one maintained by Solunet Storage and one maintained by SANZ) into one facility with SANZ as the sole borrower and guaranteed by Sun Capital II, an affiliate of our majority shareholder, Sun Solunet. On June 3, 2005, we entered into a revised credit agreement with Harris, which increased the facility from $10.0 million to $11.5 million. This facility is unsecured, is not limited by availability under a borrowing base, does not require the maintenance of specified financial covenants, and as of June 30, 2005, bore interest at a rate of prime plus 1.0%, or 7.0%. While the Harris facility is a demand note, under the revised agreement it has been extended to February 16, 2006, unless called earlier by the lender. Sun Capital II has guaranteed this credit facility and has agreed that, upon the written request of SANZ, it will provide SANZ with sufficient funds to repay the debt outstanding under the credit facility in the event that Harris requires repayment of such debt or, at Sun Capital II’s election, pay the outstanding debt directly to Harris; provided that in no event will Sun Capital II’s obligation exceed the amount of Sun Capital II’s guaranty. This guaranty and all obligations expire on December 31, 2005.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Debt Guaranty Warrants

As discussed in Notes 2 and 5 above, the Harris credit facility term extends until February 2006. Pursuant to a letter agreement dated March 31, 2003 (“Credit Support Agreement”) provided by Sun Capital II, an affiliate of the Company's majority shareholder, until the Company reduces the guaranteed debt to $3.0 million or less, it is required to issue stock purchase warrants at an exercise price of $0.001 to Sun Solunet beginning on November 16, 2004 and continuing at six-month intervals in the future (each May and November). The number of warrants to be issued is dependent on the amount by which the remaining guaranteed debt exceeds $3.0 million, according to formulas applicable to each such date, as disclosed in our 2004 Annual Report on Form 10-K. The issuance of these warrants will result in dilution of the other shareholders of the Company.

As consideration for the Sun Capital II guaranty on the $2.0 million increase in the Harris credit facility in February 2005, the Company issued on March 23, 2005 a warrant to purchase 3,086,218 shares of our common stock with an exercise price of $0.001 per share to our majority shareholder, Sun Solunet. The number of shares underlying the warrant was calculated using the formula applicable to the November 16, 2004 measurement (as if the $2.0 million debt guaranty was in place as of November 16, 2004). This warrant was immediately exercisable and resulted in approximately 3% dilution of the other shareholders of the Company. Based on the number of underlying shares issued pursuant to the warrant, the Company recorded in the March 2005 quarter a charge of $1.1 million, calculated as the number of shares issued under the warrant multiplied by the closing market price of SANZ’ common stock on the issuance date.

Pursuant to the Credit Support Agreement, on May 16, 2005, the Company became obligated to issue and issued to Sun Solunet a stock purchase warrant to purchase 2,244,522 shares of the Company’s common stock at an exercise price of $0.001 per share. This warrant was immediately exercisable upon issuance. The number of shares underlying this warrant represented approximately 2% of the Company’s outstanding common stock as of the issuance date and was calculated in accordance with the formula set forth in the Credit Support Agreeement. Pursuant to the warrant issuance, the Company recorded in May 2005 a charge of $405,000, calculated as the number of shares issued under the warrant multiplied by the closing market price of SANZ’ common stock on May 16, 2005.

On June 27, 2005 and in consideration of an additional $1.5 million guaranty by Sun Capital II on the Company’s increased Harris facility, the Company issued a warrant to purchase 480,969 shares of our common stock with an exercise price of $0.001 per share to our majority shareholder, Sun Solunet. The Company and Sun Solunet agreed that the number of shares exercisable under this warrant would be calculated pursuant to the same formula set forth in the Credit Support Agreement, based on the amount that the outstanding guaranty provided on behalf of the Company by Sun Capital II on the Harris Facility exceeded $3.0 million as of May 16, 2005 (as if the additional $1.5 million guaranty was in place as of May 16, 2005). This warrant was immediately exercisable upon issuance and the number of shares underlying this warrant represented approximately 0.5% of the Company’s outstanding common stock as of the issuance date. Pursuant to the warrant issuance, the Company recorded in June 2005 a charge of $115,000, calculated as the number of shares issued under the warrant multiplied by the closing market price of SANZ’ common stock on June 3, 2005, the effective date of the revised Harris credit facility and Sun Capital II guaranty.

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

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” ("SFAS 154"). SFAS 154 supersedes APB Opinion No. 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 must be adopted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial results.

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

Second Quarter 2005 Financial Overview

In evaluating our current financial operating performance, we believe, based on feedback from investors, analysts and other users of the Company’s financial information, that earnings before interest, taxes, depreciation and amortization (“EBITDA”) is an appropriate and important financial measure. Since EBITDA is a non-GAAP measure, reconciliations of EBITDA losses to our reported net losses for the June 2005 and 2004 quarters and the six months ended June 30, 2005 and 2004 are provided below.

Reconciliation of Net loss to EBITDA loss	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2005	2004	2005	2004

Net loss	$(1,560)	$(1,463)	$(3,073)	$(1,947)

Interest expense and related charges
Interest expense	405	285	752	574
Charge for warrants issued to related party for debt guaranty	520	--	1,569	--
Depreciation and amortization	325	400	680	711
Income tax benefit	--	(355)	--	(344)

EBITDA loss	$(310)	$(1,133)	$(72)	$(1,006)

For the quarter ended June 30, 2005, our loss from operations was $636,000 as compared to $1,422,000 for the quarter ended June 30, 2004. This represents a 55% decrease quarter over quarter and is primarily a result of the cost reductions taken in our storage solutions business during the second half of 2004, despite a revenue decrease of approximately $2.5 million for this business unit quarter over quarter. This revenue decrease was primarily attributable to a $4.5 million order that was expected in May 2005, but was delayed due to additional testing requirements by the customer. We received this order in July 2005.

Revenue from software sales and services from our EarthWhere software business unit increased from $149,000 in the June 2004 quarter and $283,000 in the March 2005 quarter to $721,000 in the June 2005 quarter, increases of 383% and 154%, respectively. Gross profit less direct operating expense and allocated corporate general and administrative expense) for EarthWhere for these same periods were $(222,000), $(244,000) and $120,000, respectively. This improvement in the June 2005 quarter was achieved even as we continued to increase spending on business development, sales, marketing and technical development in support of our growth objectives for this part of our business.

For the June 2005 quarter, revenue from our storage solutions consulting and engineering services (“professional services”) increased 8% over the June 2004 quarter. The majority of this increase was in the Federal government sector, where we continue to see most of our new significant professional services opportunities. Additionally, our storage solutions maintenance services revenue (our “first call” maintenance service agreements) grew substantially at 41% quarter over quarter. Growing both professional and maintenance services we believe are critical elements in our drive to improve overall gross margin performance in our storage solutions business. During the quarter, we added another original equipment manufacturer ("OEM") supplier, Sun Microsystems, to our list of OEMs for whose products we are authorized to provide first call maintenance services.

For the June 2005 quarter, we recognized record revenue of $721,000 from our EarthWhere products and services business. Software license sales and related services revenue totaled $624,000 for the quarter, compared to $115,000 in the June 2004 quarter, a five-fold increase. We continued to expand our business development activity and make significant progress in several accounts at large Federal agencies, most of which we expect will provide revenue in 2005. Additionally, during the June 2005 quarter, we completed a software and service sale to a state agency. We believe that state agencies represent an additional market opportunity. Our product and service offering continues to be well received and we expect to invest further resources to take advantage of the market opportunities.

Results of Operations

Selected Consolidated Statements of Operations Data

The following tables present Consolidated Statements of Operations data for the three months and six months ended June 30, 2005 and June 30, 2004 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Results of Operations for the Three Months Ended June 30, 2005
Compared to the Three Months Ended June 30, 2004

(In thousands, except for percentages)	For the three months ended June 30,				$ Change	% Change
	2005	% of rev	2004	% of rev	2004 - 2005	2004 - 2005
Revenue
Product sales and vendor supplied services	$9,549	71.9%	$12,370	81.1%	$(2,821)	(22.8)%
Consulting and engineering services	1,187	8.9	997	6.5	190	19.1
Maintenance services and contract fees	2,537	19.1	1,881	12.3	656	34.9
Total Revenue	13,273	100.0	15,248	100.0	(1,975)	(13.0)

Gross Profit (% of respective revenue)
Product sales and vendor supplied services	2,036	21.3	1,947	15.7	89	4.6
Consulting and engineering services	461	38.8	429	43.0	32	7.5
Maintenance services and contract fees	710	28.0	622	33.1	88	14.1
Total Gross Profit	3,207	24.2	2,998	19.7	209	7.0

Operating expenses
Selling, general and administrative	3,518	26.5	4,020	26.4	502	12.5
Depreciation and amortization	325	2.4	400	2.6	75	18.8
Total operating expenses	3,843	29.0	4,420	29.0	577	13.1

Loss from operations	(636)	(4.8)	(1,422)	(9.3)	786	(55.3)

Other income (expense)
Interest expense	(405)	(3.1)	(285)	(1.9)	120	(42.1)
Charge for warrants issued to related party for debt guaranty	(520)	(3.9)	--	0.0	520	100.0
Other income (expense)	1	(0.0)	244	1.6	243	99.6

Net loss	$(1,560)	(11.8)%	$(1,463)	(9.6)%	$(97)	6.6%

Revenue. Our sales of products (hardware and software) and vendor supplied services decreased from the second quarter of 2004 to the second quarter of 2005. This decrease is primarily due to the timing of a $4.5 million Federal order, which was expected in the second quarter but was not received until July, 2005, due to additional customer testing requirements.

Revenue from professional services increased by nearly 20% from the second quarter of 2004 to the second quarter of 2005, and as a percentage of total revenue, increased approximately 35%. The increase from the June 2004 quarter is primarily a result of growth in our consulting and engineering services in our Federal government storage solutions and EarthWhere businesses.

Revenue from maintenance services and maintenance contract fees (“first call” maintenance services and the resale of vendor maintenance contracts) increased by 35% from the second quarter of 2004 to the second quarter of 2005, and as a percentage of total revenue, increased approximately 55%. These increases reflect our continued growth in both the first call maintenance services and maintenance service renewals sectors.

Gross Profit and Margin. Despite lower revenue compared to the prior year, gross profit for the quarter ended June 30, 2005 was up compared to the same period of the prior year. Of the $209,000 increase in gross profit, $388,000 (unfavorable) was due to decreased revenue, offset by $597,000 (favorable) attributable to a higher gross margin percentage (“gross margin”) in the second quarter of 2005 as compared to the second quarter of 2004. As we are a project business, gross margins fluctuate from project to project, and, as a result, depending on mix, may fluctuate from quarter to quarter.

Gross margin increased from 19.7% in the June 2004 quarter to 24.2% in the June 2005 quarter. Gross margins on product sales and vendor supplied services were higher in the June 2005 quarter, primarily from a favorable product mix. Increased sales of EarthWhere™ software licenses ($391,000 in 2005 and $-0- in 2004) contributed to the improved gross margin in the June 2005 quarter. Gross margin on consulting and engineering services was lower in 2005, primarily due to the utilization of outside contractors on a significant Federal government storage solutions project. The maintenance revenue gross margins decreased in the second quarter of 2005 compared to the second quarter of 2004 in part due to a lower percentage of sales of vendor maintenance contracts, which are reported on a net revenue basis.

Operating Expenses. Operating expenses comprise selling, marketing, engineering, and general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. For the three months ended June 30, 2005, SG&A expenses decreased more than 13% as compared to the same period of the prior year. This decrease is the result of cost reduction efforts in SG&A expense that we made in our storage solutions business, which came primarily from employee reductions and three office closures. These reductions were implemented in the second half of 2004. This decrease was achieved even as we significantly increased our investment in expanding our geospatial software business. Our average headcount for the June 2005 quarter was 112, of which 19 were employed in our geospatial business, as compared to average headcount for the June 2004 quarter, which was 118, of which 8 were dedicated to our geospatial business.

Depreciation and amortization expense for the second quarter of 2005 decreased as compared to 2004, due in part to the completion of amortization of certain intangible assets acquired as part of the Solunet Storage acquisition in 2003.

Interest Expense. Interest expense for the second quarter of 2005 increased approximately 42% compared to the second quarter of 2004. The increase is due to higher average borrowings in 2005 as well as to higher interest rates, which increased on average by nearly 2 points in the second quarter of 2005 compared to the second quarter of 2004. Average debt outstanding for the second quarter of 2005 was $17.1 million as compared to $15.6 million for the second quarter of 2004.

Charge for Warrants issued to Related Party for Debt Guaranty. In May and June 2005 and in consideration for our Harris debt guaranty provided by Sun Capital II, an affiliate of our majority shareholder, Sun Solunet, we were obligated to issue and issued to Sun Solunet two stock purchase warrants for a total of 2,244,522 and 480,969 shares of our common stock, respectively, with an exercise price of $0.001 per share. These warrants were immediately exercisable upon issuance. Based on the number of shares issued pursuant to the warrants, we recorded non-cash charges aggregating approximately $520,000, calculated as the number of shares issued multiplied by the closing market price of SANZ’ common stock as of May 16, 2005 and June 3, 2005, the dates of issuance of the respective warrants. See further discussion regarding the debt guaranty warrant issued in the discussion of “—Liquidity and Capital Resources” below.

Results of Operations for the Six Months Ended June 30, 2005
Compared to the Six Months Ended June 30, 2004

(In thousands, except for percentages)	For the six months ended June 30,				$ Change	% Change
	2005	% of rev	2004	% of rev	2004 - 2005	2004 - 2005
Revenue
Product sales and vendor supplied services	$21,784	75.7%	$26,327	82.0%	$(4,543)	(17.3)%
Consulting and engineering services	2,444	8.5	2,002	6.2	442	22.1
Maintenance services and contract fees	4,561	15.8	3,758	11.7	803	21.4
Total Revenue	28,789	100.0	32,087	100.0	(3,298)	(10.3)

Gross Profit (% of respective revenue)
Product sales and vendor supplied services	4,678	21.5	4,920	18.7	(242)	(4.9)
Consulting and engineering services	972	39.8	868	43.4	104	12.0
Maintenance services and contract fees	1,335	29.3	1,174	31.2	161	13.7
Total Gross Profit	6,985	24.3	6,962	21.7	23	0.3

Operating expenses
Selling, general and administrative	7,053	24.5	7,860	24.5	807	10.3
Depreciation and amortization	680	2.4	711	2.2	31	4.4
Total operating expenses	7,733	26.9	8,571	26.7	838	9.8

Loss from operations	(748)	(2.6)	(1,609)	(5.0)	861	(53.5)

Other income (expense)
Interest expense	(752)	(2.6)	(574)	(1.8)	178	(31.0)
Charge for warrants issued to related party for debt guaranty	(1,569)	(5.4)	--	0.0	1,569	100.0
Other income (expense)	(4)	(0.0)	236	0.7	240	101.7

Net loss	$(3,073)	(10.7)%	$(1,947)	(6.1)%	$(1,126)	57.8%

Revenue. Our sales of products (hardware and software) and vendor supplied services decreased from the first half of 2004 to the first half of 2005. This decrease is primarily due to the timing of a $4.5 million order, which was expected in the second quarter but was not received until July, 2005, due to additional customer testing requirements.

Revenue from professional services increased by 22% from the first half of 2004 to the first half of 2005, and as a percentage of total revenue, increased approximately 35%. This increase from the first half of 2004 was primarily a result of growth in our consulting and engineering services in our Federal government storage solutions and EarthWhere businesses.

Revenue from maintenance services and maintenance contract fees (“first call” maintenance services and the resale of vendor maintenance contracts) increased by 21% from the first half of 2004 to the first half of 2005, and as a percentage of total revenue, increased approximately 35%. These increases reflect our continued growth in both the first call maintenance services and maintenance service renewals sectors.

Gross Profit and Margin. Despite lower revenue compared to the prior year, gross profit for the six months ended June 30, 2005 was up compared to the same period of the prior year. Of the $23,000 increase in gross profit, $716,000 (unfavorable) was due to decreased revenue, offset by $739,000 (favorable) attributable to a higher gross margin in the first half of 2005 as compared to the first half of 2004. As we are a project business, gross margins fluctuate from project to project, and, as a result, depending on mix, may fluctuate from quarter to quarter.

Gross margin increased from 21.7% in the six months ended June 2004 to 24.3% in the six months ended June 2005. Gross margins on product sales and vendor supplied services were higher in 2005, primarily from a favorable product mix. Increased sales of EarthWhere™ software licenses ($506,000 in 2005 and $13,000 in 2004) contributed to the improved gross margin in 2005. Gross margin on consulting and engineering services was lower in 2005, primarily due to the utilization of outside contractors on a significant Federal government storage solutions project. The maintenance revenue gross margins decreased in the first half of 2005 compared to the first half of 2004 in part due to a lower percentage of sales of vendor maintenance contracts, which are reported on a net revenue basis.

Operating Expenses. Operating expenses comprise selling, marketing, engineering, and general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. For the six months ended June 30, 2005, SG&A expenses decreased nearly 10% as compared to the same period of the prior year. This decrease is the result of cost reduction efforts in SG&A expense that we made in our storage solutions business, which came primarily from employee reductions and three office closures. The reductions were implemented in the second half of 2004. This decrease was achieved even as we significantly increased our investment in expanding our geospatial software business.

Depreciation and amortization expense for the first half of 2005 decreased as compared to 2004, due in part to the completion of amortization of certain intangible assets acquired as part of the Solunet Storage acquisition in 2003.

Interest Expense. Interest expense for the first half of 2005 increased approximately 31% compared to the first half of 2004. The increase is due to higher average borrowings in 2005 as well as to higher interest rates, which increased on average by nearly 2 points in the first half of 2005 compared to the first half of 2004. Average debt outstanding for the first six months of 2005 was $16.8 million as compared to $16.4 million for the first six months of 2004.

Charge for Warrants issued to Related Party for Debt Guaranty. In March, May and June 2005 and in consideration for our Harris debt guaranty provided by Sun Capital II, an affiliate of our majority shareholder, Sun Solunet, we were obligated to issue and issued to Sun Solunet three stock purchase warrants for a total of 3,086,218, 2,244,522 and 480,969 shares of our common stock, respectively, with an exercise price of $0.001 per share. These warrants were immediately exercisable upon issuance. Based on the number of shares issued pursuant to the warrants, we recorded non-cash charges which aggregated approximately $1,569,000, calculated as the number of shares issued multiplied by the closing market price of SANZ’ common stock as of March 23, May 16, and June 3, 2005, the dates of issuance of the respective warrants. See further discussion regarding the debt guaranty warrants issued in the discussion of “—Liquidity and Capital Resources” below.

Liquidity and Capital Resources

Liquidity

Our unaudited consolidated financial statements as presented in Part I—Item 1 of this Report have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception, including a net loss of $6.3 million for the year ended December 31, 2004, and a net loss of $3.1 million for the six months ended June 30, 2005. In addition, as of June 30, 2005, we have negative working capital (current liabilities in excess of current assets) of $17.5 million. Accordingly, as of June 30, 2005, the recoverability of a major portion of the recorded asset amounts, including “Goodwill,” is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

As of June 30, 2005, we had $73,000 in cash and $3.2 million of undrawn availability on our credit facilities with Wells Fargo and Harris, resulting in total cash and availability of $3.3 million. While availability on our Harris credit facility is not subject to asset levels, borrowing under our line of credit with Wells Fargo is dependent at any time on our having adequate eligible accounts receivable to support borrowings and complying with financial covenants related thereto.

While the continued efforts to minimize expense, coupled with stabilization or modest increase in revenue and related gross profit levels, are currently projected to enable the Company to reach positive cash flow in 2005, there can be no assurance that we will succeed in doing so. By generating positive operating cash flow in 2005, and assuming continuation of current business trends and supplier relations, we believe that our existing credit facilities are adequate in providing sufficient liquidity to fund our operations for 2005. However, given the additional uncertainty regarding the turnaround in the information technology market sector, there is a possibility that we will need either to undertake further cost-cutting measures (which could entail curtailing certain operations), or to raise additional debt or equity capital, or both. If we do seek to raise debt or equity capital, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid further cost-cutting. If equity capital is raised, the issuance of those shares would also be dilutive to the ownership interests of all other stockholders.

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

Additionally, the amended credit agreement with Wells Fargo includes as an additional borrower, Solunet Storage, which in March 2005 became a wholly-owned subsidiary of SANZ Inc., itself a wholly-owned subsidiary of SANZ. As part of the co-borrowing arrangement with SANZ Inc. and Solunet Storage, each of the borrowers has a separate borrowing base; however, total borrowings under the facility may not exceed $12,000,000. Additionally, each entity is required to guaranty each other’s debt under the borrowing facility. Cash transfers from SANZ Inc. to Solunet Storage are limited to the funding of Solunet Storage’s operating expenses, subject to an annual limit, and to a minimum availability on the date of any such transfer. During the June 2005 quarter, the Company was not in compliance with the minimum availability covenant required for such cash transfers. This violation occurred on one cash transfer in June 2005. The Company subsequently received a waiver from Wells Fargo. As of June 30, the Company was in compliance with all of the other financial covenants under the Wells Fargo credit agreement.

Also, as part of the amended agreement and effective January 1, 2005, Wells Fargo increased the interest rate on our borrowings to prime plus 5.0%, an increase of three points. This rate is subject to potential decreases, as permitted by Wells Fargo, based on SANZ Inc. and its subsidiary, Solunet Storage, achieving certain net income levels during 2005. For the March 2005 quarter, SANZ Inc. and Solunet Storage achieved a minimum net loss threshold and the borrowing rate was reduced to prime plus 4.0%, effective May 1, 2005. Our borrowing rate on this facility at June 30, 2005 was prime plus 4.0% or 10.0%. SANZ Inc. and Solunet Storage did not achieve a minimum net loss threshold for the six months ended June 30, 2005, and as such, effective July 1, 2005, the interest rate on the Company’s borrowings reverted to prime plus 5.0% from prime plus 4.0%.

Harris Credit Facility

On February 16, 2005, we entered into a revised credit agreement with Harris, which increased our availability by $2.0 million, for a total of $10.0 million, and consolidated two credit lines (one maintained by Solunet Storage and one maintained by SANZ) into one facility with SANZ as the sole borrower and guaranteed by Sun Capital II, an affiliate of our majority shareholder, Sun Solunet. On June 3, 2005, we entered into a revised credit agreement with Harris, which increased the facility from $10.0 million to $11.5 million. This facility is unsecured, is not limited by availability under a borrowing base, does not require the maintenance of specified financial covenants, and as of June 30, 2005, bore interest at a rate of prime plus 1.0% or 7.0%. While the Harris facility is a demand note, under the revised agreement it has been extended to February 2006, unless called earlier by the lender. Sun Capital II has guaranteed this credit facility and has agreed that, upon the written request of SANZ, it will provide SANZ with sufficient funds to repay the debt outstanding under the credit facility in the event that Harris requires repayment of such debt or, at Sun Capital II’s election, pay the outstanding debt directly to Harris; provided that in no event will Sun Capital II’s obligation exceed the amount of Sun Capital II’s guaranty. This guaranty and all obligations expire on December 31, 2005.

Debt Guaranty Warrants

As discussed above, the Harris debt facility term extends until February 2006. Pursuant to the Credit Support Agreement provided by Sun Capital II, until the Company reduces the guaranteed debt to $3.0 million or less, it is required to issue stock purchase warrants at an exercise price of $0.001 to Sun Solunet beginning on November 16, 2004 and continuing at six-month intervals in the future (each May and November). The number of warrants to be issued is dependent on the amount by which the remaining guaranteed debt exceeds $3.0 million, according to formulas applicable to each such date, as disclosed in our 2004 Annual Report on Form 10-K. The issuance of these warrants will result in dilution of the other shareholders of the Company.

As consideration for the Sun Capital II guaranty on the $2.0 million increase in the Harris facility in February 2005, the Company issued on March 23, 2005 a warrant to purchase 3,086,218 shares of our common stock with an exercise price of $0.001 per share to our majority shareholder, Sun Solunet. The number of shares underlying the warrant was calculated using the formula applicable to the November 16, 2004 measurement (as if the $2.0 million debt guaranty was in place as of November 16, 2004). This warrant was immediately exercisable and resulted in approximately 3% dilution of the other shareholders of the Company. Based on the number of underlying shares issued pursuant to the warrant, the Company recorded in the March 2005 quarter a charge of $1.1 million, calculated as the number of shares issued under the warrant multiplied by the closing market price of SANZ’ common stock on the issuance date.

Pursuant to the Credit Support Agreement, on May 16, 2005, the Company became obligated to issue and issued to Sun Solunet a stock purchase warrant to purchase 2,244,522 shares of the Company’s common stock at an exercise price of $0.001 per share. This warrant was immediately exercisable upon issuance. The number of shares underlying this warrant represented approximately 2% of the Company’s outstanding common stock as of the issuance date and was calculated in accordance with the formula set forth in the Credit Support Agreement. Pursuant to the warrant issuance, the Company recorded in May 2005 a charge of $405,000, calculated as the number of shares issued under the warrant multiplied by the closing market price of SANZ’ common stock on May 16, 2005.

On June 27, 2005 and in consideration of an additional $1.5 million guaranty by Sun Capital II on the Company’s increased Harris facility, the Company issued a warrant to purchase 480,969 shares of our common stock with an exercise price of $0.001 per share to our majority shareholder, Sun Solunet. The Company and Sun Solunet agreed that the number of shares exercisable under this warrant would be calculated pursuant to the same formula set forth in the Credit Support Agreement, based on the amount that the outstanding guaranty provided on behalf of the Company by Sun Capital II on the Harris Facility exceeded $3.0 million as of May 16, 2005 (as if the additional $1.5 million guaranty was in place as of May 16, 2005). This warrant was immediately exercisable upon issuance and the number of shares underlying this warrant represented approximately 0.5% of the Company’s outstanding common stock as of the issuance date. Pursuant to the warrant issuance, the Company recorded in June 2005 a charge of $115,000, calculated as the number of shares issued under the warrant multiplied by the closing market price of SANZ’ common stock on June 3, 2005, the effective date of the revised Harris credit facility and Sun Capital II guaranty.

Cash and Cash Flows

Our cash and cash equivalents decreased from $486,000 at December 31, 2004 to $73,000 at June 30, 2005. For the six months ended June 30, 2005, we used $0.4 million of cash in operating activities, compared to $2.0 million used in the same period of 2004. Significant uses of cash from operations for the six months ended June 30, 2005 were: (1) the net loss incurred for the period of $3.1 million, less a $1.6 million non-cash charge related to a warrant issued to Sun Solunet, discussed above; (2) a decrease in our accounts payable of $1.3 million primarily as a result of the lower customer billings, offset by approximately $0.3 million of prepaid external professional services on a large Federal storage solutions order and the timing of payments to suppliers at the end of the June 2005 quarter; (3) an increase in prepaid expenses, primarily related to external professional services noted above; and (4) a decrease in accrued expenses related to payments in 2005 for severance and office lease commitments accrued as of December 31, 2004. Our significant source of cash from operations was a decrease in our accounts receivable of $2.5 million, due primarily to lower customer billings for the month of June 2005 compared to the month of December 2004.

Cash used in investing activities for the first six months of 2005 was comprised of purchases of equipment of $161,000 and capitalized software costs of $497,000. Cash provided by financing activities for the first three months of 2005 consisted of net payments of $3.2 million on our Wells Fargo line of credit as a result of a lower accounts receivable borrowing base at June 30, 2005 as compared to December 31, 2004, and additional borrowings of $3.8 million on our Harris credit facility as a result of the lower borrowing availability on our Wells Fargo facility.

Capital Resources

We anticipate our capital expenditures for property and equipment for the remainder of 2005 to be in the range of $50,000 to $75,000 per quarter ($200,000 to $300,000 annually), consistent with the first six months’ expenditures of $161,000. In addition, we will continue to capitalize the development of our EarthWhere™ software products, which we anticipate will be approximately $250,000 per quarter for the remainder of 2005, consistent with the $497,000 capitalized during the first six months of the year. We expect to fund these capital expenditures from cash, either from operations or line of credit borrowings.

Contractual Obligations

There were no material changes in our contractual obligations, excluding bank debt obligations, during the second quarter of 2005.

Critical Accounting Policies

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

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” ("SFAS 154").  SFAS 154 supersedes APB Opinion No. 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 must be adopted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on our outstanding bank debt. At June 30, 2005, we had $15.1 million in variable, prime rate based bank debt. At June 30, 2005, our Harris debt of $11.5 million bore interest at the rate of prime plus 1.0% (or 7.0%) and our Wells Fargo line of credit of $3.6 million bore interest at the rate of prime plus 4.0% (or 10.0%). At June 30, 2005, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $151,000 on an annualized basis, assuming estimated borrowing amounts of $11.5 million for Harris and $3.6 million for Wells Fargo. Currently, we do not utilize interest rate swaps or other types of financial derivative instruments.

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

SAN Holdings, Inc.
(Registrant)

Date: August 15, 2005	By:	/s/ John Jenkins
John Jenkins, Chief Executive Officer

Date: August 15, 2005	By:	/s/ Robert C. Ogden
Robert C. Ogden, Chief Financial Officer
(Principal Financial and Accounting Officer)