Form 10-Q
period 2005-09-30
SAN HOLDINGS INC
filed 2005-11-21
CIK 799097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

As of November 18, 2005, 95,811,278 shares of the registrant’s common stock, no par value per share, were outstanding.

SAN Holdings, Inc.

Part II: OTHER INFORMATION

Item 6.	Exhibits	25

Signatures		26

Part I. Financial Information

Item 1. Financial Statements

SAN Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except for share data)

	September 30,	December 31,
	2005	2004
ASSETS		As restated

Current assets:
Cash and cash equivalents	$--	$486
Accounts receivable, net of allowance for doubtful accounts of $138 and $140, respectively	11,484	13,097
Inventories, net of valuation allowance of $52 and $137, respectively	398	467
Deferred maintenance contracts	2,434	2,914
Prepaid expenses and other current assets	634	512
Total current assets	14,950	17,476

Property and equipment, net	757	1,005
Capitalized software, net	670	194
Goodwill	32,008	32,008
Intangible assets, net	1,841	2,205
Other assets	404	384
Total long-term assets	35,680	35,796

TOTAL ASSETS	$50,630	$53,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

Lines of credit:
Wells Fargo Business Credit, Inc.	$3,373	$6,759
Harris N.A.	11,500	7,700
Accounts payable	12,532	12,453
Accrued expenses	2,175	2,651
Deferred revenue	3,293	3,942
Total current liabilities	32,873	33,505

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock; Series A; no par value; 8,000 shares authorized; -0- shares issued and outstanding	--	--
Preferred stock; Series B; no par value; 2,000 shares authorized; -0- shares issued and outstanding	--	--
Common stock; no par value, 200,000,000 shares authorized; 95,811,278 shares issued and outstanding	32,577	32,577
Warrants	7,260	5,691
Accumulated deficit	(22,080)	(18,501)
Total stockholders’ equity	17,757	19,767

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,630	$53,272

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		As restated		As restated
Revenue
Product sales and vendor supplied services	$14,062	$15,209	$35,846	$41,536
Consulting and engineering services	1,658	895	4,102	2,897
Maintenance services and maintenance contract fees	2,319	1,861	6,880	5,619
Total revenue	18,039	17,965	46,828	50,052

Cost of revenue
Product sales and vendor supplied services	10,834	12,307	27,940	33,714
Consulting and engineering services	1,057	487	2,529	1,621
Maintenance services and maintenance contract fees	1,569	1,321	4,795	3,905
Total cost of revenue	13,460	14,115	35,264	39,240

Gross profit	4,579	3,850	11,564	10,812

Operating expenses
Selling, general and administrative	4,338	3,709	11,425	11,721
Amortization of capitalized software	19	25	78	75
Depreciation and amortization of intangibles	281	341	868	959
Total operating expenses	4,638	4,075	12,371	12,755

Loss from operations	(59)	(225)	(807)	(1,943)

Other income (expense)
Interest expense	(412)	(304)	(1,164)	(878)
Charge for warrants issued to related party for debt guaranty	--	--	(1,569)	--
Other income (expense)	--	229	(4)	121

Loss before income taxes	(471)	(300)	(3,544)	(2,700)

Income tax benefit (expense)	(35)	(8)	(35)	336

Net loss	$(506)	$(308)	$(3,579)	$(2,364)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.03)	$(0.03)

Weighted average shares outstanding - basic and diluted	109,338,532	95,811,278	107,043,358	81,750,781

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2005	2004
		As restated
Cash flows from operating activities:
Net loss	$(3,579)	$(2,364)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	946	1,034
Write off of capitalized software development costs	99	--
Charge for warrants issued to related party for debt guaranty	1,569	--
Loss on disposals of property and equipment	--	113
Changes in operating assets and liabilities:
Accounts receivable	1,613	(1,732)
Inventories	88	605
Deferred maintenance contracts	480	157
Prepaid expenses and other current assets	(122)	282
Other assets	(20)	(253)
Accounts payable	79	(70)
Accrued expenses	(476)	(539)
Deferred revenue	(649)	(225)
Net cash provided by (used in) operating activities	28	(2,992)

Cash flows from investing activities:
Purchase of property and equipment, net	(275)	(303)
Capitalized software costs	(653)	--
Net cash used in investing activities	(928)	(303)

Cash flows from financing activities:
Net borrowings on line of credit - Harris N.A.	3,800	1,500
Net payments on line of credit - Wells Fargo Business Credit	(3,386)	(1,442)
Net cash provided by financing activities	414	58

Net decrease in cash and cash equivalents	(486)	(3,237)

Cash and cash equivalents at beginning of period	486	3,792

Cash and cash equivalents at end of period	$--	$555

Supplemental disclosure of other cash flow information:
Interest paid	$1,125	$818

Supplemental disclosure of non-cash investing and financing activities:

Transfer of inventory to property and equipment	$19	$296

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of SAN Holdings, Inc. (“SANZ,” the “Company” or “we”) and its wholly-owned subsidiary, SANZ Inc., and its wholly-owned subsidiary, Solunet Storage, Inc. (“Solunet Storage”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with US GAAP. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report on Form 10-K”), except as regards to certain financial information that is being restated for the year ended December 31, 2004, as discussed below. As a result of the restatement, the Company has determined that the previously issued 2004 and 2005 financial statements should no longer be relied upon until amendments thereof are filed with the SEC.

The financial statements and other financial information reported in this Form 10-Q reflect the effects of the 2004 restatements.

Restatement

During the September 2005 quarter, we initiated a project to prepare stand-alone financial statements for audit of our EarthWhere™ (“EarthWhere”) business. We believe that this is an important step in further supporting the growth opportunities of that business. Beginning in 2003 and as further discussed in Note 7, the Company capitalized certain software development costs related to its EarthWhere geospatial imaging software in accordance with Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” (“SFAS 86”). As all of the Company’s capitalized software costs pertain to the EarthWhere business, such costs are considered to be material to the total assets of that business unit, but were not considered material to the total assets of the Company as a whole as of December 31, 2003 or December 31, 2004. As we undertook this project, we determined that the assumptions and evidential matter that the Company had used in capitalization of software development costs during 2003 and 2004 did not provide sufficient “contemporaneous documentation” to support capitalization as required in this context.

As a result, on November 14, 2005, the Board of Directors of the Company in consultation with management concluded that the Company’s financial statements as of and for the year ended December 31, 2004 and the interim financial statements as of and for the quarter and six months ended June 30, 2004, as of and for the quarter and nine months ended September 30, 2004, for the quarter ended December 31, 2004 and as of March 31, 2005 and June 30, 2005 should not be relied upon.

The Company intends to file restated financial statements on Form 10-K/A for the year ended December 31, 2004 and restated 2004 and 2005 interim financial statements on Form 10-Q/A for each of the quarters ended March 31, 2005 and June 30, 2005 to correctly report comparative 2004 financial information and the effects of this restatement on the March 31, 2005 and June 30, 2005 balance sheets.

The restatement is expected to reflect the expensing of certain software development costs in 2004 related to the Company’s proprietary software that were capitalized on the Company’s previously reported financial statements for the 2004 periods referred to above. The Company does not expect to restate its 2003 financial statements due to the immateriality of the impact to both 2003 and 2005. An (unaudited) table presenting the effects of the expected restatements to the Company’s financial statements is set forth below:

Statements of Operations Data
(in thousands, except per share data)	As reported	Adjustment	As restated

For the year ended December 31, 2004
Selling, general and administrative expenses	$14,987	$456	$15,443
Amortization of capitalized software	91	9	100
Loss from operations	(3,044)	(465)	(3,509)
Net loss	(6,285)	(465)	(6,750)
Basic and diluted net loss per share	$(0.07)	$(0.01)	$(0.08)

For the nine months ended September 30, 2004
Selling, general and administrative expenses	$11,467	$254	$11,721
Amortization of capitalized software	110	(35)	75
Loss from operations	(1,724)	(219)	(1,943)
Net loss	(2,145)	(219)	(2,364)
Basic and diluted net loss per share	$(0.03)	$(0.00)	$(0.03)

For the three months ended September 30, 2004
Selling, general and administrative expenses	$3,607	$102	$3,709
Amortization of capitalized software	17	8	25
Loss from operations	(115)	(110)	(225)
Net loss	(198)	(110)	(308)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)

Balance Sheet Data
(in thousands)	As reported	Adjustment	As restated

December 31, 2004
Capitalized software, net	$659	$(465)	$194
Total long-term assets	36,261	(465)	35,796
Total stockholders' equity	$20,232	$(465)	$19,767

See further discussion of the restatement impact in Note 7.

Reclassifications

Certain reclassifications have been made to the prior periods’ balances to conform to current period presentations.

NOTE 2 - FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception, including a net loss of $6,750,000 for the year ended December 31, 2004, and a net loss of $3,579,000 for the nine months ended September 30, 2005. In addition, as of September 30, 2005, we have negative working capital (current liabilities in excess of current assets) of $17,923,000. Accordingly, as of September 30, 2005, the recoverability of a major portion of the recorded asset amounts, including “Goodwill,” is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

As of September 30, 2005, the Company had $1.4 million of undrawn availability on its borrowing facility with Wells Fargo Business Credit, Inc. (“Wells Fargo”). The Wells Fargo credit facility, combined with the Harris N.A. (formerly known as Harris Trust and Savings Bank) (“Harris”) subordinated credit facility and the guaranty on the Harris facility provided by Sun Capital Partners II, LP (“Sun Capital II”), an affiliate of the Company’s majority shareholder, Sun Solunet LLC (“Sun Solunet”) as well as credit lines with suppliers, are anticipated to provide continued liquidity. However, our ability to borrow under the Wells Fargo facility is subject to maintaining our accounts receivable balance at current levels, as well as complying with the financial covenants we have made to the lender, and our ability to borrow under the Harris credit facility is dependent on the continued Sun Capital II guaranty. If we are unable to comply with our financial covenants to Wells Fargo, the facility could cease to be available to us. During the June and the September 2005 quarters, the Company was not in compliance with a minimum availability covenant required for cash transfers from Sanz Inc. to Solunet Storage. This violation occurred on one such transfer each in June and in September 2005. Subsequent to the June and September 2005 quarters, the Company received a waiver from Wells Fargo for each of these periods. As of September 30, 2005, the Company was in compliance with all of the other financial covenants under the Wells Fargo credit agreement. See further discussion of the Wells Fargo credit facility in Note 5.

As of September 30, 2005, the Company had an $11.5 million credit facility with Harris which is unsecured but guaranteed by Sun Capital II. In June 2005, this facility was increased from $10.0 million to $11.5 million, and in October 2005, was increased from $11.5 million to $13 million. While this credit facility is in the form of a demand note, it expires in February 2006, unless called earlier by the lender. The Sun Capital II guaranty also expires in February 2006. Additionally, Sun Capital II has agreed that, upon the written request of SANZ, it will provide SANZ with sufficient funds to repay the debt outstanding under the credit facility in the event that Harris requires repayment of such debt or, at Sun Capital II’s election, pay the outstanding debt directly to Harris; provided that in no event will Sun Capital II’s obligation exceed the amount of Sun Capital II’s guaranty; this agreement expires on December 31, 2005. See further discussion of the Harris credit facility in Note 5.

In October 2005, SANZ Inc., the Company’s wholly-owned subsidiary, executed a security agreement with Avnet Partner Solutions, a division of AVNET, Inc. (“Avnet”), its largest supplier, granting a security interest in all of its assets. Pursuant to the security agreement, the Company’s indebtedness with Avnet is secured, except for $1,000,000. The security interest granted to Avnet is subordinate to the security interest granted to Wells Fargo by the Company in connection with the Company’s principal borrowing facility with Wells Fargo and to evidence the subordination, Avnet and Wells Fargo entered into an intercreditor agreement.

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

	Three Months Ended September 30,		Nine months Ended September 30,
(In thousands, except for per share data)	2005	2004	2005	2004
		As restated		As restated

Net loss, as reported	$(506)	$(308)	$(3,579)	$(2,364)

Deduct, total stock-based compensation expense determined under fair-value based method, net of related tax effects	--	(99)	(183)	(330)

Pro forma net loss	$(506)	$(407)	$(3,762)	$(2,694)
Basic and diluted net loss per share:
As reported	$(0.00)	$(0.00)	$(0.03)	$(0.03)
Pro forma	$(0.00)	$(0.00)	$(0.04)	$(0.03)

NOTE 4 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. In addition to common shares outstanding, and in accordance with Statement of Financial Standards No. 128, “Earnings per Share” (“SFAS 128”), any shares issuable for little or no cash consideration are considered outstanding shares and included in the calculation of weighted average number of common shares. Accordingly, for the three and nine months ended September 30, 2005, the weighted average number of common shares outstanding included 13,527,254 shares issuable under outstanding debt guaranty warrants that were immediately exercisable at $0.001 per share, and held by our majority shareholder, Sun Solunet. See Note 5 below for additional information regarding the debt guaranty warrants issued.

Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Warrants and options outstanding to purchase an aggregate of 43,053,685 and 35,120,080 shares of common stock as of September 30, 2005 and 2004, respectively, have been excluded from the diluted share calculations for the three-month and nine-month periods ending September 30, 2005 and 2004, respectively, as they were antidilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.

NOTE 5 - DEBT

Wells Fargo Line of Credit

In March 2005, the Company amended its $12.0 million credit facility with Wells Fargo. As part of the amendment, Wells Fargo waived the Company’s non-compliance on certain financial covenants as of December 31, 2004. In addition, Wells Fargo reset the following financial covenant requirements effective January 1, 2005: (1) minimum net income (loss) on a year to date basis, calculated quarterly; (2) minimum net worth plus “subordinated debt” (measured in the aggregate, with amounts loaned to SANZ Inc. and its wholly-owned subsidiary, Solunet Storage, (the Company’s borrowers) from SANZ being defined as subordinated debt), calculated on a monthly basis; (3) minimum availability, calculated monthly; (4) capital expenditure limit, calculated on an annual basis; and (5) a minimum cash infusion from SANZ or an outside source if SANZ Inc. and its subsidiary, Solunet Storage, generate a net loss in a given quarter and have generated a net loss on a year to date basis at that time, in an amount equal to the lesser of the quarterly net loss or the year to date net loss.

Additionally, the amended credit agreement with Wells Fargo includes as an additional borrower, Solunet Storage, which in March 2005 became a wholly-owned subsidiary of SANZ Inc., itself a wholly-owned subsidiary of SANZ. As part of the co-borrowing arrangement with SANZ Inc. and Solunet Storage, each of the borrowers has a separate borrowing base; however, total borrowings under the facility may not exceed $12,000,000. Additionally, each entity is required to guaranty each other’s debt under the borrowing facility. Cash transfers from SANZ Inc. to Solunet Storage are limited to the funding of Solunet Storage’s operating expenses, subject to an annual limit, and to a minimum availability on the date of any such transfer. During the June and the September 2005 quarters, the Company was not in compliance with the minimum availability covenant required for such cash transfers. This violation occurred on one cash transfer each in June and in September 2005. The Company subsequently received a waiver from Wells Fargo for each of these periods. As of September 30, the Company was in compliance with all of the other financial covenants under the Wells Fargo credit agreement.

Also as part of the amended agreement and effective January 1, 2005, Wells Fargo increased the interest rate on our borrowings to prime plus 5.0%, an increase of three points. This rate is subject to potential decreases, as permitted by Wells Fargo, based on SANZ Inc. and its subsidiary, Solunet Storage, achieving certain net income (loss) levels during 2005. For the March 2005 quarter, SANZ Inc. and Solunet Storage achieved a minimum net loss threshold and the borrowing rate on the facility was reduced to prime plus 4.0%, effective May 1, 2005. SANZ Inc. and Solunet Storage did not achieve a minimum net loss threshold for the six months ended June 30, 2005 or for the nine months ended September 30, 2005, and as such, effective July 1, 2005, the interest rate on the Company’s borrowings increased to prime plus 5.0% from prime plus 4.0%. Our borrowing rate on this facility at September 30, 2005 was prime plus 5.0%, or 11.75%.

Harris Credit Facility

On February 16, 2005, we entered into a revised credit agreement with Harris, which increased our availability by $2.0 million, for a total of $10.0 million, and consolidated two credit lines (one maintained by Solunet Storage and one maintained by SANZ) into one facility with SANZ as the sole borrower and guaranteed by Sun Capital II, an affiliate of our majority shareholder, Sun Solunet. On June 3, 2005, we entered into a revised credit agreement with Harris, which increased the facility from $10.0 million to $11.5 million. On October 4, 2005, we executed an additional amendment to the Harris credit agreement, which increased the facility from $11.5 million to $13.0 million. This facility is unsecured, is not limited by availability under a borrowing base, does not require the maintenance of specified financial covenants, and as of September 30, 2005, bore interest at a rate of prime plus 1.0%, or 7.75%. While the Harris facility is a demand note, under the revised agreement it has been extended to February 16, 2006, unless called earlier by the lender. The Sun Capital II guaranty also expires in February 2006. Additionally, Sun Capital II has agreed that, upon the written request of SANZ, it will provide SANZ with sufficient funds to repay the debt outstanding under the credit facility in the event that Harris requires repayment of such debt or, at Sun Capital II’s election, pay the outstanding debt directly to Harris; provided that in no event will Sun Capital II’s obligation exceed the amount of Sun Capital II’s guaranty; this agreement expires on December 31, 2005.

Other financing

In October 2005, SANZ Inc. executed a security agreement with Avnet, its largest supplier, granting a security interest in all of its assets. Pursuant to the security agreement, the Company’s indebtedness with Avnet is secured, except for $1,000,000. The security agreement specifies events of default, including but not limited to any failure by the Company to maintain total cash and customer receivables (less indebtedness of the Company to Wells Fargo) in an amount that is at least equal to the amount of outstanding trade accounts payable to Avnet, less $2,000,000. The security interest granted to Avnet is subordinate to the security interest granted to Wells Fargo by the Company in connection with the Company’s principal borrowing facility with Wells Fargo and to evidence the subordination, Avnet and Wells Fargo entered into an intercreditor agreement.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Debt Guaranty Warrants

As discussed in Notes 2 and 5 above, the Harris credit facility term extends until February 2006. Pursuant to a letter agreement dated March 31, 2003 (“Credit Support Agreement”) provided by Sun Capital II, an affiliate of the Company’s majority shareholder, until the Company reduces the guaranteed debt to $3.0 million or less, it is required to issue stock purchase warrants at an exercise price of $0.001 to Sun Solunet beginning on November 16, 2004 and continuing at six-month intervals in the future (each May and November). The number of warrants to be issued is dependent on the amount by which the remaining guaranteed debt exceeds $3.0 million, according to formulas applicable to each such date, as disclosed in our 2004 Annual Report on Form 10-K. The issuance of these warrants will result in dilution of the other shareholders of the Company.

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

On October 4, 2005, we amended our credit facility with Harris, increasing the available line by $1.5 million to $13.0 million. Sun Capital II has provided a guaranty on this additional amount. The Company was not required to issue stock purchase warrants as consideration for this additional guaranty; however, the increase in borrowings was included in the warrant issued on November 16, 2005, as described below.

Pursuant to the Credit Support Agreement, on November 16, 2005, the Company issued to Sun Solunet a stock purchase warrant to purchase 6,539,490 shares of the Company’s common stock at an exercise price of $0.001 per share. This warrant was immediately exercisable upon issuance. The number of shares underlying this warrant represented approximately 7% of the Company’s outstanding common stock as of the issuance date and was calculated in accordance with the formula set forth in the Credit Support Agreement. Pursuant to the warrant issuance, the Company recorded in November 2005 a charge of $1.3 million, calculated as the number of shares issued under the warrant multiplied by the closing market price of SANZ’ common stock on November 16, 2005.

NOTE 7 - SOFTWARE DEVELOPMENT COSTS

As discussed in our 2004 Annual Report on Form 10-K “Note 3—Summary of Significant Accounting Policies,” the Company accounts for the costs of developing computer software to be sold, leased or otherwise marketed in accordance with SFAS 86. The Company expenses the costs of developing computer software until technological feasibility is established and capitalizes all costs incurred from that time until the software is available for general customer release or ready for its intended use, at which time amortization of the capitalized costs begins.

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

As discussed in Note 1, the Company is restating its 2004 consolidated financial statements to reflect the expensing of certain software development costs that were capitalized in 2004, that did not have sufficient contemporaneous documentation to support capitalization. The financial impact of the 2004 restatement is shown in Note 1.

The Company is not restating its 2003 financial statements, due to the immateriality of the impact to both 2003 and 2005. Accordingly, during the September 2005 quarter, the Company wrote off the remaining net book value of the software development costs that it had capitalized in 2003, since such costs were deemed to have insufficient contemporaneous documentation to support capitalization. This charge was $65,000 and expensed as research and development costs (“R&D”), which is included in selling, general and administrative expense for the September 2005 quarter.

In addition, during the September 2005 quarter, the Company released version 4.0 of its EarthWhere geospatial imaging software (“version 4.0”), and revised its estimate of the economic life of its prior EarthWhere versions 3.0 through 3.6 (“version 3”), costs of which the Company had capitalized in 2003 and which were independently valued by a third party valuation firm. With the release of version 4, the Company ceased selling version 3, and deemed it to be “end of life.” As a result of the change in the economic life of version 3 and in accordance with SFAS 86, during the September 2005 quarter, the Company assessed the net realizable value of version 3 to be $-0- and recorded a charge of $26,000 to amortization expense. In addition, during this quarter, the Company recorded amortization expense of $36,000 for EarthWhere version 4.0.  Total amortization expense for the September 2005 quarter was $19,000, which included the effect of $43,000 that was charged to amortization expense in the first and second quarters of 2005 related to amounts capitalized in 2004.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 supersedes APB Opinion No. 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 must be adopted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial results.

NOTE 9 - CUSTOMER CONCENTRATION AND CREDIT RISK

The following table shows significant customers as a percentage of accounts receivable at September 30, 2005 and 2004 and as a percentage of revenue for the three months and nine months ended September 2005 and 2004, respectively. Customer A represents the aggregate of all Federal government agencies to which the Company sells directly. The associated credit risk from Customer B’s concentration is limited, as all orders from this customer in excess of $1.0 million are processed under an escrow agreement, which guarantees payment to SANZ upon the customer’s receipt of payment from the end user.

	Accounts receivable		Revenue
			For the three months ended		For the nine months ended
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004

Customer A	20.7%	38.1%	11.0%	35.2%	17.6%	20.3%
Customer B	13.6	--	33.8	--	14.6	--

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In many but not all cases you can identify forward-looking statements by words such as “anticipate,”   “believe,”   “could,”   “estimate,”   “expect,”   “intend,”   “may,”   “plan,”    “potential,”    “should,”    “will” and “would” or the negative of these terms or other similar expressions.  These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future, and are based on information available to us at this time. We assume no obligation to update any of these statements and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Actual events and results could differ materially from our expectations as a result of many factors, including those identified in this Report. We urge you to review and consider those factors, and those identified from time to time in our reports and filings with the SEC, for information about risks and uncertainties that may affect our future results. All forward-looking statements we make after the date of this filing are also qualified by this cautionary statement and identified risks. Additional factors are discussed in the Company’s 2004 Annual Report on Form 10-K, except as regards to certain financial information that is being restated for the year ended December 31, 2004, as discussed below. As a result of the restatement, the Company has determined that the previously issued 2004 and 2005 financial statements should no longer be relied upon until amendments thereof are filed with the SEC, and its other reports filed with the SEC, to which reference should be made.

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

•
A proprietary data management software product known as “EarthWhereTM,” which facilitates imagery data access and provisioning for geospatial digital imagery users (principally satellite and aerial imagery and map data), together with associated support and consulting services.

We refer to these first three products and services as our “storage solutions” business and the fourth item as our “geospatial” or “EarthWhere” business.

Restatement

During the September 2005 quarter, we initiated a project to prepare stand-alone financial statements for audit of our EarthWhere business. We believe that this is an important step in further supporting the growth opportunities of that business. Beginning in 2003 and as more fully described in Note 1 and Note 7, the Company capitalized certain software development costs related to its EarthWhere geospatial imaging software in accordance with SFAS 86. As all of the Company’s capitalized software costs pertain to the EarthWhere business, such costs are considered to be material to the total assets of that business unit, but were not considered material to the total assets of the Company as a whole as of December 31, 2003 or December 31, 2004. As we undertook this project, we determined that the assumptions and evidential matter that we had used in capitalization of software development costs during 2003 and 2004 did not provide sufficient “contemporaneous documentation” to support capitalization as required in this context.

As a result, on November 14, 2005, the Board of Directors of the Company in consultation with management concluded that the Company’s financial statements as of and for the year ended December 31, 2004 and the interim financial statements as of and for the quarter and six months ended June 30, 2004, as of and for the quarter and nine months ended September 30, 2004, for the quarter ended December 31, 2004 and as of March 31, 2005 and June 30, 2005 should not be relied upon.

The Company intends to file restated financial statements on Form 10-K/A for the year ended December 31, 2004 and restated 2004 and 2005 interim financial statements on Form 10-Q/A for each of the quarters ended March 31, 2005 and June 30, 2005 to correctly report comparative 2004 financial information and the effects of this restatement on the March 31, 2005 and June 30, 2005 balance sheets.

The financial statements and other financial information reported in this Form 10-Q reflect the effects of the 2004 restatements.

The restatement is expected to reflect the expensing of certain software development costs in 2004 related to the Company’s proprietary software that were capitalized on the Company’s previously reported financial statements for the 2004 periods referred to above. The Company does not expect to restate its 2003 financial statements due to the immateriality of the impact to both 2003 and 2005. An (unaudited) table presenting the effects of the expected restatements to the Company’s financial statements is set forth below:

Statements of Operations Data
(in thousands, except per share data)	As reported	Adjustment	As restated

For the year ended December 31, 2004
Selling, general and administrative expenses	$14,987	$456	$15,443
Amortization of capitalized software	91	9	100
Loss from operations	(3,044)	(465)	(3,509)
Net loss	(6,285)	(465)	(6,750)
Basic and diluted net loss per share	$(0.07)	$(0.01)	$(0.08)

For the nine months ended September 30, 2004
Selling, general and administrative expenses	$11,467	$254	$11,721
Amortization of capitalized software	110	(35)	75
Loss from operations	(1,724)	(219)	(1,943)
Net loss	(2,145)	(219)	(2,364)
Basic and diluted net loss per share	$(0.03)	$(0.00)	$(0.03)

For the three months ended September 30, 2004
Selling, general and administrative expenses	$3,607	$102	$3,709
Amortization of capitalized software	17	8	25
Loss from operations	(115)	(110)	(225)
Net loss	(198)	(110)	(308)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)

Balance Sheet Data
(in thousands)	As reported	Adjustment	As restated

December 31, 2004
Capitalized software, net	$659	$(465)	$194
Total long-term assets	36,261	(465)	35,796
Total stockholders' equity	$20,232	$(465)	$19,767

Third Quarter 2005 Financial Overview

In evaluating our current financial operating performance, we believe, based on feedback from investors, analysts and other users of the Company’s financial information, that earnings before interest, taxes, depreciation and amortization (“EBITDA”) is an appropriate and important financial measure. Since EBITDA is a non-GAAP measure, reconciliations of EBITDA or EBITDA loss to our reported net losses for the September 2005 and 2004 quarters and the nine months ended September 30, 2005 and 2004 are provided below.

Reconciliation of Net loss to EBITDA (EBITDA loss)

(In thousands)	Three Months Ended September 30		Nine months Ended September 30
	2005	2004	2005	2004
		As restated		As restated

Net loss	$(506)	$(308)	$(3,579)	$(2,364)

Interest expense and related charges
Interest expense	412	304	1,164	878
Charge for warrants issued to related party for debt guaranty	--	--	1,569	--
Depreciation and amortization	300	366	946	1,034
Income tax expense (benefit)	35	8	35	(336)

EBITDA (EBITDA loss)	$241	$370	$135	$(788)

For the quarter ended September 30, 2005, our net loss was $506,000 as compared to $308,000 for the quarter ended September 30, 2004. This increased net loss is primarily a result of the increases in investment in expanding our EarthWhere business.

For the September 2005 quarter, revenue from our storage solutions consulting and engineering services (“professional services”) increased substantially at 70% over the September 2004 quarter. The majority of this increase was in the Federal government sector, where we continue to see most of our new significant professional services opportunities. Additionally, our storage solutions maintenance services revenue (our “first call” maintenance service agreements) grew 15% quarter over quarter. Growing both professional and maintenance services we believe are critical elements in our drive to improve overall gross margin performance in our storage solutions business.

For the nine months ended September 30, 2005, revenue from software license sales and related services from our EarthWhere software business unit was $1,270,000, an increase of approximately $770,000 or 154% from the comparable nine-month period of 2004. For the September 2005 quarter, revenue from our EarthWhere business was $413,000; software license sales and related services revenue totaled $374,000 for this quarter, which was a marginal increase from the comparable 2004 quarter. During the September 2005 quarter, we continued to expand our business development activity and make significant progress in several accounts at large Federal agencies, most of which we expect will provide revenue in 2005 and the first part of 2006. Additionally, in October 2005, we received our largest single EarthWhere license order to date of over $400,000. Our product and service offering continues to be well received and we expect to invest further resources to take advantage of the emerging market opportunities.

Results of Operations

Selected Consolidated Statements of Operations Data

The following tables present Consolidated Statements of Operations data for the three months and nine months ended September 30, 2005 and September 30, 2004 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Results of Operations for the Three Months Ended September 30, 2005
Compared to the Three Months Ended September 30, 2004

(In thousands, except for percentages)	For the three months ended September 30,				$ Change	% Change
	2005	% of rev	2004	% of rev	2004 - 2005	2004 - 2005
			As restated
Revenue
Product sales and vendor supplied services	$14,062	78.0%	$15,209	84.7%	$(1,147)	(7.5)%
Consulting and engineering services	1,658	9.2	895	5.0	763	85.3
Maintenance services and contract fees	2,319	12.8	1,861	10.3	458	24.6
Total Revenue	18,039	100.0	17,965	100.0	74	0.4

Gross Profit (% of respective revenue)
Product sales and vendor supplied services	3,228	23.0	2,902	19.1	326	11.2
Consulting and engineering services	601	36.2	408	45.6	193	47.3
Maintenance services and contract fees	750	32.3	540	29.0	210	38.9
Total Gross Profit	4,579	25.4	3,850	21.4	729	18.9

Operating expenses
Selling, general and administrative	4,338	24.0	3,709	20.6	629	17.0
Amortization of capitalized software	19	0.1	25	0.1	(6)	(24.0)
Depreciation and amortization of intangibles	281	1.6	341	1.9	(60)	(17.6)
Total operating expenses	4,638	25.7	4,075	22.6	563	13.8

Loss from operations	(59)	(0.3)	(225)	(1.3)	166	(73.8)

Other income (expense)
Interest expense	(412)	(2.3)	(304)	(1.7)	(108)	35.5
Charge for warrants issued to related party for debt guaranty	--	--	--	--	--	--
Other income (expense)	(35)	(0.2)	221	1.2	(256)	(115.8)

Net loss	$(506)	(2.8)%	$(308)	(1.8)%	$(198)	64.3%

Revenue. Revenue for the third quarter of 2005 was over $18 million - the highest level in our Company’s history. Revenue for this quarter increased slightly from the comparable 2004 quarter, but the revenue components as percentages of total revenue were noticeably different for the two periods. For the September 2005 quarter as compared to the September 2004 quarter, an increase in consulting and engineering services (“professional services” or “PS”) revenue and maintenance revenue was offset by a decrease in sales of hardware and software. The quarter over quarter decrease in hardware/software sales reflects continued downward market trends on price per unit capacity and some September 2005 quarter Federal and commercial sector project delays resulting from the impact of Hurricane Katrina primarily on our Southern Texas/Gulf Coast commercial business. It is important to note that a significant percentage of our revenue continues to be project-based, and as such quarterly results may vary significantly.

Revenue from professional services increased by 85% from the third quarter of 2004 to the third quarter of 2005, and as a percentage of total revenue, also increased from 5.0% to 9.2% quarter over quarter. The increase from the September 2004 quarter is primarily a result of growth in our professional services in our Federal government storage solutions and EarthWhere businesses.

Revenue from maintenance services and maintenance contract fees (“first call” maintenance services and the resale of vendor maintenance contracts) increased by 25% from the third quarter of 2004 to the third quarter of 2005, and as a percentage of total revenue, increased approximately 24%. Individually, maintenance service revenue increased 15% and maintenance contract fees increased 106% quarter over quarter. The significant increase in maintenance contract fees was attributable to product mix.

Gross Profit and Margin. Gross profit for the quarter ended September 30, 2005 was also a record high for the Company, and was up nearly 19% compared to the same period of the prior year, primarily from an overall higher gross margin percentage (“gross margin”). Total Company gross margin increased from 21.4% in the September 2004 quarter to 25.4% in the September 2005 quarter, and was a result of higher gross margins on most revenue components. Gross margins on product sales and vendor supplied services were higher in the September 2005 quarter, primarily from a favorable product mix and higher margins on certain large Federal government projects. Gross margins on consulting and engineering services were lower in 2005, primarily due to the utilization of outside contractors on a significant Federal government storage solutions project. Gross margins on maintenance revenue increased in the third quarter of 2005 compared to the third quarter of 2004 in part due to a higher percentage of sales of vendor maintenance contracts, which are reported on a net revenue basis. As stated above, we continue to be a project-based business, and as a result, gross margins fluctuate from project to project, and, depending on mix, may fluctuate from quarter to quarter.

Operating Expenses. Operating expenses comprise selling, marketing, engineering, and general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. For the three months ended September 30, 2005, SG&A expenses increased approximately 17% as compared to the same period of the prior year. This increase from 2004 is primarily the result of significant investment in expanding our geospatial software business; higher sales and engineering personnel costs, primarily due to an increase in the number of employees (“headcount”) in the consulting and engineering group in our Federal government storage solutions business; and higher storage solutions sales commissions. Our average headcount for the September 2005 quarter was 120, of which 22 were in our geospatial business and 79 were in our storage solutions business. This compares to average headcount for the September 2004 quarter, which was 100, of which 9 were in our geospatial business and 65 were in our storage solutions business.

Amortization of capitalized software decreased from the September 2004 quarter to the September 2005 quarter. This decrease is due to the effect of $43,000 that was charged to amortization expense in the first and second quarters of 2005 related to amounts capitalized in 2004. Software development costs of $65,000 that had been capitalized in 2003, but that did not have sufficient contemporaneous documentation to support capitalization, were expensed as R&D in the September 2005 quarter and included in SG&A expense. In addition, in the September 2005 quarter, we recorded a charge of $26,000 to amortization expense related to the end of life of EarthWhere version 3.

Depreciation and amortization of intangibles for the third quarter of 2005 decreased as compared to 2004, due in part to the completion of amortization of certain intangible assets acquired as part of the Solunet Storage acquisition in 2003.

Interest Expense. Interest expense for the third quarter of 2005 increased approximately 36% compared to the third quarter of 2004. The increase is due to higher average borrowings in 2005 as well as to higher interest rates, which increased on average by nearly 2 points in the third quarter of 2005 compared to the third quarter of 2004. Average debt outstanding for the third quarter of 2005 was $16.4 million as compared to $16.0 million for the third quarter of 2004.

Results of Operations for the Nine months Ended September 30, 2005
Compared to the Nine months Ended September 30, 2004

(In thousands, except for percentages)	For the nine months ended September 30,				$ Change	% Change
	2005	% of rev	2004	% of rev	2004 - 2005	2004 - 2005
			As restated
Revenue
Product sales and vendor supplied services	$35,846	76.5%	$41,536	83.0%	$(5,690)	(13.7)%
Consulting and engineering services	4,102	8.8	2,897	5.8	1,205	41.6
Maintenance services and contract fees	6,880	14.7	5,619	11.2	1,261	22.4
Total Revenue	46,828	100.0	50,052	100.0	(3,224)	(6.4)

Gross Profit (% of respective revenue)
Product sales and vendor supplied services	7,906	22.1	7,822	18.8	84	1.1
Consulting and engineering services	1,573	38.3	1,276	44.0	297	23.3
Maintenance services and contract fees	2,085	30.3	1,714	30.5	371	21.6
Total Gross Profit	11,564	24.7	10,812	21.6	752	7.0

Operating expenses
Selling, general and administrative	11,425	24.4	11,721	23.4	(296)	(2.5)
Amortization of capitalized software	78	0.2	75	0.1	3	4.0
Depreciation and amortization of intangibles	868	1.9	959	1.9	(91)	(9.5)
Total operating expenses	12,371	26.5	12,755	25.4	(384)	(3.0)

Loss from operations	(807)	(1.7)	(1,943)	(3.9)	1,136	(58.5)

Other income (expense)
Interest expense	(1,164)	(2.5)	(878)	(1.8)	(286)	32.6
Charge for warrants issued to related party for debt guaranty	(1,569)	(3.4)	--	--	(1,569)	100.0
Other income (expense)	(39)	(0.1)	457	0.9	(496)	(108.5)

Net loss	$(3,579)	(7.6)%	$(2,364)	(4.7)%	$(1,215)	51.4%

Revenue. Revenue for the nine months ended September 2005 decreased by approximately 6.4% from the comparable 2004 period. For this same 2005 period, our sales of products (hardware and software) and vendor supplied services decreased by 14% from the comparable 2004 period, but revenue from professional services increased by 42% from the first nine months of 2004 to the first nine months of 2005, and as a percentage of total revenue, increased approximately 52%. The year on year decrease in hardware/software sales reflects market trends including the continued shift in product mix from tape to disk, continued downward trends on price per unit capacity and some September 2005 quarter Federal and commercial sector project delays resulting from the impact of Hurricane Katrina primarily on our Southern Texas/Gulf Coast commercial business.

The year on year improvement in professional services revenue is the result of the company’s continued commitment to grow this generally higher margin sector of our business. Our year on year growth was heavily concentrated in the Federal sector, which had an increase of approximately 100%, versus an approximately 40% decrease in the commercial sector for the same period. Revenue from maintenance services and maintenance contract fees increased by 22% from the first nine months of 2004 to the first nine months of 2005, and as a percentage of total revenue, increased approximately 31%. Individually, maintenance service revenue increased 20% and maintenance contract fees increased 31% from the 2004 period to the 2005 period. The significant increase in maintenance contract fees was primarily attributable to the continued shift in product mix from tape to disk.

Gross Profit and Margin. Despite lower revenue compared to the prior year, gross profit for the nine months ended September 30, 2005 was up 7% or $752,000 compared to the same period of the prior year. The increase in gross profit from 2004 was attributable to a $1,448,000 favorable variance from higher overall gross margin for the first nine months of 2005, offset by an unfavorable $696,000 variance from lower revenue in the same 2005 period versus the 2004 comparable period.

Gross margin increased from 21.6% in the nine months ended September 2004 to 24.7% in the nine months ended September 2005. Gross margins on product sales and vendor supplied services were higher in 2005, primarily from a favorable product mix and certain high-margin large orders in 2005. Increased sales of EarthWhere™ software licenses ($548,000 in 2005 versus $218,000 in 2004) contributed to the improved gross margin in 2005. Gross margin on consulting and engineering services was lower in 2005, primarily due to the utilization of outside contractors on a significant Federal government storage solutions project. The maintenance revenue gross margins decreased slightly in the first nine months of 2005 compared to the first nine months of 2004 due to slight changes in product mix.

Operating Expenses. Operating expenses comprise selling, marketing, engineering, and general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. For the nine months ended September 30, 2005, SG&A expenses decreased approximately 3% as compared to the same period of the prior year. This decrease is primarily a result of cost reductions made during the second half of 2004 in our storage solutions business (three office closures and related employee reductions) and employee reductions during this same period in corporate general and administrative departments. These decreases were offset by increased spending during the nine months ended September 30, 2005 in expanding our EarthWhere business and in increasing our headcount in the consulting and engineering group in our Federal government storage solutions business. Our average headcount year-to-date at September 30, 2005 was 112, of which 19 were in our geospatial business and 72 were in our storage solutions business. This compares to year-to-date average headcount at September 30, 2004, which was 102, of which 7 were in our geospatial business and 74 were in our storage solutions business.

Amortization of capitalized software for the nine month period ended September 30, 2005 includes the write-off of costs of $26,000 related to the end of life of EarthWhere version 3. Software development costs of $99,000 that had been capitalized in 2003, but that did not have sufficient contemporaneous documentation to support capitalization, were expensed as R&D in the nine months ended September 30, 2005 and included in SG&A expense. The expense of $99,000 was comprised of $17,000 each in the first and second quarters and $65,000 in the third quarter of 2005.

Depreciation and amortization of intangibles for the first half of 2005 decreased as compared to 2004, due in part to the completion of amortization of certain intangible assets acquired as part of the Solunet Storage acquisition in 2003.

Interest Expense. Interest expense for the first nine months of 2005 increased approximately 33% compared to the first nine months of 2004. The increase is due to higher average borrowings in 2005 as well as to higher interest rates, which increased on average by nearly 2 points in 2005 compared to 2004. Average debt outstanding for the first nine months of 2005 was $16.8 million as compared to $16.3 million for the first nine months of 2004.

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

Liquidity and Capital Resources

Liquidity

Our unaudited consolidated financial statements as presented in Part I—Item 1 of this Report have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception, including a net loss of $6.8 million for the year ended December 31, 2004, and a net loss of $3.6 million for the nine months ended September 30, 2005. In addition, as of September 30, 2005, we have negative working capital (current liabilities in excess of current assets) of $17.9 million. Accordingly, as of September 30, 2005, the recoverability of a major portion of the recorded asset amounts, including “Goodwill,” is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

As of September 30, 2005, we had $1.4 million of undrawn availability on our credit facilities with Wells Fargo and Harris. In October 2005, we increased our availability through an increase in the Harris facility from $11.5 to $13.0 million. While availability on our Harris credit facility is not subject to asset levels, borrowings under our line of credit with Wells Fargo is dependent at any time on our having adequate eligible accounts receivable to support borrowings and complying with financial covenants related thereto.

We continue to attempt to improve our liquidity through improving our operating results and exploring debt and equity capital opportunities. Key operating performance improvement levers continue to be; sustaining or moderately increasing existing revenue levels, achieving higher revenue gross margins from increased services revenue and EarthWhere software license sales, and maintaining operating expenses as a percentage of gross profit at the same or lower percentage. We also continue to invest in our EarthWhere business, in particular in the product development and sales and distribution areas. At the current revenue levels for EarthWhere, such investment requires significant cash. Increased revenue from EarthWhere software sales would substantially improve operating cash flow. By continuing to generate positive operating cash flow from our storage solutions business, or achieving break-even to positive operating cash flow from our EarthWhere business, and assuming continuation of current bank debt facilities, the guaranty from Sun Capital II on our Harris credit facility, and current business trends and supplier relations, we believe that our existing credit facilities are adequate in providing sufficient liquidity to fund our operations. However, given the additional uncertainty and competitiveness in the information technology market sector, there is a possibility that we will need either to undertake further cost-cutting measures (which could entail curtailing certain operations), or to raise additional debt or equity capital, or both. If we do seek to raise debt or equity capital, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid further cost-cutting. If equity capital is raised, the issuance of those shares would also be dilutive to the ownership interests of all other stockholders.

Wells Fargo Line of Credit

In March 2005, we amended our $12.0 million credit facility with Wells Fargo. As part of the amendment, Wells Fargo waived our non-compliance on certain financial covenants as of December 31, 2004. In addition, Wells Fargo reset the following financial covenant requirements effective January 1, 2005: (1) minimum net income (loss) on a year to date basis, calculated quarterly (see covenants below); (2) minimum net worth plus “subordinated debt” (measured in the aggregate, with amounts loaned to SANZ Inc. and its wholly-owned subsidiary, Solunet Storage, (the Company’s borrowers) from SANZ being defined as subordinated debt), calculated on a monthly basis (see covenants below); (3) minimum average availability of $500,000, calculated monthly; (4) capital expenditure limit of $1,500,000, calculated on an annual basis; and (5) a minimum cash infusion from SANZ or an outside source if SANZ Inc. and its subsidiary, Solunet Storage, generate a net loss in a given quarter and has generated a net loss on a year to date basis at that time, in an amount equal to the lesser of the quarterly net loss or the year to date net loss.

Period	Minimum Net Income (Operating subsidiaries only)
Three months ending March 31, 2005	$ (300,000)
Six months ending June 30, 2005	(250,000)
Nine months ending September 30, 2005	0
Twelve months ending December 31, 2005	300,000

Period	Minimum Book Net Worth plus Subordinated Debt (Operating subsidiaries only)

March 31, 2005	$ 26,231,447
April 30, 2005	25,845,023
May 31, 2005	25,370,393
June 30, 2005	26,281,447
July 31, 2005	26,041,364
August 31, 2005	25,645,398
September 30, 2005	26,531,447
October 31, 2005	26,277,279
November 30, 2005	25,910,771
December 31, 2005 and each month thereafter	26,831,447

Additionally, the amended credit agreement with Wells Fargo includes as an additional borrower, Solunet Storage, which in March 2005 became a wholly-owned subsidiary of SANZ Inc., itself a wholly-owned subsidiary of SANZ. As part of the co-borrowing arrangement with SANZ Inc. and Solunet Storage, each of the borrowers has a separate borrowing base; however, total borrowings under the facility may not exceed $12,000,000. Additionally, each entity is required to guaranty each other’s debt under the borrowing facility. Cash transfers from SANZ Inc. to Solunet Storage are limited to the funding of Solunet Storage’s operating expenses, subject to an annual limit, and to a minimum availability on the date of any such transfer. During the June and the September 2005 quarters, the Company was not in compliance with the minimum availability covenant required for such cash transfers. This violation occurred on one cash transfer in June and in September 2005. Subsequent to the June and September 2005 quarters, the Company received a waiver from Wells Fargo for each of these periods. As of September 30, the Company was in compliance with all of the other financial covenants under the Wells Fargo credit agreement.

Also, as part of the amended agreement and effective January 1, 2005, Wells Fargo increased the interest rate on our borrowings to prime plus 5.0%, an increase of three points. This rate is subject to potential decreases, as permitted by Wells Fargo, based on SANZ Inc. and its subsidiary, Solunet Storage, achieving certain net income (loss) levels during 2005. For the March 2005 quarter, SANZ Inc. and Solunet Storage achieved a minimum net loss threshold and the borrowing rate was reduced to prime plus 4.0%, effective May 1, 2005. SANZ Inc. and Solunet Storage did not achieve a minimum net loss threshold for the six months ended June 30, 2005 or for the nine months ended September 30, 2005, and as such, effective July 1, 2005, the interest rate on the Company’s borrowings reverted to prime plus 5.0% from prime plus 4.0%. Our borrowing rate on this facility at September 30, 2005 was prime plus 5.0% or 11.75%.

Harris Credit Facility

On February 16, 2005, we entered into a revised credit agreement with Harris, which increased our availability by $2.0 million, for a total of $10.0 million, and consolidated two credit lines (one maintained by Solunet Storage and one maintained by SANZ) into one facility with SANZ as the sole borrower and guaranteed by Sun Capital II, an affiliate of our majority shareholder, Sun Solunet. On June 3, 2005, we entered into a revised credit agreement with Harris, which increased the facility from $10.0 million to $11.5 million. On October 4, 2005, we executed an additional amendment to the Harris credit agreement, which increased the facility from $11.5 million to $13.0 million. This facility is unsecured, is not limited by availability under a borrowing base, does not require the maintenance of specified financial covenants, and as of September 30, 2005, bore interest at a rate of prime plus 1.0% or 7.75%. While the Harris facility is a demand note, under the revised agreement it has been extended to February 2006, unless called earlier by the lender. The Sun Capital II guaranty also expires in February 2006. Additionally, Sun Capital II has agreed that, upon the written request of SANZ, it will provide SANZ with sufficient funds to repay the debt outstanding under the credit facility in the event that Harris requires repayment of such debt or, at Sun Capital II’s election, pay the outstanding debt directly to Harris; provided that in no event will Sun Capital II’s obligation exceed the amount of Sun Capital II’s guaranty; this agreement expires on December 31, 2005.

Other financing

In October 2005, SANZ Inc. executed a security agreement with Avnet, its largest supplier, granting a security interest in all of its assets. Pursuant to the security agreement, the Company’s indebtedness with Avnet is secured, except for $1,000,000. The security agreement specifies events of default, including but not limited to any failure by the Company to maintain total cash and customer receivables (less indebtedness of the Company to Wells Fargo) in an amount that is at least equal to the amount of outstanding trade accounts payable to Avnet, less $2,000,000. The security interest granted to Avnet is subordinate to the security interest granted to Wells Fargo by the Company in connection with the Company’s principal borrowing facility with Wells Fargo and to evidence the subordination, Avnet and Wells Fargo entered into an intercreditor agreement.

Debt Guaranty Warrants

As discussed above, the Harris credit facility term extends until February 2006. Pursuant to the Credit Support Agreement provided by Sun Capital II, until the Company reduces the guaranteed debt to $3.0 million or less, it is required to issue stock purchase warrants at an exercise price of $0.001 to Sun Solunet beginning on November 16, 2004 and continuing at six-month intervals in the future (each May and November). The number of warrants to be issued is dependent on the amount by which the remaining guaranteed debt exceeds $3.0 million, according to formulas applicable to each such date, as disclosed in our 2004 Annual Report on Form 10-K. The issuance of these warrants will result in dilution of the other shareholders of the Company.

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

On October 4, 2005, we amended our credit facility with Harris, increasing the available line by $1.5 million to $13.0 million. Sun Capital II has provided a guaranty on this additional amount. The Company was not required to issue stock purchase warrants as consideration for this additional guaranty; however, the increase in borrowings was included in the warrant issued on November 16, 2005, as described below.

Pursuant to the Credit Support Agreement, on November 16, 2005, the Company issued to Sun Solunet a stock purchase warrant to purchase 6,539,490 shares of the Company’s common stock at an exercise price of $0.001 per share. This warrant was immediately exercisable upon issuance. The number of shares underlying this warrant represented approximately 7% of the Company’s outstanding common stock as of the issuance date and was calculated in accordance with the formula set forth in the Credit Support Agreement. Pursuant to the warrant issuance, the Company recorded in November 2005 a charge of $1.3 million, calculated as the number of shares issued under the warrant multiplied by the closing market price of SANZ’ common stock on November 16, 2005.

Cash and Cash Flows

Our cash and cash equivalents decreased from $486,000 at December 31, 2004 to $-0- at September 30, 2005. For the nine months ended September 30, 2005, net cash provided by operating activities was $28,000, compared to $3.0 million used in operating activities in the same period of 2004. Significant uses of cash from operations for the nine months ended September 30, 2005 were: (1) the net loss incurred for the period of $3.6 million, less $0.9 million in depreciation and amortization and less a $1.6 million non-cash charge related to warrants issued to Sun Solunet, discussed above; (2) a decrease in accrued expenses related to payments in 2005 for severance and office lease commitments accrued as of December 31, 2004, and (3) a decrease in deferred revenue due to lower internal maintenance billings in the third quarter of 2005 as compared to the fourth quarter of 2004. Our significant source of cash from operations was a decrease in our accounts receivable of $1.6 million, due primarily to lower customer billings for the month of September 2005 compared to the month of December 2004.

Cash used in investing activities for the first nine months of 2005 was comprised of purchases of equipment of $275,000 and capitalized software costs of $653,000. Cash provided by financing activities for the first nine months of 2005 consisted of net payments of $3.4 million on our Wells Fargo line of credit as a result of a lower accounts receivable borrowing base at September 30, 2005 as compared to December 31, 2004, and additional borrowings of $3.8 million on our Harris credit facility as a result of the lower borrowing availability on our Wells Fargo facility.

Capital Resources

We anticipate our capital expenditures for property and equipment for the fourth quarter of 2005 to be in the range of $50,000 to $75,000 ($300,000 to $325,000 annually), consistent with the first nine months’ expenditures of $275,000. In addition, we expect to continue to capitalize certain development costs of our EarthWhere™ software products, which, we anticipate, will be approximately $200,000 to $250,000 for the fourth quarter of 2005. We expect to fund these capital expenditures from either cash from operations or line of credit borrowings.

Contractual Obligations

In September 2005, we commenced a new lease on our office space in Englewood, Colorado. This lease renewal was executed in April 2005 and disclosed in the Company’s Form 10-Q for the quarterly period ended March 31, 2005. This location serves as our headquarters and houses most of our financial, administration and order processing operations, a regional sales operation, and most of our EarthWhere personnel. The new lease is for three years, beginning September 15, 2005 through September 14, 2008, and the monthly rent of approximately $14,000 represents a total commitment over the three years of approximately $500,000.

In addition, we entered into a capital lease for approximately $60,000 of computer equipment and software. The lease is for a period of three years and contains a bargain purchase price of $1.00 at the end of the lease.

Other than these two additions, there were no other material changes in our contractual obligations, excluding bank debt obligations, during the third quarter of 2005.

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

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 supersedes APB Opinion No. 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 must be adopted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on our outstanding bank debt. At September 30, 2005, we had $14.9 million in variable, prime rate based bank debt. At September 30, 2005, our Harris debt of $11.5 million bore interest at the rate of prime plus 1.0% (or 7.75%) and our Wells Fargo line of credit of $3.4 million bore interest at the rate of prime plus 5.0% (or 11.75%). At September 30, 2005, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $149,000 on an annualized basis, assuming estimated borrowing amounts of $11.5 million for Harris and $3.4 million for Wells Fargo. Currently, we do not utilize interest rate swaps or other types of financial derivative instruments.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. This evaluation included consideration of the restatements described in Note 1 and Note 7 to the Company’s unaudited consolidated financial statements included in Part I, Item 1 of this report further described below. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

As disclosed in Note 1 to the Company’s unaudited consolidated financial statements included in Part I, Item 1 of this report, the Company is restating its financial statements for December 31, 2004 and the interim financial statements as of and for the quarter and six months ended June 30, 2004, as of and for the quarter and nine months ended September 30, 2004, for the quarter ended December 31, 2004 and as of March 31, 2005 and June 30, 2005. Management believes that the control deficiency of insufficient contemporaneous documentation to support capitalization of software development costs that led to this restatement is a “significant deficiency,” as defined under standards established by the Public Companies Accounting Oversight Board. Management has reported this significant deficiency to the audit committee in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. Management believes that it has corrected this significant deficiency by reviewing and revising our methodologies and assumptions for capitalizing software development costs and providing contemporaneous documentation for such costs.

Other than the corrective actions described above, we have not made any changes in our disclosure controls and procedures or in other factors that could have materially affected or are reasonably likely to materially affect those disclosure controls and procedures subsequent to the date of the evaluation described above.

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

SAN Holdings, Inc. (Registrant)

Date: November 21, 2005	By:	/s/ John Jenkins
John Jenkins, Chief Executive Officer

Date: November 21, 2005	By:	/s/ Robert C. Ogden
Robert C. Ogden, Chief Financial Officer
(Principal Financial and Accounting Officer)