Form 10-K/A
period 2004-12-31
SAN HOLDINGS INC
filed 2005-12-20
CIK 799097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

9800 Pyramid Court, Suite 130, Englewood, CO 80112 (303) 660-3933
(Address including zip code, area code and telephone number of Registrant’s principal executive offices.)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, no par value	OTC Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average closing bid and asked prices the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2004), was approximately $13.7 million.

As of March 25, 2005, 95,811,278 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

SAN HOLDINGS, INC.
FORM 10-K

TABLE OF CONTENTS
Item No.		Page

	Forward-Looking Statements	4

Part I

1.	Business	4
2.	Properties	15
3.	Legal Proceedings	16
4.	Submission of Matters to a Vote of Security Holders	16

Part II

5.	Market for Common Equity and Related Stockholder Matters	17
6.	Selected Financial Data	19
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
7A.	Quantitative and Qualitative Disclosures about Market Risk	36
8.	Financial Statements and Supplementary Data	36
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	36
9A.	Controls and Procedures	36
9B.	Other Information	37

Part III

10.	Directors and Executive Officers of the Registrant	37
11.	Executive Compensation	40
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42
13.	Certain Relationships and Related Transactions	44
14.	Principal Accountant Fees and Services	45

Part IV

15.	Exhibits and Financial Statement Schedules	46

SAN HOLDINGS, INC.

EXPLANATORY NOTE

As previously disclosed in filings made with the Securities and Exchange Commission (“SEC”), San Holdings, Inc. (“SANZ,” the “Company” or “we”) is restating its consolidated financial statements for the year 2004 (the “Restatement”). During the September 2005 quarter, we initiated a project to prepare stand-alone financial statements for audit of our EarthWhere™ (“EarthWhere”) business. We believe that this is an important step in further supporting the growth opportunities of that business. Beginning in 2003, the Company capitalized certain software development costs related to its EarthWhere geospatial imaging software in accordance with Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). As all of the Company’s capitalized software costs pertain to the EarthWhere business, such costs are considered to be material to the total assets of that business unit, but were not considered material to the total assets of the Company as a whole as of December 31, 2003 or December 31, 2004. As we undertook this project, we determined that the assumptions and evidential matter that the Company had used in capitalization of software development costs during 2003 and 2004 did not provide sufficient “contemporaneous documentation” to support capitalization.

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

The restatement reflects the expensing of certain software development costs in 2004 related to the Company’s proprietary software that were capitalized on the Company’s previously reported financial statements for the 2004 periods referred to above. Our restated consolidated financial statements also include disclosure of restated (unaudited) quarterly results for 2004, as reported in “Part II, Item 6—Supplementary Data.”

This Amendment No. 1 on Form 10−K/A (the “Form 10−K/A”) to the Company’s Annual Report on Form 10−K for the year ended December 31, 2004, initially filed with the SEC on March 31, 2005 (the “Original Filing”), is being filed to reflect restatements of the Company’s consolidated balance sheet as of December 31, 2004 and the Company’s consolidated statements of operations, cash flows and stockholders’ equity for the year ended December 31, 2004 and the notes related thereto. Concurrently with the filing of this Form 10−K/A, the Company is also filing restated 2005 interim financial statements on Form 10-Q/A for each of the quarters ended March 31, 2005 and June 30, 2005 to report restated comparative 2004 financial information and the effects of this restatement on the March 31, 2005 and June 30, 2005 balance sheets. The Company is not restating its 2003 financial statements due to the immateriality of the impact to both 2003 and 2005 (the period of correction being the quarter ended September 30, 2005).

For a more detailed description of the Restatement, see Note 1A, “Restatement of Financial Statements” to the accompanying audited consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10−K/A.

For the convenience of the reader, this Form 10−K/A sets forth the Original Filing in its entirety. However, this Form 10−K/A only amends and restates Item 1—Business—Investment Considerations of Part I, Items 6, 7, 8 and 9A of Part II, and Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consent of the Company’s independent registered public accounting firm and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes−Oxley Act of 2002. The consent of the Company’s independent registered public accounting firm and the certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10−K/A as Exhibits 23.01, 31.01, 31.02, 32.01 and 32.02.

Except for the foregoing amended information, this Form 10−K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s amended Quarterly Report on Form 10−Q/A for the quarterly periods ended March 31, 2005 and June 30, 2005 which are being filed concurrently with the filing of this Form 10−K/A, and/or the Company’s Quarterly Report on Form 10−Q for the quarterly period ended September 30, 2005, filed on November 21, 2005, and any reports filed with the SEC subsequent to the date of this filing.

The Company has not amended and does not intend to amend its previously filed Quarterly Reports on Form 10−Q for the periods affected by the Restatement prior to December 31, 2004. For this reason, the consolidated financial statements and related financial information for the affected periods contained in such reports should no longer be relied upon.

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

Our principal executive offices are located at 9800 Pyramid Court, Suite 130, Englewood, CO 80112. Our telephone number is (303) 660-3933.

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

Research and Development

Our research and development expenditures in 2004, 2003 and 2002 were approximately $589,000, $332,000 and $-0-, respectively. The full amount incurred in 2003 and 2004 relates to EarthWhere TM development efforts. We continually seek to enhance the functionality of EarthWhereTM through further development efforts. While it is also possible that we may seek to develop additional storage-related software tools for vertical markets outside of the GIS sector as we identify new opportunities, we do not have any development efforts unrelated to EarthWhereTM ongoing at this time.

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

We incurred a net loss of $6.8 million in 2004. As of December 31, 2004 we had an accumulated deficit of $18.5 million. We have not had a profitable quarter since our inception as a publicly-reporting company. Our April 2003 acquisition of Solunet Storage has led to a substantial increase in our revenues, a narrowing of our net loss, and the achievement of positive earnings before interest, taxes, depreciation and amortization (“EBITDA”) in two of the last four quarters. However, EBITDA does not reflect all cash costs and positive EBITDA does not equate to a net profit. We hope to achieve full profitability in the near future; however, there can be no assurance whether or when we will achieve that goal.

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

At December 31, 2004, we had $0.4 million of cash. For the year ended December 31, 2004, we had a net loss of $6.8 million. At December 31, 2004 we also had a working capital deficit (current liabilities greater than current assets) of $16.0 million.

We have a revolving credit line with Wells Fargo to borrow up to $12 million, subject to availability under its borrowing base. It should be noted, however, that the funds available under the credit line are limited by the amount of eligible accounts receivable we hold at any given time, and fluctuations in the timing of customer orders can adversely affect our ability to draw on the line when required. Covenants also permit the lender to declare the loan in default if our operating subsidiary does not achieve certain net income targets during each calendar quarter, or if the book net worth plus subordinated debt of our operating subsidiary falls below levels that we have agreed to maintain. We were not in compliance with certain of those covenants at December 31, 2004; however, Wells Fargo did not issue a formal, written notice of default. Under an amendment to the credit agreement executed in March 2005, Wells Fargo granted us a waiver of non-compliance on these covenants. In the past, we have periodically been in default under the covenants, and have required waivers from the lender. If we were to not be in compliance with financial covenants and were unable to obtain such a waiver, and the lender was to accelerate the loan, the company would need to obtain credit from other sources to repay the loan. These matters are discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

The acquisition of Solunet Storage as well as actions taken by SANZ in 2004 were intended to reduce expenses to levels at or below anticipated gross profit levels and, in so doing, to reduce net cash requirements. The principal reductions resulting from all of those actions were to personnel expense (our largest expense item). While total selling, general and administrative expense was reduced by more than $1.6 million per quarter from the second quarter of 2003 (in which the combination of SANZ and Solunet Storage was closed) to the fourth quarter of 2004, fluctuations in sales and gross profit over the same period have prevented these actions from fully closing the gap between gross profits and expenses. Management believes, however, that continued focus on cost reductions coupled with modest increases in gross profits will be sufficient to enable SANZ to operate with its existing capital base for at least the next twelve months. These actions and their effects are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 6. Selected Financial Data

The fiscal year 2004, 2003 and 2002 statements of operations data, and the 2004 and 2003 balance sheet data, have been derived from our consolidated financial statements and notes appearing in Item 15 of this report. The following 2004 information has been restated to reflect adjustments to the Original Filing that are further discussed in the “Explanatory Note” included in the forepart of this Form 10−K/A and in Note 1A, “Restatement of Financial Statements” to our consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Form 10−K/A. The statement of operations data for 2001 has been derived from our historical financial statements for that year. The balance sheet data for Solunet Storage Holding Corp. as of December 31, 2002 and for StorNet, Inc. as of September 25, 2002 and December 31, 2001 have been derived from our historical financial statements for those periods. The statement of operations and balance sheet data for 2000 are not available, as StorNet, Inc. was not a reporting company.

The following table (in thousands, except per share data) should be read in conjunction with the consolidated financial statements and associated notes found in Item 15 of this report.

Consolidated Statement of Operations Data	San Holdings, Inc.		Solunet Storage Holding Corp. (1)	StorNet, Inc. (2)
	Years Ended December 31,		Sept. 26, 2002 to	Jan. 1, 2002 to	Year ended December 31,
	2004	2003 (1)	Dec. 31, 2002	Sept. 25, 2002	2001
	As restated
Total Revenue	$66,158	$55,497	$11,554	$42,446	$97,441
Loss from operations (3)	(3,509)	(5,225)	(5,627)	(9,556)	(19,815)
Net loss (4)	(6,750)	(5,938)	(5,813)	(10,362)	(22,012)
Basic and diluted loss per share	$(0.08)	$(0.12)	$(0.29)	$(0.52)	$(1.24)

Balance Sheet Data:
Working capital (deficit)	(16,029)	(12,225)	(2,038)	(32,876)	(24,873)
Total assets	53,272	60,469	12,320	10,997	25,626
Total long-term debt	--	--	4,000	--	63
Total stockholders’ equity (deficit)	19,767	24,048	(4,813)	(32,087)	(21,726)

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

Supplementary Data - Quarterly Financial Information (Unaudited)

The consolidated results of operations on a quarterly basis were as follows (in thousands, except per share amounts). The following 2004 information has been restated to reflect adjustments to the Original Filing that are further discussed in the “Explanatory Note” included in the forepart of this Form 10−K/A and in Note 1A, “Restatement of Financial Statements” to our consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Form 10−K/A.

	For the three months ended
2004	March 31	June 30	Sept. 30	Dec. 31
Net sales	$16,839	$15,248	$17,965	$16,106
Gross Profit	4,122	3,119	4,064	3,295
Net loss - as restated	(484)	(1,572)	(308)	(4,386)	(1)
Net loss per share, basic and diluted	(0.01)	(0.02)	--	(0.04)

2003 (2)
Net sales	7,146	17,382	15,969	15,000
Gross Profit	1,554	4,299	3,952	3,686
Net loss	(1,440)	(3,529)	(373)	(596)
Net loss per share, basic and diluted	(0.07)	(0.06)	(0.01)	(0.01)

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

The fourth quarter of 2004 also includes approximately $850,000 of expenses related to closed office and employee severance. Of this amount, approximately $500,000 was an accrual for remaining lease and severance agreements to be paid in 2005 and 2006.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

We have restated our consolidated financial statements as of and for the year ended December 31, 2004. In addition, certain disclosures in Notes 2, 3, and 6 to the consolidated financial statements included in Part IV, Item 15 of this report have been restated to reflect the restatement adjustments.

As previously disclosed on our Current Report on Form 8-K filed on November 17, 2005, during the September 2005 quarter, we initiated a project to prepare stand-alone financial statements for audit of our EarthWhere business. We believe that this is an important step in further supporting the growth opportunities of that business. Beginning in 2003, the Company capitalized certain software development costs related to its EarthWhere geospatial imaging software in accordance with SFAS 86. As all of the Company’s capitalized software costs pertain to the EarthWhere business, such costs are considered to be material to the total assets of that business unit, but were not considered material to the total assets of the Company as a whole as of December 31, 2003 or December 31, 2004. As we undertook this project, we determined that the assumptions and evidential matter that the Company had used in capitalization of software development costs during 2003 and 2004 did not provide sufficient “contemporaneous documentation” to support capitalization.

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

The restatement reflects the expensing of certain software development costs in 2004 related to the Company’s proprietary software that were capitalized on the Company’s original filings for the 2004 periods referred to above. The Company is not restating its 2003 financial statements due to the immateriality of the impact to both 2003 and 2005.

The primary impact of the restatement on the consolidated balance sheet at December 31, 2004 was to decrease the capitalized software asset and increase the accumulated deficit by $465,000. The impact on the statement of operations for the year ended December 31, 2004 was to increase selling, general and administrative (SG&A) expense and increase the net loss for the year by the same amount. The restatement had no impact on cash balances. The impact of the restatement on the consolidated statement of operations, balance sheet, statement of stockholders’ equity and statement of cash flows is shown in tables included in Note 1A to the consolidated financial statements contained in this report.

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

Capital investment in IT has been generally depressed since the expansion in 2000. In addition, in the storage sector, a rapid pace of technological change has put additional pressure on new project revenues and product re-sale margins. Disk prices have continued to fall through the introduction of new technologies and improved manufacturing techniques. This has created margin pressures in the market for disk products and applied derivative pressure on tape and tape related product sales. The price per unit volume of general data storage capacity has continued to trend downward. IDC Corp.’s “Worldwide Disk Storage System Tracker” reported December quarter 2004 results as 1% revenue growth and 57.7% capacity growth year on year. The software offerings for traditional functions such as backup and recovery have increased in number and improved in functionality, again increasing downward pricing pressure.

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

We are investing at significant levels in continued product development, which we expect will be necessary to continue to maintain a competitive position. We capitalize software development costs according to accounting principles generally accepted in the United States (“US GAAP”). In 2004, we capitalized $53,000 of software costs related to the development and production of EarthWhere™, and expensed $536,000 in research and development costs related thereto.

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

In this report or in our other reports filed with the SEC, we at times make reference to “EBITDA,” which is a non-US GAAP measure. Unless otherwise defined in a specific report, “EBITDA” consists of net income computed in accordance with US GAAP excluding the effects of depreciation and amortization, interest and taxes. Management believes that EBITDA may be useful to investors in assessing SANZ’ near-term performance because it excludes the impact of depreciation, amortization and similar costs (or recoveries) related to prior investments, and because depreciation and amortization are not controllable in the current period. Although it is a widely recognized measure, EBITDA is not meant to be considered a substitute or replacement for net income as computed in accordance with US GAAP. In addition, our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with US GAAP. The accounting policies most fundamental to understanding our financial statements are those relating to recognition of revenue, to our use of estimates, to the capitalization of software development costs and those relating to the impairment testing of goodwill and intangible assets.

Revenue Recognition

The Company recognizes revenue from the design, installation and support of data storage solutions, which may include hardware, software and services. The Company’s revenue recognition policies are based on the guidance in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), in conjunction with Emerging Issues Task Force (“EITF”) Issue Number 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The Company recognizes revenue when:

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

Operating Expenses. Our operating expenses for 2004 were $18.1 million. Of this amount, $15.5 million consists of selling, general and administrative expenses (“SG&A”) and $1.4 million consists of depreciation and amortization. The remaining $1.2 million of expense represents amounts paid in 2004 and charges for future payments required in 2005 and 2006 related to regional office closures and severance costs associated with the reduction in force during 2004 of various management personnel. Excluding the severance and closed office expense, operating expenses were $16.9 million.

The total operating expense of $18.1 million in 2004 represents a decrease of $0.6 million from the $18.7 million of total operating expenses recorded in 2003. The 2003 amount includes $15.5 million of SG&A expenses, $2.0 million of expense relating directly to the acquisition of Solunet Storage, and $1.2 million of depreciation and amortization. Excluding the acquisition-related expense, 2003 operating expenses were $16.7 million.

On a pro forma basis, excluding all acquisition related expenses for both SANZ and Solunet Storage, operating expense in 2003 was $18.9 million. The 2004 operating expenses of $18.1 million represent a decrease of $0.8 million, or 4%, as compared to 2003 pro forma operating expenses. This decrease is a result of personnel reductions made after the combination of the two companies, particularly in areas such as finance, sales support, back-office administration, engineering and management, where we had duplicate and/or redundant positions. Total headcount at December 31, 2004 was 101, as compared to total headcount at December 31, 2003 of 112. In addition, in 2004 we closed three regional offices, concentrating our resources in regions where we believe we have greater sales potential.

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

Liquidity and Capital Resources

Liquidity

Our consolidated financial statements as presented in “Item 15. Exhibits and Financial Statement Schedules — Financial Statements” have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception and have incurred a net loss of $6,750,000 for the year ended December 31, 2004. In addition, as of December 31, 2004, we have negative working capital (current liabilities in excess of current assets) of $16,029,000. Accordingly, the recoverability of a major portion of the recorded asset amounts as of December 31, 2004 is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

As of December 31, 2004, we had approximately $2.9 million of undrawn availability in the aggregate on our Wells Fargo and Harris Trust lines of credit. While availability on our lines of credit with Harris Trust is not subject to asset levels, borrowing under our line of credit with Wells Fargo is dependent at any time on our having adequate eligible accounts receivable to support borrowings. Although we generated positive earnings before interest, taxes, depreciation and amortization or EBITDA, during the first and third quarters of 2004, we recorded negative EBITDA for 2004. We must achieve either greater gross profits, or a continued reduction of operating expenses, or a combination of both, if we are to achieve true and sustained profitability.

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

For the year ended December 31, 2004, our operating activities used $887,000 of cash, compared to $3.9 million of cash used in operating activities during 2003. Significant uses of cash from operations for 2004 were: (1) the net loss incurred during the year of $6.8 million, of which nearly $4.0 million was non-cash expense, (2) a decrease in our accounts payable of $0.7 million, due to lower trade purchases related to lower invoicing in December 2004 as compared to December 2003, partially offset by increased lines of credit with significant vendors during the year. In addition, cash from operations in 2004 was increased by a reduction in our accounts receivable of $2.1 million, due to improved collection efforts in 2004 and lower invoicing in December 2004 as compared to December 2003. Cash from operations was also increased by a decrease in inventory of $0.6 million, primarily due to the timing of shipments of in-transit inventory.

Cash used in investing activities was $0.4 million in 2004, as compared to $0.5 million in 2003. For 2004, we expended $372,000 for the purchase of property and equipment, and $53,000 for the capitalization of costs for software developed for resale, discussed further below under the section “Capital Expenditures.”

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

Capital Expenditures

During the years ended December 31, 2004 and 2003, we purchased approximately $372,000 and $121,000, respectively, of property and equipment for cash. For 2005, we anticipate spending in the range of $200,000 - $300,000 on property and equipment. During 2004 and 2003 we also invested approximately $53,000 and $207,000, respectively, in capitalized software development costs. We expect to capitalize additional software development costs in 2005 of approximately $1.0 million. We expect to fund these capital expenditures from cash, which in turn will be from our line of credit borrowings.

Contractual Obligations

We are committed to make payments on certain long-term obligations and accrued liabilities. Our cash payments due under contractual obligations as of December 31, 2004 are as follows:

Cash payment obligations (due by period) (In thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	Total

Line of credit obligations (1)	$14,459	$--	$--	$14,459
Operating lease obligations (operating locations)	419	459	4	882
Closed office obligations (2)	241	84	--	325
Severance (3)	285	--	--	285
	$15,404	$543	$4	$15,951

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

Seasonality

Historically, we have not experienced significant seasonality in our business, although our revenue is subject to fluctuation due to government and commercial purchasing cycles as described in “Item 1. Business — Investment Considerations.”

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

Item 8. Financial Statements and Supplementary Data

The financial statements required pursuant to this item are included in Part IV of this report and begin on page F-1. The supplementary financial information required by this item is included in “Item 6. Selected Financial Data—Supplementary Data—Quarterly Financial Information (Unaudited).”

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. This evaluation included consideration of the restatements described in Note 1A to the Company’s audited consolidated financial statements included in Part IV, Item 15 of this report further described below. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

As previously disclosed on our Current Report on Form 8-K filed on November 17, 2005, during the September 2005 quarter, we initiated a project to prepare stand-alone financial statements for audit of our EarthWhere business. As we undertook this project, we determined that the assumptions and evidential matter that the Company had used in capitalization of software development costs during 2003 and 2004 did not provide sufficient “contemporaneous documentation” to support capitalization.

As disclosed in Note 1A to the Company’s audited consolidated financial statements included in Part IV, Item 15 of this report, the Company is restating its financial statements for December 31, 2004 and the interim financial statements as of and for the quarter and six months ended June 30, 2004, as of and for the quarter and nine months ended September 30, 2004, for the quarter ended December 31, 2004 and as of March 31, 2005 and June 30, 2005. Management believes that the control deficiency of insufficient contemporaneous documentation to support capitalization of software development costs that led to this restatement is a “significant deficiency,” as defined under standards established by the Public Companies Accounting Oversight Board. Management has reported this significant deficiency to the audit committee in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. Management believes that it has corrected this significant deficiency by reviewing and revising our methodologies and assumptions for capitalizing software development costs and providing contemporaneous documentation for such costs.

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

C. Daryl Hollis, Age 61, Director and Chairman of the Audit Committee since April 2004. Mr. Hollis, a certified public accountant, has been a business consultant since 1998. He has served in the past as Executive Vice President and Chief Financial Officer of The Panda Project, Inc., a developer, manufacturer and marketer of proprietary semiconductor packaging and interconnect devices, and as Senior Vice President and Chief Financial Officer of Pointe Financial Corporation, a bank holding company. Mr. Hollis was also a partner with Ernst & Young LLP from 1977 through 1990. Additionally, he currently serves as a director and chairs the audit committee of four other publicly held companies: Medical Staffing Network Holdings, Inc.; Northland Cranberries, Inc.; Catalina Lighting, Inc.; and LOUD Technologies, Inc.

George R. Rea, Age 66, Director and member of the Audit Committee since April 2004. Mr. Rea is currently a business consultant. Mr. Rea has held various senior management positions in several high technology companies, retiring as executive vice president of Conner Peripherals (NYSE) in 1994. Since retiring, Mr. Rea has served as a business consultant and as a director of private and public companies in high technology and other industries. Currently he is a director of the following public companies: Catalina Lighting, Inc.; Northland Cranberries, Inc.; and LOUD Technologies, Inc.

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

Based solely on a review of copies of Forms 3, 4 and 5, and the amendments thereto, received by us for the year ended December 31, 2004, or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, we believe that during the year ended December 31, 2004, all filing requirements were complied with by our executive officers, directors and beneficial owners of more than 10% of our stock, except with respect to the following: (1) Robert C. Ogden, an officer, was late in filing certain reports under Section 16 of the Securities Exchange Act. Mr. Ogden did not timely file a Form 3 - Initial Statement of Beneficial Ownership of Securities and did not timely file a Form 4 - Statement of Changes in Beneficial Ownership - to report the grant of options to him in October 2004; and (2) John Jenkins, an officer and director, filed an amended Form 4 on March 2, 2005 for a correction of the amount of securities beneficially owned related to a purchase of SANZ common shares on August 19, 2004.

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

Name	Number of Securities Underlying Options/ SARs granted (#)	Percent of total options/ SARs granted to employees in fiscal year (%)	Exercise or base price ($/Sh)	Expiration date
John Jenkins	-0-	--%	$ --	--
Robert C. Ogden	250,000	8.3%	$ 0.42	06/23/2014
	100,000	3.3%	$ 0.38	10/11/2014
Michael J. Phelan	-0-	--%	$ --	--
Chris Wilkes	-0-	--%	$ --	--

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

We have a three year employment agreement with John Jenkins, our CEO, which requires us to continue paying his salary for a period of 12 months following termination of employment in the following cases:

●	if he terminates his employment within 90 days following specified change of control events;
●	if he terminates his employment due to our material change of his employment conditions; or
●	if we terminate his employment agreement other than for cause.

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

Item 14. Principal Accountant Fees and Services

The following table shows the fees that the Company incurred for audit and other services provided by Grant Thornton LLP (“Grant Thornton”):

(In thousands)	2004	2003

Audit Fees	$ 160	$ 470
Audit-Related Fees	--	--
Tax Fees	44	37
All Other Fees	--	--

Total	$ 204	$ 507

Audit Fees. This category includes the audit of the Company’s annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of annual “management letter” on internal control matters. For 2004, the amount stated includes the audit and quarterly reviews of SAN Holdings, Inc. for the year ended December 31, 2004. For 2003, the amount stated includes (a) $365,000 for the audits of StorNet, Inc. for the year ended December 31, 2001 and the nine month period ended September 25, 2002, and the audit of Solunet Storage Holding Corp. for the period from September 26 through December 31, 2002; and (b) $105,000 for the audit and quarterly reviews of SAN Holdings, Inc. for the year ended December 31, 2003.

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

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a) The financial statements, financial statement schedules and exhibits listed below are filed as part of this Annual Report on Form 10-K.

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets, December 31, 2004 (as restated) and December 31, 2003	F-2
Consolidated Statements of Operations for the Years ended December 31, 2004 (as restated) and December 31, 2003	F-3
Consolidated Statement of Operations for Solunet Storage Holding Corp. (accounting predecessor to SAN Holdings, Inc.) for the period from September 26, 2002 (inception) through December 31, 2002	F-4

Statement of Discontinued Operations - Liquidation Basis for StorNet, Inc. (accounting predecessor to Solunet Storage Holding Corp. and SAN Holdings, Inc.) for the period from January 1, 2002 though September 25, 2002
F-5

Consolidated Statements of Stockholders’ Equity for San Holdings, Inc. for the Years ended December 31, 2004 (as restated) and December 31, 2003 and for Solunet Storage Holding Corp. (accounting predecessor to SAN Holdings, Inc.) for the period from September 26, 2002 (inception) through December 31, 2002
F-6

Statement of Stockholders' Deficit - Liquidation Basis for StorNet, Inc. (accounting predecessor to Solunet Storage Holding Corp. and SAN Holdings, Inc.) for the period from January 1, 2002 through September 25, 2002
F-7
Consolidated Statements of Cash Flows for the Years ended December 31, 2004 (as restated) and December 31, 2003	F-8
Consolidated Statement of Cash Flows for Solunet Storage Holding Corp. (accounting predecessor to SAN Holdings, Inc.) for the period from September 26, 2002 (inception) through December 31, 2002	F-10

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

As discussed in Note 1A, the financial statements as of and for the year ended December 31, 2004 have been restated to account for software costs in accordance with accounting principles generally accepted in the United States of America.

/s/GRANT THORNTON, LLP

Denver, Colorado
March 30, 2005 (except for Note 1A, as to which the date is December 19, 2005)

SAN Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
ASSETS	2004	2003
	As restated
Current assets
Cash and cash equivalents	$486	$3,792
Accounts receivable, net of allowance for doubtful accounts of $140 and $336, respectively	13,097	15,212
Inventories, net of valuation allowance of $137 and $707, respectively	467	1,427
Deferred maintenance contracts	2,914	2,629
Prepaid expenses and other current assets	512	1,136
Total current assets	17,476	24,196

Property and equipment, net	1,005	1,014
Capitalized software, net	194	241
Goodwill	32,008	32,008
Intangible assets, net	2,205	2,820
Other assets	384	190
Total long-term assets	35,796	36,273

TOTAL ASSETS	$53,272	$60,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

Lines of credit
Wells Fargo Business Credit, Inc.	$6,759	$8,253
Harris Trust and Savings Bank	7,700	8,200
Accounts payable	12,453	13,145
Accrued expenses	2,651	2,801
Deferred revenue	3,942	4,022
Total current liabilities	33,505	36,421

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock: Series A; no par value; 8,000 shares authorized; -0- shares issued and outstanding, respectively	--	--
Preferred stock; Series B; no par value; 2,000 shares authorized; -0- and 748.07306 shares issued and outstanding, respectively	--	12,718
Common stock; no par value, 200,000,000 and 75,000,000 shares authorized, respectively; 95,811,278 and 58,407,625 shares issued and outstanding, respectively	32,577	19,859
Warrants	5,691	3,222
Accumulated deficit	(18,501)	(11,751)
Total stockholders’ equity	19,767	24,048

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,272	$60,469

The accompanying notes are an integral part of the financial statements.

SAN Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,
	2004	2003
	As restated
Revenue
Sales of hardware, software and services	$58,370	$49,730
Maintenance services	6,910	4,950
Maintenance contract fees, net	878	817
Total revenue	66,158	55,497

Cost of revenue	51,558	42,006

Gross profit	14,600	13,491

Operating expenses
Selling, general and administrative	15,443	15,511
Severance and closed office expense	1,226	--
Acquisition-related costs	34	1,987
Depreciation and amortization	1,406	1,218
Total operating expenses	18,109	18,716

Loss from operations	(3,509)	(5,225)

Other income (expense)
Interest expense	(1,221)	(817)
Charge for warrant issued to related party for debt guaranty	(2,469)	--
Other income (expense)	121	(11)

Loss before income taxes	(7,078)	(6,053)

Income tax benefit	328	115

Net loss	$(6,750)	$(5,938)

Basic and diluted net loss per share	$(0.08)	$(0.12)

Weighted average shares outstanding - basic and diluted	86,254,827	48,899,805

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

SAN Holdings, Inc.
Solunet Storage Holding Corp. (accounting predecessor to SAN Holdings, Inc.)
Consolidated Statements of Stockholders’ Equity
For the Period from September 26, 2002 (inception of Solunet Storage Holding Corp.) through December 31, 2004
(In thousands, except share data)

	Series B Preferred Stock		Common Stock		Warrants	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balances, September 26, 2002	--	$--	20,000,000	$1,000	$--	$--	$1,000

Net loss for the period						(5,813)	(5,813)

Balances, December 31, 2002		--	20,000,000	1,000		(5,813)	(4,813)

Reverse acquisition (Note 4)	748.07306	12,718	38,269,102	18,859	3,222		34,799

Cash-less exercise of warrants			138,523				--

Net loss for the year						(5,938)	(5,938)

Balances, December 31, 2003	748.07306	12,718	58,407,625	19,859	3,222	(11,751)	24,048

Conversion of Series B preferred stock to common stock	(748.07306)	(12,718)	37,403,653	12,718			--

Charge for warrant issued to related party for debt guaranty					2,469		2,469

Net loss for the year - as restated						(6,750)	(6,750)

Balances, December 31, 2004 – as restated	--	$--	95,811,278	$32,577	$5,691	$(18,501)	$19,767

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

SAN HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2004	2003
	As restated
Cash flows from operating activities:
Net loss	$(6,750)	$(5,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,406	1,218
Charge for warrant issued to related party for debt guaranty	2,469	--
Loss on disposal of property and equipment	113	--
Changes in operating assets and liabilities:
Accounts receivable	2,115	(1,246)
Inventories	608	243
Deferred maintenance contracts	(285)	(1,802)
Prepaid expenses and other current assets	624	(807)
Other assets	(265)	(17)
Accounts payable	(692)	2,794
Accrued expenses	(150)	463
Deferred revenue	(80)	1,238
Net cash used in operating activities	(887)	(3,854)

Cash flows from investing activities:
Purchase of property and equipment, net	(372)	(121)
Acquisition costs, net of cash acquired	--	(188)
Capitalized software costs	(53)	(207)
Net cash used in investing activities	(425)	(516)

Cash flows from financing activities:
Net borrowings (payments) on line of credit - Harris Trust & Savings	(500)	8,200
Net borrowings (payments) on line of credit - Wells Fargo Business Credit	(1,494)	6,633
Net borrowings (payments) on other borrowings	--	(6,832)
Decrease in restricted cash	--	148
Net cash provided by (used in) financing activities	(1,994)	8,149

Net increase (decrease) in cash and cash equivalents	(3,306)	3,779

Cash and cash equivalents at beginning of year	3,792	13

Cash and cash equivalents at end of year	$486	$3,792

Supplemental disclosure of other cash flow information:
Interest paid	$1,193	$879

The accompanying notes are an integral part of the financial statements.

SAN HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2004	2003
Supplemental disclosure of non-cash investing and financing activities:

Transfer of inventory to property and equipment	$352	$--

Conversion of note payable and accrued interest to common stock	$--	$4,100

Significant acquisition:

Fair value of assets acquired	$--	$42,096
Purchase price transaction costs paid		(505)
Purchase price transaction costs accrued		(430)
Common stock exchanged		(14,759)
Preferred stock issued		(12,718)
Warrants issued		(3,222)

Liabilities assumed	$--	$(10,462)

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

NOTE 1A - RESTATEMENT OF FINANCIAL STATEMENTS

We have restated our consolidated financial statements as of and for the year ended December 31, 2004. In addition, certain disclosures in Notes 2, 3, and 6 to the consolidated financial statements contained in this report have been restated to reflect the restatement adjustments.

As previously disclosed on our Current Report on Form 8-K filed on November 17, 2005, during the September 2005 quarter, we initiated a project to prepare stand-alone financial statements for audit of our EarthWhere™ (“EarthWhere”) business. We believe that this is an important step in further supporting the growth opportunities of that business. Beginning in 2003, the Company capitalized certain software development costs related to its EarthWhere geospatial imaging software in accordance with Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” (“SFAS 86”). As all of the Company’s capitalized software costs pertain to the EarthWhere business, such costs are considered to be material to the total assets of that business unit, but were not considered material to the total assets of the Company as a whole as of December 31, 2003 or December 31, 2004. As we undertook this project, we determined that the assumptions and evidential matter that the Company had used in capitalization of software development costs during 2003 and 2004 did not provide sufficient “contemporaneous documentation” to support capitalization.

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

The restatement reflects the expensing of certain software development costs in 2004 related to the Company’s proprietary software that were capitalized on the Company’s original filings for the 2004 periods referred to above. The Company is not restating its 2003 financial statements due to the immateriality of the impact to both 2003 and 2005.

The primary impact of the restatement on the consolidated balance sheet at December 31, 2004 was to decrease the capitalized software asset and increase the accumulated deficit by $465,000. The impact on the statement of operations for the year ended December 31, 2004 was to increase selling, general and administrative (“SG&A”) expense and increase the net loss for the year by the same amount. The restatement had no impact on cash balances. The impact of the restatement on the consolidated statement of operations, balance sheet, statement of stockholders’ equity and statement of cash flows is shown in the following tables:

Balance Sheet Data
(in thousands)	As reported	Adjustment	As restated

December 31, 2004
Capitalized software, net	$659	$(465)	$194
Total long-term assets	36,261	(465)	35,796
Total stockholders' equity	$20,232	$(465)	$19,767

Statement of Operations Data
(in thousands, except per share data)	As reported	Adjustment	As restated

For the year ended December 31, 2004
Selling, general and administrative expenses	$14,987	$456	$15,443
Depreciation and amortization	1,397	9	1,406
Loss from operations	(3,044)	(465)	(3,509)
Net loss	(6,285)	(465)	(6,750)
Basic and diluted net loss per share	$(0.07)	$(0.01)	$(0.08)

Statement of Stockholders’ Equity Data
(in thousands)	As reported	Adjustment	As restated

December 31, 2004
Net loss for the year	$(6,285)	$(465)	$(6,750)
Total accumulated deficit	(18,036)	(465)	(18,501)
Total stockholders’ equity	$20,232	(465)	$19,767

Statement of Cash Flows Data
(in thousands)	As reported	Adjustment	As restated

December 31, 2004
Net cash used in operating activities	$(431)	$(456)	$(887)
Net cash used in investing activities	(881)	456	(425)
Cash and cash equivalents at end of year	$486	--	$486

NOTE 2 - FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“US GAAP”), which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception and have incurred a net loss of $6,750,000 for the year ended December 31, 2004. In addition, as of December 31, 2004, we have negative working capital (current liabilities in excess of current assets) of $16,029,000. Accordingly, the recoverability of a major portion of the recorded asset amounts as of December 31, 2004 is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

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

For the years ended December 31, 2004, 2003 and 2002, the Company capitalized software development costs of $53,000, $207,000 and $-0-, respectively. Additionally, the Company expensed research and development costs related thereto of $536,000, $125,000, and $-0-, for the aforementioned years, respectively.

Capitalized software costs are amortized on a product-by-product basis over their expected useful life, which is generally three years. The annual amortization related to software to be sold is the greater of the amount computed using (a) the ratio that current gross revenue for a product compares to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product. Amortization expense related to capitalized software costs totaled $100,000, $64,000 and $-0- for the years ended December 31, 2004, 2003 and 2002, respectively.

(In thousands)	December 31
	2004	2003
	As restated

Capitalized software costs	$358	$305

Less: accumulated amortization	(164)	(64)

	$194	$241

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible net assets relating to business acquisitions. The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which it adopted January 1, 2002. SFAS 142 requires that goodwill no longer be amortized but instead that it be tested for impairment at least annually. For purposes of testing for goodwill impairment, the Company has determined that it has one reporting unit.

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

The following table illustrates the effect on net loss and net loss per share for the years ended December 31, 2004 and 2003 if the Company had applied the fair-value based method of FAS 123 to stock-based compensation:

(In thousands, except for per share data)	Year ended December 31,
	2004	2003
	As restated

Net loss, as reported	$(6,750)	$(5,938)

Deduct, Total stock-based compensation expense determined under fair-value based method, net of related tax effects	(889)	(2,290)

Pro forma net loss	$(7,639)	$(8,228)

Basic and diluted net loss per share:
As reported	$(0.08)	$(0.12)
Pro forma	$(0.09)	$(0.17)

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

(In thousands, except per share data)	Years ended December 31,
	2003		2002
Pro forma results of operations:	(Unaudited)		(Unaudited)

Revenue	$63,029		$87,003
Net loss	$(6,032)	(1)	$(19,056)	(2)
Net loss per share	$(0.10)		$(0.33)

(1)	Includes reduction in acquisition-related expenses in the amount of $1,127,000 for fees paid to investment bankers and severance payments that were contractually triggered by the business combination.
(2)	Includes a net reduction of $150,000 in operating expenses for additional expense of $70,000 for amortization of intangibles and a reduction in depreciation of $220,000.

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

For the years ended December 31, 2004 and 2003 and the period from September 26 through December 31, 2002 (the period from Solunet Storage’s Inception through December 31, 2002), total income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as follows:

(In thousands)	Year ended	Year ended	Period from September 26 through
	December 31, 2004	December 31, 2003	December 31, 2002
	As restated

Income tax benefit at federal statutory rate	$(2,407)	$(2,119)	$(1,975)
State income tax benefit, net of federal benefit	(75)	(117)	--
Federal income tax refund	(328)	(115)	--
Warrant charge for debt guaranty	839	--	--
Nondeductible items	19	28	6
Valuation allowance	1,624	2,208	1,969

	$(328)	$(115)	$-

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and their basis for financial reporting purposes, and for operating loss carryforwards. Temporary differences that give rise to deferred tax assets and liabilities are as follows:

(In thousands)	December 31,
	2004	2003
	As restated
Deferred tax assets:
Current:
Accounts receivable reserves	$49	$118
Inventory reserves	48	247
Accrued expenses	316	150
Other	(24)	621
Non-current
Net operating loss carryforwards	13,124	11,400
Intangible assets	421	272
Property and equipment	(95)	--
Total deferred tax assets	13,839	12,808

Deferred tax liabilities	--	(84)

Valuation allowance	(13,839)	(12,724)

Net deferred tax asset	$--	$--

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

The following table summarizes the accrued severance and closed office activity during 2004:

Accrued Liability (in thousands)	Balance at 12/31/03	2004 Payments	2004 Accruals	Balance at 12/31/04	Scheduled Payments
					2005	2006
Severance	$ 286	$ 217	$ 216	$ 285	$ 285	$ --
Closed Offices	105	59	279	325	241	84
TOTAL	$ 391	$ 276	$ 495	$ 610	$ 526	$ 84

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

The following table summarizes warrant activity for the three years ended December 31, 2004, 2003 and 2002, respectively (in thousands, except per share data):

	Number of Shares Underlying Warrants	Weighted Average Exercise Price

Outstanding at January 1, 2002	6,993	1.13

Granted	506	0.69
Forfeited	(150)	8.95
Outstanding at December 31, 2002	7,349	$0.94

Granted	21,526	0.90	*
Exercised	(195)	0.63
Forfeited	(1,506)	1.25
Outstanding at December 31, 2003	27,174	$0.91	*

Granted	7,716	--
Forfeited	(7,696)	1.31
Outstanding at December 31, 2004	27,194	$0.47	*

Exercisable at December 31, 2002	7,349	$0.94

Exercisable at December 31, 2003	8,644	$0.91	*

Exercisable at December 31, 2004	13,827	$0.29	*

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

10.07
Ninth Amendment, dated March 29, 2005, to Credit and Security Agreement by and between the Registrant (f/k/a Storage Area Networks, Inc.) and Wells Fargo Business Credit, Inc. Incorporated by reference to Exhibit 10.07 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.

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

10.19
Fourth Amendment, dated November 26, 2003, to SAN Holdings Inc. - Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.

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

Exhibit Number	Description

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

22.01	List of Subsidiaries. Incorporated by reference to Exhibit 22.01 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.
23.01	Consent of Grant Thornton LLP. #
31.01	CEO Certification pursuant to Rule 13a-14(a)/15(d)-14(a). #
31.02	CFO Certification pursuant to Rule 13a-14(a)/15(d)-14(a). #
32.01	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).#
32.02	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).#
99.01	Reconciliation of EBITDA to Net Loss.#

___________ # Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN Holdings, Inc. (Registrant)

Date: December 16, 2005	By:	/s/ John Jenkins

John Jenkins Chief Executive Officer

Date: December 16, 2005	By:	/s/ Robert C. Ogden

Robert C. Ogden Chief Financial Officer, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 16, 2005	/s/ John Jenkins

John Jenkins, Chairman

Date: December 16, 2005	/s/ Rodger R. Krouse

Rodger R. Krouse, Director

Date: December 16, 2005	/s/ Marc J. Leder

Marc J. Leder, Director

Date: December 16, 2005	/s/ Clarence E. Terry

Clarence E. Terry, Director

Date: December 16, 2005	/s/ M. Steven Liff

M. Steven Liff, Director

Date: December 16, 2005	/s/ Stephen G. Marble

Stephen G. Marble, Director

Date: December 16, 2005	/s/ Gary F. Holloway

Gary F. Holloway, Director

Date: December 16, 2005	/s/ C. Daryl Hollis

C. Daryl Hollis, Director

Date: December 16, 2005	/s/ George R. Rea

George R. Rea, Director