Form 10-Q/A
period 2005-03-31
SAN HOLDINGS INC
filed 2005-12-20
CIK 799097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☒            No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☒

As of May 6, 2005, 95,811,278 shares of the registrant’s common stock, no par value per share, were outstanding.

SAN HOLDINGS, INC.
EXPLANATORY NOTE

This Amendment No. 1 on Form 10−Q/A (the “Form 10−Q/A”) to the Quarterly Report on Form 10−Q for SAN Holdings, Inc. for the period ended March 31, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2005 (the “Original Filing”), is being filed to report restated comparative 2004 financial information and the effects of the 2004 restatement on the March 31, 2005 balance sheet.

As previously disclosed in filings made with the SEC, San Holdings, Inc. (“SANZ,” the “Company” or “we”) is restating its consolidated financial statements for the year 2004. During the September 2005 quarter, we initiated a project to prepare stand-alone financial statements for audit of our EarthWhere™ (“EarthWhere”) business. Beginning in 2003, the Company capitalized certain software development costs related to its EarthWhere geospatial imaging software in accordance with Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” (“SFAS 86”). As all of the Company’s capitalized software costs pertain to the EarthWhere business, such costs are considered to be material to the total assets of that business unit, but were not considered material to the total assets of the Company as a whole as of December 31, 2003 or December 31, 2004. As we undertook this project, we determined that the assumptions and evidential matter that the Company had used in capitalization of software development costs during 2003 and 2004 did not provide sufficient “contemporaneous documentation” to support capitalization.

As a result, on November 14, 2005, the Board of Directors of the Company in consultation with management concluded that the Company’s financial statements as of and for the year ended December 31, 2004 and the interim financial statements as of and for the quarter and six months ended June 30, 2004, as of and for the quarter and nine months ended September 30, 2004, for the quarter ended December 31, 2004 and as of March 31, 2005 and June 30, 2005 should not be relied upon. The restatement reflects the expensing of certain software development costs in 2004 related to the Company’s proprietary software that were capitalized on the Company’s previously reported financial statements for the 2004 periods referred to above. For a more detailed description of the effects of the restatement, see Note 1, “Basis of Presentation—Restatement” to the accompanying unaudited consolidated financial statements in Part I, Item 1 of this report.

Concurrently with the filing of this Form 10−Q/A, the Company is also filing Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 to reflect restatements of the Company’s consolidated balance sheet as of December 31, 2004 and the Company’s consolidated statements of operations, cash flows and stockholders’ equity for the year ended December 31, 2004 and the notes related thereto, and restated 2005 interim financial statements on Form 10-Q/A for the quarter ended June 30, 2005 to report restated comparative 2004 financial information and the effects of this restatement on the June 30, 2005 balance sheets. The Company is not restating its 2003 financial statements due to the immateriality of the impact to both 2003 and 2005.

For the convenience of the reader, this Form 10−Q/A sets forth the Original Filing in its entirety. However, this Form 10−Q/A only amends and restates Items 1, 2 and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes−Oxley Act of 2002, and are attached as Exhibits 31.01, 31.02, 32.01 and 32.02 to this report.

Except for the foregoing amended information, this Form 10−Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s amended Quarterly Report on Form 10−Q/A for the quarterly period ended June 30, 2005 which is being filed concurrently with the filing of this Form 10−Q/A, and/or the Company’s Quarterly Report on Form 10−Q for the quarterly period ended September 30, 2005, filed on November 21, 2005, and any reports filed with the SEC subsequent to the date of this filing.

The Company has not amended and does not intend to amend its previously filed Quarterly Reports on Form 10−Q for the periods affected by the restatement prior to December 31, 2004. For this reason, the consolidated financial statements and related financial information for the affected periods contained in such reports should no longer be relied upon.

SAN Holdings, Inc.

TABLE OF CONTENTS

Part I: FINANCIAL INFORMATION

Part II: OTHER INFORMATION

Item 6.	Exhibits	20

Signatures		21

Part I. Financial Information

Item 1. Financial Statements

SAN Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except for share data)

	March 31,	December 31,
	2005	2004
ASSETS
	As restated	As restated
Current assets:
Cash and cash equivalents	$1,751	$486
Accounts receivable, net of allowance for doubtful accounts of $114 and $140, respectively	14,572	13,097
Inventories, net of valuation allowance of $154 and $137, respectively	949	467
Deferred maintenance contracts	2,697	2,914
Prepaid expenses and other current assets	758	512
Total current assets	20,727	17,476

Property and equipment, net	903	1,005
Capitalized software, net	354	194
Goodwill	32,008	32,008
Intangible assets, net	2,051	2,205
Other assets	387	384
Total long-term assets	35,703	35,796

TOTAL ASSETS	$56,430	$53,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

Lines of credit:
Wells Fargo Business Credit, Inc.	$9,828	$6,759
Harris Trust and Savings Bank	9,508	7,700
Accounts payable	11,410	12,453
Accrued expenses	2,368	2,651
Deferred revenue	4,013	3,942
Total current liabilities	37,127	33,505

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock; Series A; no par value; 8,000 shares authorized; -0- shares issued and outstanding	--	--
Preferred stock; Series B; no par value; 2,000 shares authorized; -0- shares issued and outstanding	--	--
Common stock; no par value, 200,000,000 shares authorized; 95,811,278 shares issued and outstanding	32,577	32,577
Warrants	6,740	5,691
Accumulated deficit	(20,014)	(18,501)
Total stockholders’ equity	19,303	19,767

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,430	$53,272

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

SAN Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of SAN Holdings, Inc. (“SANZ,” the “Company” or “we”) and its wholly-owned subsidiary, SANZ Inc., and its wholly-owned subsidiary, Solunet Storage, Inc. (“Solunet Storage”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with US GAAP. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 (the “2004 Annual Report on Form 10-K”).

Reclassifications

Certain reclassifications have been made to the prior periods’ balances to conform with current period presentations.

Restatement

We have restated our consolidated financial statements as of and for the year ended December 31, 2004. The purpose of this Form 10−Q/A is to report restated comparative 2004 financial information and the effects of the 2004 restatement on the March 31, 2005 balance sheet. Notes 1 and 2 to the unaudited financial statements as well as Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been amended in this Form 10-Q/A to reflect the effects of the restatement.

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

The primary impact of the restatement on the consolidated balance sheets at December 31, 2004 and at March 31, 2005 was to decrease the capitalized software asset and increase the accumulated deficit by $465,000. For the quarter ended March 31, 2005 there was no effect on loss from operations, net loss or net loss per share. There was also no effect to cash balances or cash flows for the quarter ended March 31, 2005. The impact of the restatement on the consolidated financial statements as of December 31, 2004 and as of March 31, 2005 is shown in the following (unaudited) tables:

Balance Sheet Data
(in thousands)	As reported	Adjustment	As restated

December 31, 2004
Capitalized software, net	$659	$(465)	$194
Total long-term assets	36,261	(465)	35,796
Total stockholders' equity	$20,232	$(465)	$19,767

March 31, 2005
Capitalized software, net	$819	$(465)	$354
Total long-term assets	36,168	(465)	35,703
Total stockholders' equity	$19,768	$(465)	$19,303

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

We have restated our consolidated financial statements as of and for the year ended December 31, 2004. The purpose of this Form 10−Q/A is to report restated comparative 2004 financial information and the effects of the 2004 restatement on the March 31, 2005 balance sheet.

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

The primary impact of the restatement on the consolidated balance sheets at December 31, 2004 and at March 31, 2005 was to decrease the capitalized software asset and increase the accumulated deficit by $465,000. For the quarter ended March 31, 2005 there was no effect on loss from operations, net loss or net loss per share. There was also no effect to cash balances or cash flows for the quarter ended March 31, 2005. The impact of the restatement on the consolidated financial statements as of December 31, 2004 and as of March 31, 2005 is shown in the (unaudited) tables in Note 1 to the unaudited consolidated financial statements included in Part I, Item 1 of this report.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In many but not all cases you can identify forward-looking statements by words such as anticipate “believe,”  “could,”  “estimate,”  “expect,”  “intend,”  “may,”  “plan,”  “potential,”  “should,”  “will” and “would” or the negative of these terms or other similar expressions.  These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future, and are based on information available to us at this time. We assume no obligation to update any of these statements and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Actual events and results could differ materially from our expectations as a result of many factors, including those identified in this Report. We urge you to review and consider those factors, and those identified from time to time in our reports and filings with the SEC, for information about risks and uncertainties that may affect our future results. All forward-looking statements we make after the date of this filing are also qualified by this cautionary statement and identified risks. Additional factors are discussed in the Company’s 2004 Annual Report on Form 10-K and its other reports filed with the SEC, to which reference should be made.

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

First Quarter 2005 Financial Overview

In evaluating our current financial operating performance, we believe, based on feedback from investors, analysts and other users of the Company’s financial information, that earnings before interest, taxes, depreciation and amortization (“EBITDA”) is an appropriate and important financial measure. For the quarter ended March 31, 2005, we generated EBITDA of $238,000 versus $116,000 for the comparable 2004 period. Since EBITDA is a non-GAAP measure, a reconciliation of EBITDA to our reported net losses for the March 2005 and 2004 quarters is provided below.

Reconciliation of Net loss to EBITDA	Three Months Ended
(In thousands)	March 31, 2005	March 31, 2004

Net loss	$(1,513)	$(484)

Interest expense and related charges
Interest expense	347	289
Charge for warrant issued to related party for debt guaranty	1,049	--
Depreciation and amortization	355	311

EBITDA	$238	$116

For the quarter ended March 31, 2005, our loss from operations was $112,000 as compared to $187,000 for the quarter ended March 31, 2004. This represents a 40% decrease quarter over quarter. Importantly, the March 2005 quarter operating loss included a net expense of approximately $244,000 from our EarthWhere™ software business. This represents our increased spending on business development, sales, marketing and technical development in support of our growth objectives for this part of our business. In comparison, the net contribution profit from our storage solutions business (net contribution profit being defined as gross profit from storage solutions revenue less storage solutions direct operating expenses) was approximately $1.2 million for the March 2005 quarter.

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

(In thousands)	For the three months ended March 31,				$ Change	% Change
	2005	% of rev	2004	% of rev	2004 - 2005	2004 - 2005
Revenue
Product sales and vendor supplied services	$12,235	78.9%	$13,957	82.9%	$(1,722)	(12.3)%
Consulting and engineering services	1,257	8.1	1,005	6.0	252	25.1
Maintenance services and contract fees	2,024	13.0	1,877	11.1	147	7.8
Total Revenue	15,516	100.0	16,839	100.0	(1,323)	(7.9)

Gross Profit (% of respective revenue)
Product sales and vendor supplied services	2,642	21.6	2,973	21.3	(331)	(11.1)
Consulting and engineering services	511	40.7	439	43.7	72	16.4
Maintenance services and contract fees	625	30.9	552	29.4	73	13.2
Total Gross Profit	3,778	24.3	3,964	23.5	(186)	(4.7)

Operating expenses
Selling, general and administrative	3,535	22.8	3,840	22.8	(305)	(7.9)
Depreciation and amortization	355	2.3	311	1.8	44	14.1
Total operating expenses	3,890	25.1	4,151	24.7	(261)	(6.3)

Loss from operations	(112)	(0.7)	(187)	(1.1)	75	(40.1)

Other income (expense)
Interest expense	(347)	(2.2)	(289)	(1.7)	(58)	20.1
Charge for warrant issued to related party for debt guaranty	(1,049)	(6.8)	--	0.0	(1,049)	100.0
Other income (expense)	(5)	(0.0)	(8)	(0.0)	3	(37.5)

Net loss	$(1,513)	(9.8)%	$(484)	(2.9)%	$(1,029)	212.6%

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

Operating Expenses.Operating expenses comprise selling, marketing, engineering, and general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. For the three months ended March 31, 2005, SG&A expenses decreased nearly 8% as compared to the same period of the prior year. This decrease is the direct result of cost reduction efforts in SG&A expense (employee reductions and three office closures) implemented in the second half of 2004. This decrease was achieved even as we significantly increased our investment in expanding our geospatial software business. At March 31, 2005 we had 108 total employees, of which 16 were employed in our geospatial business, as compared to 120 total employees at March 31, 2004, of which 8 were dedicated to our geospatial business.

Depreciation and amortization expense for the first quarter of 2005 increased, due to a higher asset base of property and equipment in 2005 as compared to 2004.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. This evaluation included consideration of the restatements described in Note 1 to the Company’s unaudited consolidated financial statements included in Part I, Item 1 of this report further described below. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

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

10.01
Third Amendment to Lease dated as of February 28, 2005 by and between J.B.G./TYCON 2, L.L.C. and SANZ Inc. Incorporated by reference to Exhibit 10.01 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 12, 2005.

10.02
First Lease Amendment dated March 18, 2005 by and between Input/Output, Inc. and SANZ Inc. Incorporated by reference to Exhibit 10.02 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 12, 2005.

10.03
Lease dated as of April 12, 2005 by and between Catlin Properties, Inc. and SANZ Inc. Incorporated by reference to Exhibit 10.03 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 12, 2005.

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
John Jenkins, Chief Executive Officer

Date: December 16, 2005	By:	/s/ Robert C. Ogden
Robert C. Ogden, Chief Financial Officer
(Principal Financial and Accounting Officer)