Form 10-Q/A
period 2005-06-30
SAN HOLDINGS INC
filed 2005-12-20
CIK 799097

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

SAN HOLDINGS, INC.
EXPLANATORY NOTE

This Amendment No. 1 on Form 10−Q/A (the “Form 10−Q/A”) to the Quarterly Report on Form 10−Q for SAN Holdings, Inc. for the period ended June 30, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2005 (the “Original Filing”), is being filed to report restated comparative 2004 financial information and the effects of the 2004 restatement on the June 30, 2005 balance sheet.

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

Concurrently with the filing of this Form 10−Q/A, the Company is also filing Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 to reflect restatements of the Company’s consolidated balance sheet as of December 31, 2004 and the Company’s consolidated statements of operations, cash flows and stockholders’ equity for the year ended December 31, 2004 and the notes related thereto, and restated 2005 interim financial statements on Form 10-Q/A for the quarter ended March 31, 2005 to report restated comparative 2004 financial information and the effects of this restatement on the March 31, 2005 balance sheets. The Company is not restating its 2003 financial statements due to the immateriality of the impact to both 2003 and 2005.

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

Except for the foregoing amended information, this Form 10−Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s Quarterly Report on Form 10−Q for the quarterly period ended September 30, 2005, filed on November 21, 2005, and any reports filed with the SEC subsequent to the date of this filing.

The Company has not amended and does not intend to amend its previously filed Quarterly Reports on Form 10−Q for the periods affected by the restatement prior to December 31, 2004. For this reason, the consolidated financial statements and related financial information for the affected periods contained in such reports should no longer be relied upon.

SAN Holdings, Inc.

TABLE OF CONTENTS

Part I: FINANCIAL INFORMATION

Part II: OTHER INFORMATION

Item 6.	Exhibits	24

Signatures		25

Part I. Financial Information

Item 1. Financial Statements

SAN Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except for share data)

	June 30,	December 31,
	2005	2004
ASSETS	As restated	As restated

Current assets:
Cash and cash equivalents	$73	$486
Accounts receivable, net of allowance for doubtful accounts of $119 and $140, respectively	10,626	13,097
Inventories, net of valuation allowance of $85 and $137, respectively	354	467
Deferred maintenance contracts	2,671	2,914
Prepaid expenses and other current assets	1,047	512
Total current assets	14,771	17,476

Property and equipment, net	819	1,005
Capitalized software, net	598	194
Goodwill	32,008	32,008
Intangible assets, net	1,946	2,205
Other assets	403	384
Total long-term assets	35,774	35,796

TOTAL ASSETS	$50,545	$53,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

Lines of credit:
Wells Fargo Business Credit, Inc.	$3,588	$6,759
Harris N.A.	11,500	7,700
Accounts payable	11,069	12,453
Accrued expenses	2,092	2,651
Deferred revenue	4,033	3,942
Total current liabilities	32,282	33,505

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock; Series A; no par value; 8,000 shares authorized; -0- shares issued and outstanding	--	--
Preferred stock; Series B; no par value; 2,000 shares authorized; -0- shares issued and outstanding	--	--
Common stock; no par value, 200,000,000 shares authorized; 95,811,278 shares issued and outstanding	32,577	32,577
Warrants	7,260	5,691
Accumulated deficit	(21,574)	(18,501)
Total stockholders’ equity	18,263	19,767

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,545	$53,272

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		As restated		As restated
Revenue
Product sales and vendor supplied services	$9,549	$12,370	$21,784	$26,327
Consulting and engineering services	1,187	997	2,444	2,002
Maintenance services and maintenance contract fees	2,537	1,881	4,561	3,758
Total revenue	13,273	15,248	28,789	32,087

Cost of revenue
Product sales and vendor supplied services	7,513	10,423	17,106	21,407
Consulting and engineering services	726	568	1,472	1,134
Maintenance services and maintenance contract fees	1,827	1,259	3,226	2,584
Total cost of revenue	10,066	12,250	21,804	25,125

Gross profit	3,207	2,998	6,985	6,962

Operating expenses
Selling, general and administrative	3,518	4,172	7,053	8,012
Depreciation and amortization of intangibles	325	357	680	668
Total operating expenses	3,843	4,529	7,733	8,680

Loss from operations	(636)	(1,531)	(748)	(1,718)

Other income (expense)
Interest expense	(405)	(285)	(752)	(574)
Charge for warrants issued to related party for debt guaranty	(520)	--	(1,569)	--
Other income (expense)	1	(111)	(4)	(108)

Loss before income taxes	(1,560)	(1,927)	(3,073)	(2,400)

Income tax benefit	--	355	--	344

Net loss	$(1,560)	$(1,572)	$(3,073)	$(2,056)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average shares outstanding - basic and diluted	107,895,625	90,878,928	105,876,751	74,643,277

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended June 30,
	2005	2004
		As restated
Cash flows from operating activities:
Net loss	$(3,073)	$(2,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	680	668
Charge for warrants issued to related party for debt guaranty	1,569	--
Loss on disposals of property and equipment	--	113
Changes in operating assets and liabilities:
Accounts receivable	2,471	2,686
Inventories	132	293
Deferred maintenance contracts	243	85
Prepaid expenses and other current assets	(535)	120
Other assets	(19)	(23)
Accounts payable	(1,384)	(2,859)
Accrued expenses	(559)	(818)
Deferred revenue	91	(345)
Net cash used in operating activities	(384)	(2,136)

Cash flows from investing activities:
Purchase of property and equipment, net	(161)	(201)
Capitalized software costs	(497)	--
Net cash used in investing activities	(658)	(201)

Cash flows from financing activities:
Net borrowings (payments) on line of credit - Harris N.A.	3,800	2,700
Net borrowings (payments) on line of credit - Wells Fargo Business Credit	(3,171)	(3,211)
Net cash provided by (used in) financing activities	629	(511)

Net decrease in cash and cash equivalents	(413)	(2,848)

Cash and cash equivalents at beginning of period	486	3,792

Cash and cash equivalents at end of period	$73	$944

Supplemental disclosure of other cash flow information:
Interest paid	$684	$582

Supplemental disclosure of non-cash investing and financing activities:

Transfer of inventory to property and equipment	$19	$296

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

Restatement

We have restated our consolidated financial statements as of and for the year ended December 31, 2004. The purpose of this Form 10−Q/A is to report restated comparative 2004 financial information and the effects of the 2004 restatement on the June 30, 2005 balance sheet. Notes 1, 2, and 3 to the unaudited financial statements as well as Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been amended in this Form 10-Q/A to reflect the effects of the restatement.

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

The primary impact of the restatement on the consolidated balance sheets at December 31, 2004 and at June 30, 2005 was to decrease the capitalized software asset and increase the accumulated deficit by $465,000. For the quarter and the six months ended June 30, 2005 there was no effect on loss from operations, net loss or net loss per share. There was also no effect to cash balances or cash flows for the six months ended June 30, 2005. The impact of the restatement on the consolidated statement of operations for the quarter and the six months ended June 30, 2004 was an increase in the loss from operations and the net loss of $109,000, with no change to net loss per share. Net cash used in operating activities increased by $152,000 and net cash used in investing activities decreased by the same amount for the six months ended June 30, 2004, with no effect to cash balances. The impact of the restatement on the consolidated financial statements as of December 31, 2004, as of and for the quarter and six months ended June 30, 2004  and as of June 30, 2005 is shown in the following (unaudited) tables:

Balance Sheet Data
(in thousands)	As reported	Adjustment	As restated

December 31, 2004
Capitalized software, net	$659	$(465)	$194
Total long-term assets	36,261	(465)	35,796
Total stockholders' equity	$20,232	$(465)	$19,767

June 30, 2005
Capitalized software, net	$1,063	$(465)	$598
Total long-term assets	36,239	(465)	35,774
Total stockholders' equity	$18,728	$(465)	$18,263

Statement of Operations Data
(in thousands, except per share data)	As reported	Adjustment	As restated

For the quarter ended June 30, 2004
Selling, general and administrative expenses	$4,020	$152	$4,172
Depreciation and amortization	400	(43)	357
Loss from operations	(1,422)	(109)	(1,531)
Net loss	(1,463)	(109)	(1,572)
Basic and diluted net loss per share	$(0.02)	$--	$(0.02)

For the six months ended June 30, 2004
Selling, general and administrative expenses	$7,860	$152	$8,012
Depreciation and amortization	711	(43)	668
Loss from operations	(1,609)	(109)	(1,718)
Net loss	(1,947)	(109)	(2,056)
Basic and diluted net loss per share	$(0.03)	$--	$(0.03)

Statement of Cash Flows Data
(in thousands)	As reported	Adjustment	As restated

June 30, 2004
Net cash used in operating activities	$(1,984)	$(152)	$(2,136)
Net cash used in investing activities	(353)	152	(201)
Cash and cash equivalents at end of period	$944	--	$944

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for per share data)	2005	2004	2005	2004
		As restated		As restated

Net loss, as reported	$(1,560)	$(1,572)	$(3,073)	$(2,056)

Deduct, total stock-based compensation expense determined under fair-value based method, net of related tax effects	(60)	(3)	(185)	(234)

Pro forma net loss	$(1,620)	$(1,575)	$(3,258)	$(2,290)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.02)	$(0.03)	$(0.03)
Pro forma	$(0.02)	$(0.02)	$(0.03)	$(0.03)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

We have restated our consolidated financial statements as of and for the year ended December 31, 2004. The purpose of this Form 10−Q/A is to report restated comparative 2004 financial information and the effects of the 2004 restatement on the June 30, 2005 balance sheet.

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

The primary impact of the restatement on the consolidated balance sheets at December 31, 2004 and at June 30, 2005 was to decrease the capitalized software asset and increase the accumulated deficit by $465,000. For the quarter and the six months ended June, 2005 there was no effect on loss from operations, net loss or net loss per share. There was also no effect to cash balances or cash flows for the six months ended June 30, 2005. The impact of the restatement on the consolidated statement of operations for the quarter and the six months ended June, 2004 was an increase in the loss from operations and the net loss of $109,000, with no change to net loss per share. Net cash used in operating activities increased by $152,000 and net cash used in investing activities decreased by the same amount for the six months ended June 30, 2004, with no effect to cash balances. The impact of the restatement on the consolidated financial statements as of December 31, 2004 and as of and for the quarter and the six months ended June 30, 2004 is shown in the tables in Note 1 to the consolidated financial statements in Part I, Item 1 of this report.

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

Reconciliation of Net loss to EBITDA loss	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2005	2004	2005	2004
		As restated		As restated
Net loss	$(1,560)	$(1,572)	$(3,073)	$(2,056)

Interest expense and related charges
Interest expense	405	285	752	574
Charge for warrants issued to related party for debt guaranty	520	--	1,569	--
Depreciation and amortization	325	357	680	668
Income tax benefit	--	(355)	--	(344)

EBITDA loss	$(310)	$(1,285)	$(72)	$(1,158)

For the quarter ended June 30, 2005, our loss from operations was $636,000 as compared to $1,531,000 for the quarter ended June 30, 2004. This represents a 58% decrease quarter over quarter and is primarily a result of the cost reductions taken in our storage solutions business during the second half of 2004, despite a revenue decrease of approximately $2.5 million for this business unit quarter over quarter. This revenue decrease was primarily attributable to a $4.5 million order that was expected in May 2005, but was delayed due to additional testing requirements by the customer. We received this order in July 2005.

Revenue from software sales and services from our EarthWhere software business unit increased from $149,000 in the June 2004 quarter and $283,000 in the March 2005 quarter to $721,000 in the June 2005 quarter, increases of 383% and 154%, respectively. Gross profit less direct operating expense and allocated corporate general and administrative expense for EarthWhere for these same periods were $(374,000), $(244,000) and $120,000, respectively. This improvement in the June 2005 quarter was achieved even as we continued to increase spending on business development, sales, marketing and technical development in support of our growth objectives for this part of our business.

For the June 2005 quarter, revenue from our storage solutions consulting and engineering services (“professional services”) increased 8% over the June 2004 quarter. The majority of this increase was in the Federal government sector, where we continue to see most of our new significant professional services opportunities. Additionally, our storage solutions maintenance services revenue (our “first call” maintenance service agreements) grew substantially at 41% quarter over quarter. Growing both professional and maintenance services we believe are critical elements in our drive to improve overall gross margin performance in our storage solutions business. During the quarter, we added another original equipment manufacturer (“OEM”) supplier, Sun Microsystems, to our list of OEMs for whose products we are authorized to provide first call maintenance services.

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

Results of Operations for the Three Months Ended June 30, 2005
Compared to the Three Months Ended June 30, 2004

(In thousands, except for percentages)	For the three months ended June 30,				$ Change	% Change
	2005	% of rev	2004	% of rev	2004 - 2005	2004 - 2005
Revenue			As restated
Product sales and vendor supplied services	$9,549	71.9%	$12,370	81.1%	$(2,821)	(22.8)%
Consulting and engineering services	1,187	8.9	997	6.5	190	19.1
Maintenance services and contract fees	2,537	19.1	1,881	12.3	656	34.9
Total Revenue	13,273	100.0	15,248	100.0	(1,975)	(13.0)

Gross Profit (% of respective revenue)
Product sales and vendor supplied services	2,036	21.3	1,947	15.7	89	4.6
Consulting and engineering services	461	38.8	429	43.0	32	7.5
Maintenance services and contract fees	710	28.0	622	33.1	88	14.1
Total Gross Profit	3,207	24.2	2,998	19.7	209	7.0

Operating expenses
Selling, general and administrative	3,518	26.5	4,172	27.4	(654)	(15.7)
Depreciation and amortization	325	2.4	357	2.3	(32)	(9.0)
Total operating expenses	3,843	28.9	4,529	29.7	(686)	(15.1)

Loss from operations	(636)	(4.8)	(1,531)	(10.0)	895	(58.5)

Other income (expense)
Interest expense	(405)	(3.1)	(285)	(1.9)	(120)	42.1
Charge for warrants issued to related party for debt guaranty	(520)	(3.9)	--	0.0	(520)	100.0
Other income (expense)	1	(0.0)	244	1.6	(243)	(99.6)

Net loss	$(1,560)	(11.8)%	$(1,572)	(10.3)%	$12	(0.8)%

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

Operating Expenses. Operating expenses comprise selling, marketing, engineering, and general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. For the three months ended June 30, 2005, SG&A expenses decreased more than 15% as compared to the same period of the prior year. This decrease is the result of cost reduction efforts in SG&A expense that we made in our storage solutions business, which came primarily from employee reductions and three office closures. These reductions were implemented in the second half of 2004. This decrease was achieved even as we significantly increased our investment in expanding our geospatial software business. Our average headcount for the June 2005 quarter was 112, of which 19 were employed in our geospatial business, as compared to average headcount for the June 2004 quarter, which was 118, of which 8 were dedicated to our geospatial business.

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

Results of Operations for the Six Months Ended June 30, 2005
Compared to the Six Months Ended June 30, 2004

(In thousands, except for percentages)	For the six months ended June 30,				$ Change	% Change
	2005	% of rev	2004	% of rev	2004 - 2005	2004 - 2005
Revenue			As restated
Product sales and vendor supplied services	$21,784	75.7%	$26,327	82.0%	$(4,543)	(17.3)%
Consulting and engineering services	2,444	8.5	2,002	6.2	442	22.1
Maintenance services and contract fees	4,561	15.8	3,758	11.7	803	21.4
Total Revenue	28,789	100.0	32,087	100.0	(3,298)	(10.3)

Gross Profit (% of respective revenue)
Product sales and vendor supplied services	4,678	21.5	4,920	18.7	(242)	(4.9)
Consulting and engineering services	972	39.8	868	43.4	104	12.0
Maintenance services and contract fees	1,335	29.3	1,174	31.2	161	13.7
Total Gross Profit	6,985	24.3	6,962	21.7	23	0.3

Operating expenses
Selling, general and administrative	7,053	24.5	8,012	25.0	(959)	(12.0)
Depreciation and amortization	680	2.4	668	2.1	12	1.8
Total operating expenses	7,733	26.9	8,680	27.1	(947)	(10.9)

Loss from operations	(748)	(2.6)	(1,718)	(5.4)	970	(56.5)

Other income (expense)
Interest expense	(752)	(2.6)	(574)	(1.8)	(178)	31.0
Charge for warrants issued to related party for debt guaranty	(1,569)	(5.4)	--	0.0	(1,569)	100.0
Other income (expense)	(4)	(0.0)	236	0.7	(240)	(101.7)

Net loss	$(3,073)	(10.7)%	$(2,056)	(6.4)%	$(1,017)	49.5%

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

Operating Expenses. Operating expenses comprise selling, marketing, engineering, and general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. For the six months ended June 30, 2005, SG&A expenses decreased nearly 12% as compared to the same period of the prior year. This decrease is the result of cost reduction efforts in SG&A expense that we made in our storage solutions business, which came primarily from employee reductions and three office closures. The reductions were implemented in the second half of 2004. This decrease was achieved even as we significantly increased our investment in expanding our geospatial software business.

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

Cash and Cash Flows

Our cash and cash equivalents decreased from $486,000 at December 31, 2004 to $73,000 at June 30, 2005. For the six months ended June 30, 2005, we used $0.4 million of cash in operating activities, compared to $2.1 million used in the same period of 2004. Significant uses of cash from operations for the six months ended June 30, 2005 were: (1) the net loss incurred for the period of $3.1 million, less a $1.6 million non-cash charge related to a warrant issued to Sun Solunet, discussed above; (2) a decrease in our accounts payable of $1.3 million primarily as a result of the lower customer billings, offset by approximately $0.3 million of prepaid external professional services on a large Federal storage solutions order and the timing of payments to suppliers at the end of the June 2005 quarter; (3) an increase in prepaid expenses, primarily related to external professional services noted above; and (4) a decrease in accrued expenses related to payments in 2005 for severance and office lease commitments accrued as of December 31, 2004. Our significant source of cash from operations was a decrease in our accounts receivable of $2.5 million, due primarily to lower customer billings for the month of June 2005 compared to the month of December 2004.

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

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP. The accounting policies most fundamental to understanding our financial statements are those relating to recognition of revenue, to our use of estimates, to the capitalization of software development costs and those relating to the impairment testing of goodwill and intangible assets. We have not adopted any material changes to our critical accounting policies from those discussed under this heading in our 2004 Annual Report on Form 10-K/A.

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
(Principal Financial and Accounting Officer