Form 10-K
period 2005-12-31
SAN HOLDINGS INC
filed 2006-04-11
CIK 799097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average closing bid and asked prices the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005), was approximately $8.8 million.

As of March 23, 2006, 95,811,278 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Information required by Part III of this Form 10-K (Items 10, 11, 12, 13, and 14) is hereby incorporated by reference to the specified portions of the registrant’s Definitive Proxy Statement for the 2006 Annual Shareholder Meeting, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year in which this report relates.

SAN HOLDINGS, INC.
FORM 10-K
TABLE OF CONTENTS

Item No.		Page
	Forward-Looking Statements	2

Part I

1.	Business	2
1A.	Risk Factors	8
1B.	Unresolved Staff Comments	12
2.	Properties	12
3.	Legal Proceedings	12
4.	Submission of Matters to a Vote of Security Holders	12

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
6.	Selected Financial Data	14
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
7A.	Quantitative and Qualitative Disclosures about Market Risk	35
8.	Financial Statements and Supplementary Data	35
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35
9A.	Controls and Procedures	35
9B.	Other Information	36

Part III

10.	Directors and Executive Officers of the Registrant	36
11.	Executive Compensation	36
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36
13.	Certain Relationships and Related Transactions	36
14.	Principal Accountant Fees and Services	36
Part IV
15.	Exhibits and Financial Statement Schedules	37

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In many but not all cases you can identify forward-looking statements by words such as“anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negative of these terms or other similar expressions.  These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future, and are based on information available to us at this time. We assume no obligation to update any of these statements and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Actual events and results could differ materially from our expectations as a result of many factors, including those identified in the section titled “Item 1A. Risk Factors” and other sections of this report. We urge you to review and consider those factors, and those identified from time to time in our reports and filings with the Securities and Exchange Commission (“SEC”), for information about risks and uncertainties that may affect our future results. All forward-looking statements we make after the date of this filing are also qualified by this cautionary statement and identified risks.

PART I

Item 1. Business

Overview and Background

When used in this report, the terms “we,” “our,” “us,” “our company,” “the Company” and “SANZ” refer to SAN Holdings, Inc., a Colorado corporation, and our subsidiaries, unless the context indicates otherwise. SANZ provides enterprise-level data storage and data management solutions to commercial and government clients. We focus on the design, delivery and management of data storage systems, especially those that are built using a network architecture. Because we often design and deliver systems that include technologies from multiple suppliers, we are known in the industry as a “storage solution provider.” In addition, we have developed and sell a proprietary data-management software application designed specifically for the Geospatial Information Systems (“GIS”) market.

SANZ was formed as a Colorado corporation in 1983. Our current business operations commenced in 2000 when we acquired three companies in the data storage products and solutions business. In late 2001 we acquired (either by asset acquisition or subsidiary merger) two additional storage solution providers, ECOSoftware Systems, Inc. and ITIS Services, Inc. (“ITIS”). In 2003, we merged with Solunet Storage Holding Corp. (“Solunet Storage Holding”) and, indirectly, its operating subsidiary Solunet Storage, Inc. (“Solunet Storage”), which was another storage solution provider, and like SANZ was based in the greater Denver area. Solunet Storage commenced its operations upon the acquisition of substantially all of the assets of StorNet, Inc. in September 2002 in a private foreclosure transaction. At the time of the merger with SANZ, Solunet Storage Holding was owned by Sun Solunet LLC (“Sun Solunet”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”), a private investment firm located in Boca Raton, Florida. Further details of the transaction in which we acquired Solunet Storage are included below in Note 5 to our consolidated financial statements included in “Item 15. Exhibits and Financial Statement Schedules” (“Item 15”) and under the section of this report titled “Item 13. Certain Relationships and Related Transactions,” and can also be found in a Form 8-K dated April 4, 2003 filed by the Company on April 21, 2003 and amended September 25, 2003 and March 31, 2004.

As further discussed in Notes 1 and 5 to our consolidated financial statements included in Item 15, because the transaction with Solunet Storage Holding was accounted for as a reverse acquisition, the consolidated financial statements of Solunet Storage Holding have been adopted as the historical financial statements of SANZ for all periods prior to April 1, 2003.

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

Our principal executive offices are located at 9800 Pyramid Court, Suite 130, Englewood, CO 80112. Our telephone number is (303) 660-3933.

Products and Services

Beginning in 2005, we are reporting our operations as two business segments: (1) data storage integrator (“Storage Solutions”); and (2) a spatial data management software and service provider (“EarthWhere”). Through these two business segments we provide the following products and services in the course of our business:

•	Data storage solutions that we design and deliver as a project customized to meet a client’s specific needs, including both data storage networks and data backup/recovery systems;

•	Maintenance services on storage hardware and software;

•	Storage-related professional services;

•
A proprietary data management software product known as “EarthWhere™” (“EarthWhere”), which facilitates imagery data access and provisioning for geospatial digital imagery users (principally satellite and aerial imagery and map data);

•	Maintenance and customer support services on our EarthWhere software product; and

•	Geospatial imagery data management consulting services.

We report the first three products and services in our “Storage Solutions” segment and the latter three in our “EarthWhere” segment. For financial information regarding these two segments, please see Note 12 to the consolidated financial statements included in Item 15, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Information.”

Data Storage Network and Backup and Recovery Systems. We design, deliver and manage data storage solutions based on storage area network (“SAN”) and network attached storage (“NAS”) architectures, as well as related data backup and disaster recovery systems. We sell these solutions to both commercial and government customers throughout the United States. We believe the market for data storage solutions is broad-based and expanding, though it is influenced by fluctuations in capital spending generally and in information technology (“IT”) spending in particular.

SAN and NAS systems are secondary, high-speed computer networks dedicated to data storage and backup functions. Demand for data storage is the result of the growth of data-intensive applications, from areas such as document imaging, pharmaceutical development, electronic banking, satellite imagery manipulation and scientific research, to those as common as email. In addition to our clients’ fundamental need to store increasing quantities of data, the ability to access that data rapidly (referred to as “availability”) also drives infrastructure requirements, as today’s businesses depend on rapid response times in many functions, both for internal operations and to enable responsiveness to customers and vendors. Moreover, regulatory and geopolitical developments over the past several years have converged with general business requirements to cause businesses to recognize the need for effective data archiving and the corresponding need for rapid recovery of that data in the event of disaster or other failure. Consolidating data storage in networks at centralized data centers is one way to address each of these requirements by increasing the accessibility of data to multiple end-users, maintaining effective archives of that data and at the same time offering potential for lower costs through increased utilization and more efficient management.

SAN and NAS have become accepted solutions for data storage, and are increasingly replacing traditional server-based (or “direct-attached”) storage architectures in which the storage device is incorporated into a single server or otherwise dedicated to a single computing device. SAN and NAS have been adopted because they address many of the storage-related challenges arising in today’s open systems networks, including:

•	The generally higher cost of direct-attached storage environments due to inefficient storage utilization and high maintenance costs in those environments;
•	The isolation and resulting performance inefficiencies of direct-attached storage environments that result from restrictive server-to-storage connectivity and incompatible storage protocols;
•	The often greater complexity of upgrading server and storage capacities in direct-attached environments; and
•	The generally greater complexity of providing comprehensive data security, protection and disaster recovery functionalities in direct-attached environments.

By centralizing data storage functions, storage networks create a reservoir of storage resources that can be shared by multiple servers both locally and over long distances, thereby increasing resource utilization and allowing the data to be shared, managed and accessed by diverse end-users operating on diverse servers, even those running different computer operating systems or software applications. Because the personnel and other costs of managing a computer infrastructure are sometimes greater than the hardware and software costs, this increased manageability also provides opportunities for cost savings over traditional direct-attached storage. In addition, centralizing and networking an organization’s data storage can provide superior system performance, which is particularly important for applications that depend on the transfer of high volumes of data such as those often found in complex research and development, financial analysis, imaging, records management and a variety of business services.

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

Maintenance Services. Because of the complexity of data storage hardware and software, clients generally purchase maintenance and support contracts on those products. We operate a “technical services center,” a call center in which our own engineers field support calls from clients with respect to many of the products that we sell. Depending on the nature of the client’s issue (among other factors, whether the problem is caused by hardware or by software), our engineers may resolve the call remotely or may pass the call on to the product vendor to send a technician into the field to fix the issue. This process is referred to in the industry as taking “first call.” We generally receive higher gross margins on first call service contracts than on service contracts provided directly by product manufacturers.

Storage-Related Professional Services. In many cases, we provide systems design recommendations and similar expertise to our clients as part of the sales process. In other cases, however, clients engage us as consultants to obtain our specialized expertise, including such projects as assessing the adequacy of their systems, advising them on systems design, providing implementation services and providing ongoing operational support. We have continued to apply efforts to build our revenue from professional services, which increased approximately 53% from 2004 to 2005. In 2005, our revenue from professional services represented 9.5% of total revenue as compared to 5.5% of total revenue in 2004.

EarthWhere Software and Services. EarthWhere is our proprietary software application, which is designed to facilitate a user’s provisioning and distribution of stored geospatial data (e.g., satellite and aerial imagery, map data, etc.). We sell EarthWhere predominantly to government agencies and companies who use geospatial digital imagery in their business or mission. These uses may include, among many others: agricultural crop management, environmental remediation, land use planning, military mission planning, and transportation management.  EarthWhere provides these users of geospatial data what we believe is a much more efficient way to retrieve, combine and otherwise manipulate datasets in a client-server and web-enabled environment.

We began developing EarthWhere in 2001, when our experience in designing data storage solutions led us to undertake the development of several products tailored to deliver optimized data storage and data management for particular market segments that we believe were not being adequately served by the conventional products available in the marketplace. We originally sought to develop integrated solution products, or “storage appliances,” that combined proprietary software with third-party hardware in an appliance designed to fulfill a market segment’s unique data storage and management requirements. After an initial development period, we concluded that producing and selling full-scale storage appliances (including the integrated hardware) under our own brand was not cost-justified. At the same time, however, we also determined that the proprietary software we had developed presented substantial sales opportunities as a stand-alone product. In 2003, we released the proprietary software under the name EarthWhere. In 2004, we took the further step of filing for U.S. patent protection on certain aspects of the EarthWhere software. The government’s review and subsequent patent prosecution process generally takes a number of years before any resulting patent will be issued. In 2005, we filed for U.S. patent protection on the technology which allows SANZ to embed custom or third-party components into EarthWhere, an important step as we begin to develop technology partners and to market the resulting products. In 2005, we also filed for similar patent protection in Europe. The Company believes that the award of U.S. patent protection, while potentially helpful to its long term product positioning, is neither fundamental nor critical to the success of its strategy for developing its EarthWhere software and services business.

Sales of EarthWhere software, lead, in some cases, to opportunities for storage solutions sales. We have found that sales of EarthWhere software also provide opportunities for additional revenue from implementation services and other GIS-related consulting services as described below. Revenue from EarthWhere software license sales and services have increased over the course of 2005, 2004 and 2003. Total EarthWhere license and services revenue for each of those years is $1,932,000, $749,000, and $87,000, respectively. As in 2004, during 2005 we continued to invest in higher levels of research and development, sales and marketing and professional services.

Markets for Our Products and Services

Storage Solutions Customers. We serve clients in both government and commercial markets. In particular, we continue to increase our revenue in the Federal government sector and operate an office of approximately 35 people in Vienna, Virginia. The majority of these personnel are billable engineers and consultants, and for 2005 the majority of our professional services revenue was from Federal government agencies and Federal prime contractor customers. Our Federal government clients are agencies typically involved in national defense, homeland security, government logistics, financial regulation and legislative operations. Our revenue from the Federal government for 2005 accounted for approximately 39% of total storage solutions revenue, of which approximately 44% consisted of sales directly to the Federal government and the remaining 56% consisted of sales to third parties acting as prime contractors.

Although the majority of our total government sales are to the Federal government, we also sell to state and local governments. Our commercial business sales are primarily to small to mid-size (“SMB”) customers in a variety of industries, including oil and gas, healthcare, financial services, data processing services and telecommunications. Our commercial Storage Solutions business is regional in nature, and we have a presence in the following metropolitan locations—Seattle, San Jose, Denver, Houston, Dallas, Akron and Fairfield County, Connecticut. Our largest regional offices are in Texas and Colorado. All of our storage solutions sales are within the United States.

EarthWhere Software Customers. EarthWhere provides users of geospatial data (principally satellite and aerial imagery and map data) an efficient way to retrieve, combine and otherwise manipulate their datasets. Applications for this product range from Federal government uses such as defense surveillance and land-use management, to local government uses such as fire control and city planning, to commercial market uses such as oil and gas development.

Currently, we believe that the substantial majority of the potential market for EarthWhere is within the Federal government, including a variety of defense agencies, intelligence agencies and civilian agencies. We also believe that there exists a commercial market for EarthWhere within companies that themselves produce geospatial imagery data or sell such data to end users, and to end users of imagery data such as companies in the natural resources and agriculture industries.

Technology Partners and Sales Model

Storage Solutions Technology Partners. SANZ is an independent storage solution provider. We offer “best of breed” solutions to our customers by integrating product offerings from our technology product partners. Our choice of product solutions changes from time to time based on a variety of factors, including our technological assessment of those products, the acceptance of those products in the marketplace, pricing and our relationships with partners and/or their distributors. Some of our current key partners and distributors are:

● EMC	● Network Appliance	● ADIC	● Avnet	● Arrow Electronics

● Sun Microsystems (including Sun-branded Hitachi Data Systems products)

In addition to these large manufacturers, we often test products offered both by smaller manufacturers and by other large manufacturers, and we establish new relationships when we believe those products would be beneficial to our clients.

We believe we have good relationships with our technology partners and distributors as mentioned above. From time to time, our technology partners engage us for the expertise we bring to a technology team, in particular in mixed technology environments, where individual manufacturers often lack the skills necessary to work with the full range of software and hardware components presented in a sophisticated solution.

Storage Solutions Sales Model. We design and deliver storage solutions customized to each client’s situation by working with our clients to understand both their current and their projected data storage needs and the business drivers that affect those needs. In some situations, we are retained by clients in a consulting role to assist them in performing a comprehensive assessment of their existing infrastructure and to develop a roadmap for transition to meet their identified needs. In a majority of cases, however, our clients come to us with a narrower storage need, and we design a solution as a part of the sales process. In both types of engagement, we often provide engineering services to implement the system and, at times, we are also engaged to provide operational support of the system after implementation.

We employ a direct sales model, but from time to time we engage in cooperative selling with our technology partners, nearly all of whom have sales personnel who are tasked to support channel partners such as SANZ. In some of the sales opportunities, we call upon our technology partners for direct support in the sales process, the implementation process or to provide lease financing for large projects.

In a full storage solution implementation, our engineering staff design a “best of breed” system to meet the client’s business and technology needs, select and acquire the hardware and software components from our technology suppliers and coordinate installation and testing of the system at the client’s facility. To support our ability to deliver complex technical solutions, we operate testing laboratories (of varying sizes) at our offices in Dallas, TX, Houston, TX, Englewood, CO and Washington, DC. These are used to test proposed solutions and to demonstrate those solutions to prospective clients. At times, we augment our own engineering resources by engaging our vendors’ engineers or other subcontractors to perform installations or other tasks on a case-by-case basis. We have developed our product and service offerings specifically to be able to engage a client at any point in the evolution of their storage requirements, and to continue to provide solutions as the client’s needs change in scope. At times, our clients’ needs are more limited and do not involve design and installation of a full solution. In these cases (such as follow-on sales of additional goods to existing customers), our role may be more limited and consist simply of reselling third-party hardware or software for inclusion in an existing system.

EarthWhere Sales Model. For sales of our EarthWhere software, we principally employ a direct sales model, although we have begun to engage third parties to sell our software in a “channel distribution” model. Currently, our direct sales efforts are focused within the United States, but as part of our channel distribution model we have also entered into a distribution agreement with a third-party for pursuit of EarthWhere sale opportunities in certain regions outside of the United States. To date, all of our EarthWhere sales have been within the United States.

Significant Customers

Federal government agencies in the aggregate accounted for more than 17% and 24% of our total company revenue in 2005 and 2004, respectively. Additionally, separate branches and agencies within the U.S. Department of Defense (which undertake buying decisions independently of one another) taken together accounted for approximately 12% and 17% of our total company revenue in 2005 and 2004, respectively. While we currently do not have any expectation that the U.S. Department of Defense as a whole will cease or significantly reduce its levels of business with us, if it were to do so, that cessation or reduction could have a material adverse effect on our business. Another customer, All Points Logistics, a third-party contractor for a U.S. Department of Defense agency, accounted for approximately 12% of our total company revenue in 2005.

Seasonality

Historically, our sales have weighted towards the last month of our fiscal quarters, primarily due to the typical quarter-end buying cycle in the information technology sector. Additionally, for 2005 and 2004, our third quarter sales have been higher than sales in other fiscal quarters for those years, primarily as the result of the growth of our Federal sector, coupled with the September 30 fiscal year end of the Federal government. We believe that this trend is likely to continue based on the current size of our Federal sector and the Federal governments’ historical spending levels during the last quarter of its fiscal year.

Backlog

Our backlog, defined as customer orders received with firm delivery dates, generally within 90 days of receipt of a customer order, was $1.9 million and $1.8 million at December 31, 2005 and December 31, 2004, respectively.

Competition

Data Storage Solutions. The market for data storage is served by many manufacturers, value added resellers, storage solution providers and storage service providers, and is generally highly competitive. Major computer system firms all offer storage systems along with their server, workstation and desktop computer systems. To some extent, our products and services compete with those systems.

We also face direct competition from manufacturers specializing in storage technology products. Some of these manufacturers are ADIC, EMC, Hitachi Data Systems, Sun Microsystems, and Network Appliance.  Some product companies address the market with a direct sales model, some employ a channel partner-only strategy, while most use a hybrid strategy that includes both. As noted below under “Item 1A. Risk Factors,” many or all of these manufacturers have greater financial and other resources than we have.

A number of these competitors also are key technology suppliers of SANZ. Those that are not provide competition in our accounts and markets. In some cases, in large legacy accounts of our technology partners, we will face competition directly from those suppliers. A large number of private company value-added resellers (“VARs”) serve as sales and distribution outlets for the manufacturers listed above, and although many of these offer only component sales and distribution, we sometimes compete with these companies at the client-user level. We also face competition from other resellers offering the same or similar equipment from the same technology partners. In general, these competitors are regional. We also compete with companies that characterize themselves as storage solution providers, in whole or in part, such as GTSI, MTI, Cranel and Datalink.

The methods of competition vary widely between accounts and between individual sales opportunities, but in general include a blend of product performance, service and price. We seek to provide a high level of expertise and service to our customers rather than merely reselling products at the lowest possible cost. We have found that a reasonable number, though clearly not all, customers for these types of products place value on the engineering expertise and service that we provide during and after the sales process, and accordingly will purchase from SANZ as a full solution provider, rather than from a low-cost component reseller. In the Federal government marketplace, we have sought to differentiate ourselves from other solution providers by maintaining General Services Administration (“GSA”) schedules for many of the products we sell, which facilitates the purchasing process for many government customers. In addition, through our Solunet Storage subsidiary, we hold and maintain a Top Secret Federal Facility Clearance and certain personnel hold Secret and Top Secret Clearances. These enable us to provide services on projects that are restricted to holders of these clearances.

EarthWhere. While there are other software products in the marketplace that provide a limited portion of the overall functionality provided by EarthWhere, we are unaware of any other software application that is commercially available at this time that seeks to provide all or most of EarthWhere’s functionalities. However, there are other software development companies with substantial expertise in the GIS field, some of whom have greater resources than SANZ. It is possible that one of them, or a company not currently active in the GIS field, could develop and release a product that competes directly with EarthWhere in the future.

Research and Development

Our research and development expenditures in 2005, 2004 and 2003 were approximately $1,130,000, $589,000 and $332,000, respectively. All amounts incurred relate to EarthWhere software development efforts. During 2005, we continued to enhance the functionality of EarthWhere with the release of version 4.0. We anticipate continuing further development efforts for EarthWhere. While it is also possible that we may seek to develop additional storage-related software tools for vertical markets outside of the geospatial imagery sector as we identify new opportunities, currently, we do not have any development efforts unrelated to EarthWhere.

Employees

As of December 31, 2005, we employed 124 full-time people. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are good.

Item 1A. Risk Factors

In addition to the other information in this report, the following factors should be considered in evaluating our business and financial condition. We believe the risks and uncertainties described below may materially affect SANZ’ liquidity and operating results. There also could be additional risks and uncertainties that we are currently unaware of, or that we are aware of but currently do not consider to be material. These could become important in the future or prove to be material and affect our financial condition or results of operations.

We may not be successful in generating revenue and gross profit at levels sufficient to cover our operating costs and cash investment requirements.

We incurred a net loss of $15.8 million in 2005. We have incurred operating losses in each of the last three years (2003-2005) and have not had a profitable quarter since our inception as a public reporting company. However, from 2003 to 2004, we reduced our operating losses from $5.2 million in 2003 to $3.5 million in 2004, and, although our 2005 operating loss was $11.3 million, it included a non-cash charge of $9.2 million for a goodwill impairment related to our Storage Solutions segment. These operating loss reductions have occurred even as we have continued to increase our investment in the development, sales and distribution build-out of our EarthWhere segment over this same period. In our Storage Solutions segment, we continue to focus on growing our professional services revenue as an important means for increasing gross profits. Although carrying higher gross margins than resale of third-party hardware and software, professional services revenue is dependent upon hiring qualified consultants and engineers, managing utilization of billable staff, the successful completion of projects and the timing of obtaining new engagements. Our EarthWhere segment must continue to increase its revenue from software license sales and professional services to cover the increasing investment in development, sales and marketing. If we are not successful in these initiatives, it may be necessary to reduce costs, primarily through personnel cuts.

Due to the “project based” nature of our Storage Solutions segment and “early stage” of our EarthWhere segment, we have difficulty predicting revenue for future periods, which may result in expense levels unsupported by actual revenues.

We have experienced, and expect to continue to experience, significant period-to-period fluctuations in our revenue and operating results. As a consequence, financial results from any one period may not be indicative of results that will be realized in future periods.

A number of factors may contribute to fluctuations in our revenue and operating results. Significant among these factors is the increasing size of individual customer orders received; we now receive much more frequently than in the past, orders of more than $1 million in a single transaction. The timing of large orders from customers and the product integration cycle of those orders can cause significant fluctuations from period to period. Other factors include the tendency of customers to change their order requirements frequently with little or no advance notice to us; deferrals of customer orders in anticipation of new products, services, or product enhancements from us or our competitors; and the rate at which new markets emerge for products we are currently developing. Additionally, our EarthWhere segment is still in an “early stage,” and has yet to perform at a consistent and ratable operating level.

A material portion of our sales are to the U.S. Federal government, and if we lost the ability to sell to the government our sales would decline significantly.

As discussed previously in “Item 1. Business,” approximately 39% of our 2005 sales were to Federal government customers or to support Federal government projects. Moreover, various agencies and branches of the U.S. Department of Defense, taken together, accounted for approximately 12% of total sales in 2005. While it is not legally necessary to be an approved vendor in order to sell to the government, we have established GSA Schedules with respect to many of the products we sell. GSA schedules are product and price lists that are periodically reviewed and approved by the GSA as the basis for purchases by Federal government agencies. Those GSA Schedules greatly facilitate our sales to Federal government end-users. If the GSA were to refuse to renew those GSA Schedules, we could lose some of our Federal government revenue base, and our business and results of operations could be materially and adversely affected. SANZ’ GSA Schedule was most recently renewed in February 2003 and is valid through February 2008, unless terminated by GSA.

Our operations currently rely on continued access to bank debt and trade credit from suppliers. If we lose access to such debt, our operations may be significantly impaired.

We have a $12 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”), however, funds available under the credit line are limited by the amount of eligible accounts receivable we hold at any given time. Additionally, fluctuations in the timing of customer orders can adversely affect our ability to draw on the line when required. Wells Fargo may declare the loan in default if we do not meet certain financial covenants. In the past, we have periodically been in default under the covenants, and have required waivers from Wells Fargo. If we were to not be in compliance with financial covenants and were unable to obtain a waiver, and if Wells Fargo was to accelerate the loan, we would need to obtain cash from other sources to repay the loan. At December 31, 2005, we had $7.3 million of outstanding debt and $1.7 million of availability on our revolving credit facility with Wells Fargo. Additionally, we had $6,000 of cash and a working capital deficit (current liabilities greater than current assets) of $19.6 million.

Further, we purchase over half of our products from one supplier - Avnet, Inc. (“Avnet”). In 2005, we executed a security agreement with Avnet, whereby our indebtedness with Avnet is secured, except for $1.0 million. This security interest is subordinate to the security interest held by Wells Fargo under its credit facility with us, pursuant to an intercreditor agreement between Wells Fargo and Avnet. We purchase most of our other products from our other suppliers on open trade credit terms. Avnet and most of our suppliers set dollar limits on the trade credit they will afford us at any given time. If Avnet or our other significant suppliers were to cease to sell to us on trade credit terms, or were to substantially lower the credit limits they have set on our accounts, we would need to accelerate our payments to those vendors, creating additional demands on our cash resources, or we would need to find other sources for those goods.

These matters are discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We may need to raise additional capital to fund our operations.

From inception through December 31, 2005, we have invested approximately $7 million in our EarthWhere business, the majority of which has been funded from bank debt borrowings, guaranteed by Sun Capital Partners II, LP (“Sun Capital II”), an affiliate of our majority shareholder, Sun Solunet. To fund future investment in our EarthWhere business and to provide additional working capital for our Company, on March 2, 2006, we completed a private placement transaction exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4 (2) and Regulation D promulgated thereunder. The securities issued by the Company in this private placement transaction consisted of convertible preferred stock with common stock purchase warrants sold to a limited number of outside, accredited investors and the Company’s management, which generated approximately $2.5 million in cash, net of placement agent and legal fees. Also as part of the transaction and under the same pricing terms, net of the placement agent fees, Sun Solunet converted $8.0 million of the Company’s outstanding debt to the Company’s convertible preferred stock. Additionally, Sun Solunet and the Company agreed to execute a new borrowing agreement whereby the remaining Sun Solunet debt of $5.0 million would be converted to a three-year term note, which will be due in March 2009.

We believe that our current sources of capital, which includes our Wells Fargo credit facility, the term loan with Sun Solunet, current credit lines with our suppliers and the recent cash equity infusion, provides us adequate liquidity to operate for the next twelve months, assuming we operate at our current gross profit levels. However, there can be no assurance that we will operate at sufficient gross profit levels, in which case it would be necessary to further cut costs or raise additional debt or equity capital, or a combination of the two. No assurance can be given that additional financing will be available or that, if available, it will be on terms favorable to us.

These matters are discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Future issuances of securities could adversely affect the interests of our existing shareholders.

In prior years, we issued securities both to generate cash and to acquire other companies and assets. As noted above, in March 2006 we issued convertible preferred stock and common stock purchase warrants as part of a private placement transaction which generated cash and reduced our debt. We may need to issue additional equity securities to provide cash and to fund any future acquisitions. Additionally, management may in the future deem raising capital through the sale of securities to be preferable to bank financing. Funds raised through the issuance of equity securities or securities convertible into, or exercisable for, our common stock could dilute the percentage ownership of existing shareholders, or result in our issuance of securities with rights, preferences or privileges which may be senior to those of shares of our common stock.

There are risks associated with introducing new products. If we are not successful with those product introductions, we will not realize on our investment in developing those products.

The first version of our EarthWhere software product became “generally available” in 2003 and we recorded license and services revenue during 2005, 2004 and 2003 of approximately $1.9 million, $750,000 and $87,000, respectively. From inception through December 31, 2005, we have invested approximately $7 million in the EarthWhere business, several times the amount of the revenue generated.

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

Most of our revenue and a majority of our gross profit come from selling integrated solutions, consisting of combinations of hardware and software products produced by others. While our relationships change from time to time, some of our most significant technology partners at this time are Sun Microsystems, EMC/Legato, Hitachi Data Systems, and Network Appliance. If a given technology partner changes its marketing strategy and de-emphasizes its use of marketing partners such as SANZ, our ability to generate revenue from reselling its products would diminish and our operations and results of operations would be materially and adversely affected.

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

We have a single controlling shareholder, who has the power to elect a majority of our board of directors and control the strategic direction of SANZ.

As of December 31, 2005, Sun Solunet owned approximately 58.4% of our outstanding shares of common stock, and with its ownership in the Company’s issuance of convertible Series A Preferred Stock in March 2006, owns approximately 65% of our outstanding common stock on an “as converted” basis. These shares give Sun Solunet the power to elect a majority of our board of directors and, through that board control, set direction for the Company. The ability of other shareholders to influence the direction of the Company (for example, through the election of directors) is therefore limited.

We have a thinly-traded stock and public sale of shares by Sun Solunet could cause the market price of our shares to drop significantly.

Sun Solunet owns approximately 65% of the Company’s common stock (assuming the conversion of the outstanding convertible Series A Preferred Stock held by Sun Solunet). If Sun Solunet were to begin selling shares in the market rather than hold all of those shares over a longer term, the added availability of shares could cause the market price of our shares to drop. Furthermore, in light of the large number of shares that it holds and its generally lower acquisition cost of those shares, Sun Solunet could be willing to sell it shares at a price lower than the currently-prevailing market price, thereby depressing that price.

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

We are authorized under our articles of incorporation to issue up to 10,000,000 shares of preferred stock. Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. At any time our board of directors may issue additional shares of preferred stock having, if so designated by our board of directors at the time of issuance, dividend, liquidation, voting or other rights superior to those of the common stock. Such issuances could cause the market price of our common stock to decrease. Preferred shares could also be issued as a device to prevent a change in control of SANZ.

We may be unable to hire and retain key personnel.

Our future success depends on our ability to attract qualified, storage technology and geospatial imagery personnel. We may be unable to attract these necessary personnel. If we fail to attract or retain skilled employees, or if a key employee fails to perform in his or her current position, we may be unable to generate sufficient revenue to offset our operating costs.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real property. We occupy approximately 9,595 square feet of leased office and data center space in Englewood, Colorado. This facility serves as our headquarters, and it houses most of our financial, administration and order processing functions, regional sales functions, and EarthWhere development functions. We are currently leasing this facility under a three-year lease which expires on January 14, 2009, for a monthly rent of approximately $14,000 plus the costs of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities.

We currently have five other regional engineering and sales offices (excluding one-person offices or home offices in more remote locations), all located in leased premises. The following table is a summary of the locations, functions, approximate square footage and estimated utilization of our leased properties:

Location	Function	Square Footage	Utilization
Englewood, CO (1)	Headquarters, executive and administrative offices, as well as data center and research and development	9,595	100%
Richardson, TX	Call center, data center, engineering management and regional sales office	9,546	90%
Vienna, VA (2)	Engineering management and regional sales office	4,720	100%
Stafford, TX	Regional sales office	3,422	90%
Campbell, CA	Regional sales office	1,680	75%
Seattle, WA	Regional sales office	1,967	100%

(1) We have entered into a three-year lease agreement beginning February 2006 for an additional 5,354 square feet in our Englewood, CO office to house the EarthWhere group.

(2) We have entered into a three-year lease agreement beginning in February 2006 for an additional 1,830 square feet adjacent to the current office in Vienna, VA.

We believe that our properties, equipment, fixtures and other assets are adequately insured against loss, that suitable alternative facilities are readily available if the lease agreements described above are not renewed, and that our existing facilities are adequate to meet current requirements.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the over-the-counter bulletin board maintained by the National Association of Securities Dealers, Inc. under the symbol “SANZ.” The following table shows the high and low bid quotations for our common stock in 2005 and 2004. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The trading market in our securities may at times be moderately illiquid due to low dollar volume.

	Common Stock
	$ High	$ Low
2005
First Quarter	$0.45	$0.28
Second Quarter	0.33	0.18
Third Quarter	0.29	0.20
Fourth Quarter	0.24	0.18

2004
First Quarter	0.66	0.48
Second Quarter	0.54	0.38
Third Quarter	0.44	0.24
Fourth Quarter	0.43	0.24

On March 23, 2006, the last reported sale price for our common stock was $0.23.

Holders

As of March 23, 2006, there were 95,811,278 shares of SANZ common stock outstanding, held of record by approximately 350 registered holders. Registered holders include brokerage firms and clearinghouses holding our shares for their clientele, with each brokerage firm and clearinghouse considered as one holder.

Transfer Agent

The transfer agent for our common stock is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, CO 80401.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for the operation and development of our business, and do not intend to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information regarding compensation plans (including individual compensation arrangements) in effect at December 31, 2005, under which equity securities are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by shareholders; and (ii) all compensation plans not previously approved by shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	573,031 (1)	$2.05	-0-

Equity compensation plans not approved by security holders	9,957,638	$0.45	9,952,001

Total	10,530,669 (1)	$0.54	9,952,001

(1) Excludes 600,000 options with an exercise price of $0.70 per share that failed to vest at accelerated dates when specified performance targets were not met at those dates, but that will vest if the holder is still employed by us on March 26, 2013.

Description of Non-Shareholder Approved Plans

On September 20, 2001, our board of directors adopted the 2001 Stock Option Plan. At December 31, 2005, the total number of shares of common stock reserved for options issuable under this plan was 5,000,000. Options granted under the plan vest generally over three to ten years. The exercise price of options granted under this plan is required to be  not less than 80% of the fair market value per share on the date of option grant. With the exception of “roll-over” options that were included in the plan upon our acquisition of ITIS Services (i.e., options previously issued by ITIS Services that we assumed in that acquisition), all options granted to date under the plan have had an exercise price equal to, or in excess of, fair market value at the date of grant.

On December 18, 2003, our board of directors adopted the 2003 Stock Option Plan. At December 31, 2005, the total number of shares of common stock reserved for options issuable under this plan was 15,000,000. Options granted under the plan generally vest over four years. The exercise price of options granted under this plan is equal to the fair market value per share on the date of option grant. All options granted to date under the plan have had an exercise price equal to fair market value at the date of grant.

Issuer Purchases of Equity Securities

There have been no repurchases of the Company’s equity securities.

Item 6. Selected Financial Data

The fiscal year 2005, 2004, and 2003 statements of operations data, and the 2005 and 2004 balance sheet data, have been derived from our consolidated financial statements and notes appearing in “Item 15. Exhibits and Financial Statement Schedules” (“Item 15”). The statement of operations and balance sheet data for 2002 and 2001 and the balance sheet data for 2003 have been derived from our historical financial statements for those years.

Solunet Storage Holding Corp. (“Solunet Storage Holding”) is the accounting predecessor to SAN Holdings, Inc. (“SANZ”). Effective April 1, 2003, SANZ completed a business combination with Solunet Storage Holding, which was accounted for as a reverse acquisition, with Solunet Storage Holding treated as the acquirer for accounting purposes. As a result, for all periods prior to April 1, 2003, the financial statements of Solunet Storage Holding have been adopted as SANZ’ historical financial statements. Solunet Storage Holding commenced operations on September 26, 2002, when it acquired certain assets of StorNet, Inc. (“StorNet”) from its secured lender in a private foreclosure sale. The results of Solunet Storage Holding’s operations for 2002 consist solely of operations for the period from September 26, 2002 to December 31, 2002.

StorNet is considered to be an accounting predecessor of Solunet Storage Holding, and thus of SANZ. The results of operations of StorNet are presented as prior period financial statements. Because StorNet went through a foreclosure and liquidation on September 26, 2002, its financial statements have been prepared on a liquidation basis of accounting for the period from January 1, 2002 through September 25, 2002, and are therefore not fully comparable to the other years and periods presented.

The following table (in thousands, except per share data) should be read in conjunction with the consolidated financial statements and associated notes found in Item 15.

Consolidated Statement of Operations Data	Years Ended December 31,
	2005	2004	2003	Sept. 26, 2002 to Dec. 31, 2002
Revenue	$59,115	$66,158	$55,497	$11,554
Loss from operations (2)	(11,283)	(3,509)	(5,225)	(5,627)
Net loss (1) (2)	(15,803)	(6,750)	(5,938)	(5,813)
Basic and diluted loss per share	$(0.15)	$(0.08)	$(0.12)	$(0.29)

Balance Sheet Data:
Working capital (deficit)	(19,626)	(16,029)	(12,225)	(2,038)
Total assets	41,217	53,272	60,469	12,320
Total long-term debt	--	--	--	4,000
Total stockholders’ equity (deficit)	6,841	19,767	24,048	(4,813)

	StorNet, Inc.
Consolidated Statement of Operations Data	Jan. 1, 2002 to Sept. 25, 2002	Year ended December 31, 2001
Revenue	$42,446	$97,441
Loss from operations	(9,556)	(19,815)
Net loss	(10,362)	(22,012)
Basic and diluted loss per share	$(0.52)	$(1.24)

Balance Sheet Data:
Working capital (deficit)	(32,876)	(24,873)
Total assets	10,997	25,626
Total long-term debt	--	63
Total stockholders’ deficit	(32,087)	(21,726)

(1)
The 2005 and 2004 net losses included charges of $2.9 million and $2.5 million, respectively, related to the obligation to issue stock purchase warrants to our majority shareholder, Sun Solunet LLC (“Sun Solunet”), pursuant to a debt guaranty provided by Sun Capital Partners II, LP (“Sun Capital II”), an affiliate of Sun Solunet, on our revolving credit lines with Harris N.A. (formerly known as Harris Trust and Savings Bank) (“Harris”). See further discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)
The 2005 loss from operations and net loss included a charge in the amount of $9.2 million for goodwill impairment related to our Storage Solutions segment. See further discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Supplementary Data - Quarterly Financial Information (Unaudited)

The consolidated results of operations on a quarterly basis were as follows (in thousands, except per share amounts).

	For the three months ended
2005	March 31	June 30	Sept. 30	Dec. 31
Net sales	$15,516	$13,273	$18,039	$12,287
Gross Profit	3,757	3,186	4,543	3,352	(1)
Net loss	(1,513)	(1,560)	(506)	(12,224)	(2)
Net loss per share, basic and diluted	(0.01)	(0.01)	(0.00)	(0.11)

2004
Net sales	$16,839	$15,248	$17,965	$16,106
Gross Profit	3,933	2,979	3,825	3,213	(3)
Net loss	(484)	(1,572)	(308)	(4,386)	(4)
Net loss per share, basic and diluted	(0.01)	(0.02)	(0.00)	(0.04)

(1)
For the first, second and third quarters of 2005, gross profit as reported above was lower by $21,000, $21,000 and $36,000, respectively, than previously reported in our Quarterly Reports on Form 10-Q and 10-Q/A as a result of the reclassification of amortization of capitalized software costs from operating expense to cost of revenue.

(2)
The first, second and fourth quarters of 2005 included charges of $1.0 million, $0.5 million and $1.3 million, respectively, related to stock purchase warrants issued to Sun Solunet in consideration for a guaranty provided by Sun Capital II on our revolving credit lines with Harris. See further discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The fourth quarter of 2005 included a charge in the amount of $9.2 million for goodwill impairment related to our Storage Solutions segment. See further discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)
For the four quarters of 2004, gross profit as reported above is lower by $189,000, $140,000, $239,000 and $82,000, respectively, than previously reported in our Quarterly Reports on Form 10-Q. The differences are the result of the reclassification of reimbursements from certain suppliers of marketing development expense from cost of revenue to selling, general and administrative expense, and the reclassification of amortization of capitalized software costs from operating expense to cost of revenue. For the 2004 year, the total amount of marketing development reimbursements and amortization of capitalized software development costs were approximately $550,000 and $100,000, respectively.

(4)
The fourth quarter of 2004 includes a charge of $2.5 million related to a stock purchase warrant issued to Sun Solunet in consideration for a guaranty provided by Sun Capital II on our revolving credit lines with Harris. See further discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The fourth quarter of 2004 also includes approximately $850,000 of expenses related to closed offices and employee severance. Of this amount, approximately $500,000 was an accrual for remaining lease and severance agreements to be paid in 2005 and 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

SANZ’ current business operations commenced in 2000. Effective April 1, 2003, we completed the acquisition of Solunet Storage Holding and, indirectly, its operating subsidiary Solunet Storage, Inc. (“Solunet Storage”). As further discussed in Notes 1 and 5 to our consolidated financial statements included under Item 15 of this report, the transaction was accounted for as a reverse acquisition, and as a result, the financial statements of Solunet Storage Holding have been adopted as the historical financial statements of SANZ for all periods prior to April 1, 2003.

Products and Services

In the course of our business, we provide the following products and services, which are reported as two business segments in our financial statements included in Item 15:

•	Data storage solutions that we design and deliver as a customized project to meet a client’s specific needs, including both data storage networks and data backup/recovery systems;

•	Maintenance services on storage hardware and software;

•	Storage-related professional services;

•
A proprietary data management software product known as “EarthWhere™” (“EarthWhere”), which facilitates imagery data access and provisioning for geospatial digital imagery users (principally satellite and aerial imagery and map data);

•	Maintenance and customer support services on our EarthWhere software product; and

•	Geospatial imagery data management consulting services.

We report the first three products and services in our “Storage Solutions” segment and the latter three in our “EarthWhere” segment.

SANZ’ Storage Solutions Business:

SANZ provides enterprise-level data storage and data management solutions to commercial and government clients. We design, deliver, service and sometimes manage data storage systems, especially those that are built using a network architecture. While the market for data storage solutions is large (sources such as VARBusiness magazine estimated the 2004 global storage services market at $23.5 billion in an August, 2004 publication), and broad-based as a result of the fundamental need by all industries and government agencies to better manage ever increasing amounts of data, it is subject to fluctuations in capital spending in general and in information technology spending in particular.

Because we typically design solutions that integrate multiple technologies for our clients, we are known in the industry as a “storage solution provider.” Our client-specific solution designs may include a variety of storage elements or subsystems from a single technology partner, or may be comprised of a mix of elements from a broad range of component suppliers. Clients often choose to conduct business with SANZ because of our ability to offer solutions that are based on a comprehensive understanding of the wide range of storage technologies and products that are available, and our ability to select from among those sometimes competing offerings, an optimized price-performance combination for the client’s specific needs.

Because of our need to have a broad, concurrent understanding of many data storage technologies, our business requires a significant continued investment in well-trained engineering personnel and a high level of experience and training in our sales and support staff. We also invest in testing new product offerings and operate testing laboratories (of varying sizes) at our offices in Texas, Colorado and Virginia. These facilities are used to test proposed solutions and to demonstrate those solutions to prospective clients.

In many cases, we provide solution design recommendations to our clients as part of the sales process. In other cases, clients engage us as consultants, using our specialized expertise in such projects as: assessing the adequacy of clients’ current data storage infrastructures; advising them on new data management systems design; providing implementation services and providing ongoing operational support.

As an important part of our general business strategy, we have concentrated on growing the technical professional services content of our Storage Solutions business, which has increased from $3.3 million in 2004 to $4.8 million in 2005, a 45% increase. Sales of professional services generally provide higher gross margins than the resale of third-party hardware and software. At the same time, building out and maintaining a professional services staff requires additional management systems for recruiting, retention, and utilization of employees.

Because of the technical complexity of data storage hardware and software products and systems, clients generally purchase maintenance and support contracts on those products. We provide these services from our Richardson, Texas based “technical services center,” a call center in which our own engineers field support calls from clients with respect to many of the products that we sell. Depending on the nature of the client’s issue, our engineers may resolve the call remotely or may pass on the call to the product vendor to send a technician into the field to fix the issue. This process is referred to in the industry as taking “first call.” The ongoing communication with the client associated with taking first call also helps us in our efforts to maintain a close relationship with the client as its “trusted advisor,” and helps us, from time to time, to identify new sales opportunities within the client.

We market our Storage Solutions products and services primarily to Federal government and commercial enterprises. We view these two market segments as having distinct needs, and as a result, made changes in our organization in late 2004 to address these markets with specifically dedicated resources. The Federal market for SANZ is generally highly centralized in the Washington DC area; typically involves larger contract awards and longer sales cycles of up to 12 months; requires that we maintain presence on certain Federal procurement vehicles (e.g., GSA Schedules) that generally limit available margin on third-party product resale; and typically provides greater opportunity for higher levels of professional services revenue.

The commercial market for SANZ is much more geographically diverse; normally involves smaller average project size with shorter sales cycles; faces certain market access limitations from our technology partners as most reserve many of the Fortune 1000 accounts for their direct sales efforts instead of channel management; typically supports higher available margin on third-party product re-sale; and generally provides less opportunity for sales of professional services. It is our strategy to maintain and increase our market share in both of these markets and continue to build on our reputation for providing highly cost effective, comprehensive data management solutions in a full service model.

To improve our financial performance, we are focused on organizational productivity. We are striving to increase the individual productivity of our sales staff and the billable utilization of our existing engineering staff. In parallel, we are focused on increasing the percentage of revenue from our higher margin services business and reducing the costs of our back-office and support operations through improved application of systems and technology.

SANZ’ EarthWhere software and services business:

As an outgrowth of our understanding of data management processes and requirements, we have developed and sell a proprietary data-management software application designed specifically for managing geospatial imagery data. EarthWhere is designed to facilitate a user’s provisioning and distribution of stored geospatial data (e.g., satellite and aerial imagery, map data, etc.).

We are currently marketing EarthWhere predominantly to government agencies that use geospatial digital imagery in their business or mission. These users may include:

●	Intelligence operatives and planners who use images to monitor condition changes in their surveillance objectives;

●	Environmental condition analysts who use hyper-spectral analysis of imagery to monitor changes in conditions;

●	Agricultural scientists and planners who use imagery to monitor farm production compliance, soil conditions, and land contours;

●	Border patrol enforcement teams who use imagery to plan for more effective “route” control and intercept;

●	Oil and gas and minerals exploration analysts;

●	Emergency management teams who use imagery to address issues of evacuation route planning; and

●	Municipal planning, taxing and control organizations that use imagery to address zoning compliance and other real estate development issues.

While there are no specific market estimates for software products and services that provide the EarthWhere functionality, the market for geospatial imagery data is estimated by the American Society for Photogrammetry and Remote Sensing (“ASPRS”) to exceed $3 billion annually, and to be growing at approximately 9-14% per year. Another source, Cary & Associates, estimated the total Federal spending on “Geo Technology,” which includes imagery, IT delivery systems, and personnel involved in the management and use of imagery, etc., at approximately $6 billion.

The current business process that is used to deliver geospatial imagery to meet the needs of its users is complex. A critical element in that process, given the state of current technology, is the role of the highly trained imagery analyst, who must retrieve the correct imagery data and apply sophisticated software tools to create the exact image needed by the “business user,” no matter how simple or complex. This process is typically slow, time intensive (therefore costly), and often fails to meet timing or general mission needs of the business user.

SANZ management believes that the introduction of EarthWhere as a data provisioning application offers dramatic improvement to the process for delivering data to the imagery analyst and making some of his/her tasks much easier. In actual process impact tests at the United States Department of Agriculture Farm Service Agency Aerial Photography Field Office (“USDA APFO”) and other users, the application of EarthWhere improved productivity of some operations by as much as 20 to 1 (“USDA APFO/EarthWhere sales order fulfillment project—Case study, version 1.5,” March 15, 2005). Improving the productivity of the imagery analyst increases his/her ability to completely support the mission objectives of the business user and correspondingly support an expanding user market.

We recorded our first product sale of EarthWhere in 2003. To date, we have penetrated a number of Federal agencies that hold significant potential for broad application of the EarthWhere software product. The sales cycle for an “enterprise class” software product typically exceeds 12 months from initial introduction to full deployment. Our experience has been that EarthWhere sales cycles tend to follow this pattern. A relatively small license sale that supports a typical “department” use is priced in the range of $100,000. Our business development efforts through 2005 have been primarily founded on a direct sales model, though we have taken steps to develop a channel sales model. We expect to increase revenue in 2006 as we continue to invest in building out our sales and distribution model and move some of our existing clients from department to “enterprise” use of the product.

As part of our software sale, we provide installation and support services. We have also found that some of our clients and prospective clients have a need for business process re-engineering and other consulting services, which we also provide.

Currently we believe that we have nominal direct competition for the EarthWhere product. We sometimes face indirect competition where mature users of geospatial imagery have developed custom “in house” systems that perform some or all of the functions of our product.

We continue to invest significantly in the product development of EarthWhere, which we expect will be necessary to continue to maintain a competitive position. We account for software development costs according to accounting principles generally accepted in the United States (“US GAAP”). In 2005, we capitalized $911,000 of software development costs related to EarthWhere, and expensed $219,000 in research and development costs related thereto.

While we expect increases in sales of EarthWhere software and related services, this part of our business is still in the development stage and no assurance can be made that we will meet our sales objectives. If we fail to meet our sales objectives, the cash requirements for development will place a significant burden on our cash resources.

Segment Information

The Company currently operates and reports in two business segments—Storage Solutions and EarthWhere. The two reportable segments disclosed in this document are based on our management organizational structure as of January 1, 2005. A detailed description of the products and services, as well as financial data, for each segment can be found in Note 12 to the consolidated financial statements included in Item 15. Based on the way in which management reviews and evaluates segment performance, the segment operating results shown below for 2005, 2004 and 2003 do not include non-allocated corporate expenses, interest expense, charges for debt guaranty warrants and other income and expense. Such items are only considered when evaluating the results of the consolidated company. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Storage Solutions

(in thousands)	2005	2004	2003
Net revenue
Product sales and vendor supplied services	$43,333	$53,970	$47,522
Consulting and engineering services	4,773	3,272	2,120
Maintenance services and contract fees	8,895	7,763	5,748
Total net revenue	$57,001	$65,005	$55,390

Gross Profit	13,440	13,388	12,940
Loss from operations (1)	(8,851)	(1,578)	(1,436)

(1) For 2005, this included a non-cash charge in the amount of $9.2 million for goodwill impairment.

Storage Solutions revenue decreased by 12% from 2004 to 2005, but yielded higher gross profit year over year. Storage Solutions generated positive income from operations for the first time in 2005, excluding the non-cash charge of $9.2 million for goodwill impairment, based on higher gross margins and lower operating costs than in previous years. Higher professional services revenue year on year was a primary factor in increasing gross margins from 2004 to 2005. Our commercial sector faced more difficult general market conditions in their small-to-midsize business market segment than anticipated and had lower rates of professional services, primarily from the continued shift from tape to disk product concentration. Our Federal Storage Solutions business executed successfully its professional service growth strategy, with an increase in billable consultants and engineers of more than 20 over 2004.

EarthWhere

(in thousands)	2005	2004	2003
Net revenue
EarthWhere licenses and services	$1,932	$749	$87
Other hardware and software	182	404	20
Total net revenue	$2,114	$1,153	$107

Gross Profit	1,398	562	35
Loss from operations	$(1,732)	$(1,453)	$(1,207)

EarthWhere revenue increased by 84% from 2004 to 2005, and sales of our software licenses increased nearly three-fold, from $316,000 in 2004 to $926,000 in 2005. In October 2005, we sold our largest single software license of $365,000. In addition, our EarthWhere consulting and engineering service revenue more than doubled in 2005 as compared to 2004. At the same time, we have significantly increased our investment in expanding the EarthWhere business, with the number of dedicated EarthWhere employees increasing from 5 to 15 to 26 at December 31, 2003, 2004 and 2005, respectively. Operating expenses, including an allocation for general and administrative expenses, increased from $1,307,000 in 2003 to $2,114,000 in 2004, and to $3,265,000 in 2005.

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

Revenue Recognition

The Company recognizes revenue from the design, installation and support of data storage solutions, which may include hardware, software and services. The Company’s revenue recognition policies are based on the guidance in Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB 104”) in conjunction with Emerging Issues Task Force (“EITF”) Issue Number 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The Company recognizes revenue when:

●	persuasive evidence of an arrangement exists,
●	delivery has occurred or services have been rendered,
●	the sales price is fixed or determinable, and
●	collectibility of the resulting accounts receivable is reasonably assured.

The Company’s revenue is derived from two segments—Storage Solutions and EarthWhere—and from four sources:

(1)	the resale of computer hardware, software and related vendor supplied services;
(2)	the sale of the Company’s proprietary software product, EarthWhere;
(3)	professional services, including installation, assessment, and on-site consulting; and
(4)	the sale of maintenance and technical support agreements on data storage devices and software.

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

EarthWhere License Fees

The Company recognizes revenue on EarthWhere license fees in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” and other applicable authoritative accounting literature.

For software license agreements that do not require significant modifications or customization of the software, the Company recognizes software license revenue when persuasive evidence of an agreement exists, delivery of the product has occurred, the license fee is fixed or determinable and collection is probable. The Company’s software license agreements generally do not include multiple products and services. Consulting and maintenance services are billed separately from the license. Acceptance provisions included in a software license agreement generally grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications. Based on the Company’s history, the likelihood of non-acceptance in these situations is remote, and the Company recognizes revenue when all other criteria of revenue recognition are met. If the likelihood of non-acceptance is determined to be other than remote, revenue is recognized upon the earlier of receipt of written acceptance or when the acceptance period has lapsed.

Service sales

Service revenue, including material installation services, is recognized as the related services are completed.

Maintenance Services

The Company provides “first call” technical support for certain hardware and software products that we sell. For maintenance services on these products, we defer the associated revenue at the inception of the contract, and recognize revenue on a straight-line basis over its contractual terms. Likewise, we defer the costs of such maintenance contracts and amortize them on a straight-line basis over their contractual terms.

Maintenance services on EarthWhere licenses are billed separately from the license fees and include post-contract customer support (“PCS”) along with unspecified upgrades and enhancements. Revenue from these maintenance agreements is recognized on a straight-line basis over their contractual terms.

Maintenance contract fees

For products for which we do not perform first call maintenance, we often resell the vendor’s maintenance contract for a fee. On these arrangements, we recognize revenue at the inception of the contract, net of the cost of the contract.

Multiple deliverable arrangements

In accordance with EITF 00-21, for sales transactions that include the resale and installation of data storage systems and the sale of first call maintenance contracts denominated as a single, lump-sum price, we allocate the aggregate transaction revenue among the multiple elements based on their relative fair values. This process involves the application of management’s judgment and estimates regarding those relative fair values.

When some elements are delivered prior to others in a multiple element arrangement, revenue for the delivered elements is separately recognized, provided all of the following criteria are met:

●	the delivered item has value to the customer on a stand-alone basis,
●	there is objective and reliable evidence of the fair value of the undelivered item(s), and
●	delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor.

Undelivered revenue elements typically include installation, training, and other professional services.

Use of Estimates

The preparation of our financial statements in conformity with US GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the reported amount of revenue and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Some of these estimates, judgments and assumptions relate to expected outcomes or uncertainties of specified events. Others relate to the anticipated dollar amounts arising out of events that are reasonably certain to occur. The areas in which we most frequently are required to make such estimates, judgments and assumptions are assessment of the carrying value of goodwill, allowances for credit losses on accounts receivable, allowances for impairment in the value of inventory, recognition of revenue, and the useful lives of intangible assets.

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

Goodwill and Intangible Assets

The Company reviews the carrying value of goodwill annually and uses the last date of its fiscal year (December 31) as the measurement date. Under certain circumstances we will assess goodwill for impairment more frequently. The performance of the test involves a two-step process. The first step (“Step I test”) of the impairment test involves comparing the fair value of the Company’s reporting unit with the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we perform the second step (“Step II test”) to determine the amount of the impairment loss. The impairment loss is determined by comparing the implied fair value of our goodwill with the carrying amount of that goodwill. We believe that our estimates of fair value are reasonable. Changes in estimates of such fair value, however, could affect the calculation.

In 2005, we began segment reporting, and, at that time, determined that, as defined under SFAS 142, we had two reporting units - Storage Solutions and EarthWhere. Accordingly, we allocated our recorded goodwill to both of these reporting units based on the percentage of gross profit generated by each reporting unit for the year ended December 31, 2004, the most recent year prior to our commencement of segment reporting. We believed that this was the most appropriate financial measure for allocation purposes based on the different stages of the reporting units’ businesses. This resulted in approximately 4% or $1.3 million of the total goodwill asset allocated to our EarthWhere reporting unit.

As of December 31, 2005, we reviewed goodwill associated with both of our reporting units for impairment, and, as part of our assessment, we engaged an independent valuation firm (“independent firm”). The independent firm performed its valuation using primarily discounted cash flow and comparable public company analyses. The result of the Step I test for our Storage Solutions reporting unit was that the carrying amount of this reporting unit exceeded its fair value. Because of the impairment determined under the Step I test, we were required to complete the Step II test, which involved a valuation of this reporting unit’s assets and liabilities, including intangibles. Based on the Step II analysis, as of December 31, 2005, we have recorded an impairment charge for goodwill related to our Storage Solutions reporting unit in the amount of $9.2 million.

For our EarthWhere reporting unit in 2005, we concluded that the recorded goodwill was not impaired. Additionally, for both 2004 and 2003, we concluded that our goodwill, as analyzed on a total Company basis, was not impaired.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised) (“SFAS 123R”), “Share Based Payment,” which provides guidance on share-based payment transactions and requires fair value accounting for all share-based compensation. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company is required to adopt SFAS 123R at the beginning of 2006.

Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include the modified prospective and modified retrospective adoption options. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock over the remaining award service period beginning on January 1, 2006, while the modified retrospective method requires that all prior periods presented be adjusted to reflect compensation expense under the fair value method of accounting for awards granted, modified or settled after December 31, 1994. We expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We plan to use the modified prospective transition method and will use the Black-Scholes valuation model. We expect the adoption of SFAS 123R to result in compensation expense amounts that are similar to those currently disclosed under SFAS 123.

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

The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial statements.

Results of Operations

SANZ and Solunet Storage Holding merged effective April 1, 2003. As discussed in Notes 1 and 5 to our consolidated financial statements included in Item 15, this transaction has been accounted for as an acquisition of SANZ by Solunet Storage Holding. As a result, for all periods prior to April 1, 2003, the financial statements of Solunet Storage Holding have been adopted as SANZ’ historical financial statements. The results of operations of the acquired business and the assets of that acquired business are reflected in our consolidated financial statements only for the periods after the date of acquisition, April 1, 2003.

When we refer to the operations or net assets of only one of the constituent businesses, independent of the other, we use the term “legacy,” as in “legacy SANZ” or “legacy Solunet.”

Selected Consolidated Statements of Operations Data

The following tables present Consolidated Statements of Operations data for the years ended December 31, 2005 and December 31, 2004 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Results of Operations for the Year Ended December 31, 2005
Compared to Results of Operations for the Year Ended December 31, 2004

(In thousands, except for percentages)	For the year ended December 31,				$ Change	% Change
	2005	% of rev	2004	% of rev	2005-2004	2005-2004

Revenue
Product sales and vendor supplied services	$44,446	75.2%	$54,690	82.7%	$(10,244)	(18.7)%
Consulting and engineering services	5,612	9.5	3,680	5.5	1,932	52.5
Maintenance services and contract fees	9,057	15.3	7,788	11.8	1,269	16.3
Total Revenue	59,115	100.0	66,158	100.0	(7,043)	(10.6)

Gross Profit (% of respective revenue)
Product sales and vendor supplied services	9,921	22.3	9,939	18.2	(18)	(0.2)
Consulting and engineering services	2,117	37.7	1,549	42.1	568	36.7
Maintenance services and contract fees	2,800	30.9	2,462	31.6	338	13.7
Total Gross Profit	14,838	25.1	13,950	21.1	888	6.4

Operating expenses
Selling, general and administrative	15,822	26.8	14,893	22.5	929	6.2
Charge for goodwill impairment	9,200	15.6	--	0.0	9,200	100.0
Severance and closed office expense	--	0.0	1,226	1.9	(1,226)	(100.0)
Acquisition-related costs	--	0.0	34	0.0	(34)	(100.0)
Depreciation and amortization of intangibles	1,099	1.8	1,306	2.0	(207)	(15.8)
Total operating expenses	26,121	44.2	17,459	26.4	8,662	49.6

Loss from operations	(11,283)	(19.1)	(3,509)	(5.3)	(7,774)	221.5

Other income (expense)
Interest expense	(1,610)	(2.7)	(1,221)	(1.8)	(389)	31.9
Charge for warrants issued to related party for debt guaranty	(2,877)	(4.9)	(2,469)	(3.7)	(408)	16.5
Other income (expense)	1	0.0	121	0.1	(120)	(99.2)

Loss before income taxes	(15,769)	(26.7)	(7,078)	(10.7)	(8,691)	122.8

Income tax (expense) benefit	(34)	(0.0)	328	0.5	(362)	(110.4)

Net loss	$(15,803)	(26.7)%	$(6,750)	(10.2)%	$(9,053)	134.1%

Revenue. Revenue for the year ended December 31, 2005 decreased by approximately 11% from the prior year. For 2005, our sales of products (hardware and software) and vendor supplied services decreased by 19% from 2004, but revenue from professional services increased by 53% year on year, and as a percentage of total revenue, increased approximately 72%. The year on year decrease in hardware/software sales reflects market trends including the continued shift in product mix from tape to disk and continued downward trends on price per unit capacity.

The year on year improvement in professional services revenue is the result of the Company’s continued commitment to grow this generally higher margin sector of our business. Our year on year growth was heavily concentrated in Federal sector of our Storage Solutions segment (“Federal sector”) and EarthWhere segment, which had increases of approximately 120% and 40%, respectively, versus an approximately 40% decrease in the Storage Solutions commercial sector for the same period. Revenue from maintenance services and maintenance contract fees increased by 16% from 2004 to 2005, and as a percentage of total revenue, increased approximately 30%. Individually, maintenance service revenue increased 14% and maintenance contract fees increased 21% from 2004 to 2005.

Gross Profit and Margin. Gross profit for the year ended December 31, 2005 was up 6.4% or $888,000 compared to the prior year. The increase in gross profit from 2004 was attributable to a $2.4 million favorable variance from higher overall gross margin for 2005, offset by an unfavorable $1.5 million variance from lower revenue in 2005 versus 2004.

Gross margin increased from 21.1% in 2004 to 25.1% in 2005. Gross margins on product sales and vendor supplied services were higher in 2005, primarily from a favorable product mix and certain high-margin large orders in 2005. Increased sales of EarthWhere software licenses ($926,000 in 2005 versus $316,000 in 2004) also contributed to the improved gross margin in 2005. Gross margin on consulting and engineering services was lower in 2005, primarily due to the utilization of outside contractors on a significant Federal government Storage Solutions project. The maintenance revenue gross margins decreased slightly in 2005 compared to 2004 due to changes in product mix.

Operating Expenses. Operating expenses comprise selling, marketing, engineering, and general and administrative (“SG&A”) expenses, as well as depreciation, amortization and other non-cash expenses. For the year ended December 31, 2005, SG&A expense including severance and closed office accrued expenses decreased approximately 2% as compared to the prior year. This decrease is primarily a result of cost reductions made during the second half of 2004 in our Storage Solutions segment (three office closures and related employee reductions) and employee reductions during this same period in corporate general and administrative departments. These decreases were offset by increased spending during 2005 in expanding our EarthWhere segment and increasing our headcount in the consulting and engineering group in our Federal sector. Our average headcount for the year ended December 31, 2005 was 113, of which 21 were in our EarthWhere segment and 73 were in our Storage Solutions segment. This compares to year-end average headcount at December 31, 2004, which was 107, of which 10 were in our EarthWhere segment and 76 were in our Storage Solutions segment.

Depreciation and amortization of intangibles for 2005 decreased as compared to 2004, due in part to the completion of amortization of certain intangible assets recorded as part of the Solunet Storage merger in 2003.

Charge for goodwill impairment. As previously discussed under this Item, in 2005, we recorded a $9.2 million charge for goodwill impairment. We recorded no impairment charge for 2004.

Interest Expense. Interest expense for 2005 increased approximately 32% as compared to 2004. The increase is due to higher average borrowings in 2005 as well as to higher interest rates, which increased on average by nearly 2 points in 2005 compared to 2004. Average debt outstanding in 2005 was $16.9 million as compared to $16.2 million in 2004. The increased average debt outstanding was primarily the result of the continued investment in our EarthWhere segment. Interest expense in 2005 and 2004 included approximately $150,000 paid to an affiliate of Sun Solunet for loan guaranties issued on our behalf by Sun Capital II.

Charge for Warrants issued to Related Party for Debt Guaranty. In March, May, June and November 2005 and in consideration for the Harris debt guaranty provided by Sun Capital II, we were obligated to issue and issued to Sun Solunet four stock purchase warrants to purchase an aggregate of 12,351,199 shares of our common stock, with an exercise price of $0.001 per share. These warrants were immediately exercisable upon issuance. Based on the number of shares issued pursuant to the warrants, we recorded non-cash charges which aggregated approximately $2,877,000, calculated as the number of shares issued multiplied by the closing market price of SANZ’ common stock as of the dates of issuance of the respective warrants. See further discussion regarding the debt guaranty warrants issued in the discussion of “—Liquidity and Capital Resources” below.

Results of Operations for the Year Ended December 31, 2004
Compared to Results of Operations for the Year Ended December 31, 2003

(In thousands, except for percentages)	For the year ended December 31,				$ Change	% Change
	2004	% of rev	2003	% of rev	2003-2004	2003-2004

Revenue
Product sales and vendor supplied services	$54,690	82.7%	$47,597	85.8%	$7,093	14.9%
Consulting and engineering services	3,680	5.5	2,133	3.8	1,547	72.5
Maintenance services and contract fees	7,788	11.8	5,767	10.4	2,021	35.0
Total Revenue	66,158	100.0	55,497	100.0	10,661	19.2

Gross Profit (% of respective revenue)
Product sales and vendor supplied services	9,939	18.2	9,938	20.9	1	0.0
Consulting and engineering services	1,549	42.1	1,066	50.0	483	45.3
Maintenance services and contract fees	2,462	31.6	1,971	34.2	491	24.9
Total Gross Profit	13,950	21.1	12,975	23.4	975	7.5

Operating expenses
Selling, general and administrative	14,893	22.5	15,059	27.1	(166)	(1.1)
Severance and closed office expense	1,226	1.9	--	0.0	1,226	100.0
Acquisition-related costs	34	0.0	1,987	3.6	(1,953)	(98.3)
Depreciation and amortization of intangibles	1,306	2.0	1,154	2.1	152	13.2
Total operating expenses	17,459	26.4	18,200	32.8	(741)	(4.1)

Loss from operations	(3,509)	(5.3)	(5,225)	(9.4)	1,716	(32.8)

Other income (expense)
Interest expense	(1,221)	(1.8)	(817)	(1.5)	(404)	49.4
Charge for warrants issued to related party for debt guaranty	(2,469)	(3.7)	--	0.0	(2,469)	100.0
Other income (expense)	121	0.1	(11)	(0.0)	132	(1200.0)

Loss before income taxes	(7,078)	(10.7)	(6,053)	(10.9)	(1,025)	16.9

Income tax (expense) benefit	328	0.5	115	0.2	213	185.2

Net loss	(6,750)	(10.2)%	$(5,938)	(10.7)%	$(812)	13.7%

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

Revenue. Our total revenue for the year ended December 31, 2004 was $66.2 million. This represented an increase of $10.7 million, or 19%, over the $55.5 million recorded for the year ended December 31, 2003. The increase was primarily a result of the combination of sales of legacy SANZ and Solunet Storage for 2004, which accounted for $7.5 million of the increase.

Had the combination of SANZ and Solunet Storage been completed at January 1, 2003, the combined revenues of both organizations for 2003, on a pro forma basis, would have been $63.0 million. The additional $3.2 million increase in revenue from 2003 pro forma to 2004 was based on a combination of factors. Product sales and vendor supplied services increased only slightly on a pro forma basis, from $54.4 million to $54.7 million. This increase was primarily the result of sales increases in the Federal sector, partially offset by soft general market conditions as a result of reductions in information technology spending in the U.S. Consulting and engineering services increased by 36%, from $2.7 million in 2003 pro forma to $3.7 million in 2004, as a result of the Company’s continued commitment to grow this part of its business, which generally has produced higher gross margins. Maintenance services and contract fees increased by nearly 32%, from $5.9 million in 2003 pro forma to $7.8 million in 2004. This revenue increase was primarily the result of legacy SANZ’ shift from reselling supplier provided maintenance (i.e., maintenance contract fees) to providing “first call” maintenance services.

Gross Profit and Gross Margin. Gross profit for the year ended December 31, 2004 was $14.0 million, compared to a gross profit of $13.0 million recorded during the prior year. Of the $1.0 million increase, approximately $2.5 million was attributable to the increase in total revenue, offset by a decline of approximately $1.5 million attributable to lower gross margin from product mix described below.

On a percentage basis, gross margin declined from 23.4% in 2003 to 21.1% in 2004. On a pro forma basis, gross margin declined from 22.2% in 2003 to 21.1% in 2004. The decrease in overall gross margin is primarily related to gross margins of sales of hardware, software and vendor supplied services, which declined from 19.3% in 2003 pro forma to 18.2% in 2004. This decrease is due to project and product mix shift and to market pricing pressures. Specifically, in 2004, tape system sales and disk sales were approximately $12.6 million and $15.3 million, respectively. This compared to tape system and disk sales of $18.3 million and $12.6 million, respectively, for the 2003 pro forma year. Tape systems typically carry higher margins as compared to disk margins. In addition, gross margins related to sales of hardware, software and services were further depressed in 2004 due to changes in supplier mix.

Operating Expenses. Our operating expenses for 2004 were $17.5 million. Of this amount, $14.9 million consists of SG&A expenses and $1.3 million consists of depreciation and amortization. The remaining $1.3 million of expense represents amounts paid in 2004 and charges for future payments required in 2005 and 2006 related to regional office closures and severance costs associated with the reduction in force during 2004 of various management personnel. Excluding the severance and closed office expense, operating expenses were $16.2 million.

The total operating expense of $17.5 million in 2004 represented a decrease of $0.7 million from the $18.2 million of total operating expenses recorded in 2003. The 2003 amount includes $15.0 million of SG&A expenses, $2.0 million of expense relating directly to the acquisition of Solunet Storage, and $1.2 million of depreciation and amortization. Excluding the acquisition-related expense, 2003 operating expenses were $16.2 million.

On a pro forma basis, excluding all acquisition related expenses for both SANZ and Solunet Storage, operating expense in 2003 was $18.4 million. The 2004 operating expenses of $17.5 million represented a decrease of $0.9 million, or 5%, as compared to 2003 pro forma operating expenses. This decrease was a result of personnel reductions made after the combination of the two companies, particularly in areas such as finance, sales support, back-office administration, engineering and management, where we had duplicate and/or redundant positions. Total headcount at December 31, 2004 was 101, as compared to total headcount at December 31, 2003 of 112. In addition, in 2004 we closed three regional offices, and concentrated our resources in regions where we believed we had greater critical mass and thus greater sales potential.

Interest Expense. During 2004, interest expense was $1.2 million, an increase of $400,000 from 2003 interest expense of $817,000. This increase was primarily due to higher borrowing levels, averaging approximately $16 million in 2004 as compared to an average debt outstanding of approximately $10 million the prior year. Interest expense in 2004 and 2003 included approximately $150,000 paid to an affiliate of Sun Solunet for loan guaranties issued on our behalf by Sun Capital II.

Charge for Warrant issued to Related Party for Debt Guaranty. In November 2004 and in partial consideration for our Harris debt guaranty provided by Sun Capital II, we were obligated to issue to Sun Solunet a stock purchase warrant for a total of 7,715,545 shares of our common stock with an exercise price of $0.001 per share. Based on the number of shares issued pursuant to the warrant, we recorded a charge of approximately $2.5 million, calculated as the number of shares issued multiplied by the closing market price of SANZ’ common stock as of November 16, 2004. This warrant was issued on March 23, 2005. See further discussion regarding the debt guaranty warrant issued in the discussion of “—Liquidity and Capital Resources” below.

Other Income and (Expense). Other income and (expense) for 2004 was $121,000 as compared to ($11,000) for 2003. The net increase in other income in 2004 was principally due to a settlement on litigation in the form of shares in a private company and resultant gains from sales of a portion of those shares during the third quarter of 2004, the combination of which totaled $229,000. Offsetting this income were losses of $113,000 on disposals of property, equipment and leasehold improvements related to the consolidation of two Colorado corporate offices into a single corporate headquarters in May 2004.

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

Liquidity and Capital Resources

Liquidity

Our consolidated financial statements as presented in Item 15 have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception and have incurred a net loss of $15,803,000 for the year ended December 31, 2005. In addition, as of December 31, 2005, we have negative working capital (current liabilities in excess of current assets) of $19,626,000. Accordingly, as of December 31, 2005, the recoverability of a major portion of the recorded asset amounts, including goodwill, is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

As of December 31, 2005, we had approximately $1.7 million of undrawn availability on our borrowing facility with Wells Fargo Bank, National Association (“Wells Fargo”). Our ability to borrow under the Wells Fargo facility is dependent at any time on our having adequate eligible accounts receivable to support borrowings and complying with financial covenants related thereto.

As of December 31, 2005, we also held a credit facility with our majority shareholder, Sun Solunet (the “Sun Loan”), which was fully drawn at $13.0 million. In February 2006, the Sun Loan was amended to increase the borrowing availability from $13.0 million to $14.0 million, plus accrued interest. We borrowed the additional $1.0 million in February 2006 to fund operations.

On March 2, 2006, we entered into a private placement transaction exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4 (2) and Regulation D promulgated thereunder (the “Private Placement”) with third-party investors, Company executive management and Sun Solunet. We raised approximately $2.5 million in cash, and Sun Solunet converted $8.0 million of the Sun Loan to equity. We repaid $1.0 million of the outstanding Sun Loan to Sun Solunet, and the remaining $5.0 million of outstanding debt on the Sun Loan was converted to a three-year term loan (“Sun Term Loan”), bearing interest at prime plus 1.0%. We expect to use the net cash proceeds of approximately $2.5 million from the Private Placement for general working capital needs. We believe that the net cash proceeds from the Private Placement and our Wells Fargo credit facility will provide us adequate working capital for the next twelve months. See further discussion of the Private Placement in Note 3 to the consolidated financial statements included in Item 15.

We continue to attempt to improve our liquidity through improving our operating results and exploring debt and equity capital opportunities. Key operating performance improvement levers continue to be: sustaining or moderately increasing existing revenue levels, achieving higher revenue gross margins from increased services revenue and EarthWhere software license sales, and maintaining operating expenses as a percentage of gross profit at the same or lower percentage. We also continue to invest in our EarthWhere business, in particular in the product development and sales and distribution areas. At the current revenue levels for EarthWhere, such investment requires significant cash. Increased revenue from EarthWhere software sales would substantially improve operating cash flow. By continuing to generate positive operating cash flow from our storage solutions business, or achieving break-even to positive operating cash flow from our EarthWhere business, and assuming continuation of current bank debt facilities, the Sun Loan, and current business trends and supplier relations, we believe that our existing credit facilities are adequate in providing sufficient liquidity to fund our operations. However, we may need either to undertake further cost-cutting measures (which could entail curtailing certain operations), or to raise additional debt or equity capital, or both. If we do seek to raise debt or equity capital, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid further cost-cutting. If equity capital is raised, the issuance of those shares would also be dilutive to the ownership interests of all other stockholders.

Cash and Cash Flows

At December 31, 2005, we had $6,000 in cash and cash equivalents. In addition to cash, at that date we had undrawn availability of $1.7 million on our Wells Fargo credit facility.

For the year ended December 31, 2005, our operating activities used $5.2 million of cash, including: (1) the net loss incurred during the year of $15.8 million, of which $13.4 million related to non-cash charges for goodwill impairment, depreciation and amortization and warrants issued to a related party in the amounts of $9.2 million, $1.3 million and $2.9 million, respectively; (2) a decrease in our accounts payable of $3.8 million, due primarily to lower trade purchases related to lower invoicing in the fourth quarter of 2005 as compared to the fourth quarter of 2004; and (3) a decrease in deferred revenue of $1.1 million, due to lower maintenance services billings in the fourth quarter of 2005 as compared to the fourth quarter of 2004. Partially offsetting these decreases, cash from operations in 2005 was increased by a reduction in our accounts receivable of $1.3 million, due to lower invoicing in December 2005 as compared to December 2004. The decrease in invoicing from the fourth quarter of 2004 to the fourth quarter of 2005 was in part due to the timing of shipments and the completion of projects, as new order bookings for Q4 2005 and Q4 2004 remained consistent at approximately $13.3 million in both periods. Cash from operations was also increased by a decrease in deferred maintenance contracts of $0.9 million, directly related to the decrease in deferred revenue mentioned above.

Cash used in investing activities was $1.2 million in 2005, consisting of $318,000 for the purchase of property and equipment, and $911,000 for the capitalization of costs for software developed for resale, discussed further below under the section “Capital Expenditures.”

Cash provided by financing activities totaled $5.9 million in 2005, consisting of net borrowings on our Wells Fargo line of credit of $0.5 million, net borrowings on our Harris lines of credit of $4.4 million, and net borrowings on our Sun Loan of $1.0 million.

Loan Facilities

Wells Fargo Line of Credit

We have a revolving credit line with Wells Fargo to borrow up to $12 million, subject to availability based on a borrowing base calculation. Funds available under the credit facility are limited to 85% of the amount of eligible accounts receivable and fluctuations in the timing of customer orders can limit our ability to draw on the line when needed. Eligible accounts consist of substantially all accounts receivable, subject to customary exceptions (including those aged over 90 days, otherwise-current receivables from customers with material amounts outstanding over 90 days, and more than a pre-set percentage of total receivables from a single customer). Borrowings against receivables owed directly by Federal government end-users are further limited to 80% of the amount of eligible accounts receivable up to $500,000 in the aggregate unless we obtain an “assignment of claim” executed by the government agency. Receivables from commercial entities acting as prime contractors for Federal government end-users are not subject to this limit.

This credit line expires in May 2007 and is secured by substantially all assets of SANZ Inc. and Solunet Storage, Inc. (“SANZ Inc. et al”), wholly-owned subsidiaries of the Company. As of December 31, 2005, this credit line bore interest at prime plus 4.0% (11.25%), and based on our eligible collateral at that date, we had $9.0 million available for borrowing, of which $7.3 million was drawn and $1.7 million remained available.

Wells Fargo may declare the loan in default if SANZ Inc. et al does not meet certain financial performance measures. At December 31, 2005, we were in compliance with all of these covenants. During the June and the September 2005 quarters, the Company was not in compliance with a minimum availability covenant required for cash transfers from SANZ Inc. to Solunet Storage. This violation occurred on one such transfer each in June and in September 2005. Subsequent to the June and September 2005 quarters, the Company received a waiver from Wells Fargo for each of these periods.

As part of an amendment to the credit facility in March 2005, Wells Fargo waived the Company’s non-compliance on certain financial covenants as of December 31, 2004. In addition, Wells Fargo reset the following financial covenant requirements effective January 1, 2005: (1) minimum net income (loss) on a year to date basis, calculated quarterly; (2) minimum net worth plus “subordinated debt” (measured in the aggregate, with amounts loaned to SANZ Inc. and its wholly-owned subsidiary, Solunet Storage, (the Company’s borrowers) from SANZ being defined as subordinated debt), calculated on a monthly basis; (3) minimum availability, calculated monthly; (4) capital expenditure limit, calculated on an annual basis; and (5) a minimum cash infusion from SANZ or an outside source if SANZ Inc. and its subsidiary, Solunet Storage, generate a net loss in a given quarter and have generated a net loss on a year to date basis at that time, in an amount equal to the lesser of the quarterly net loss or the year to date net loss.

The current credit agreement also includes as a co-borrower Solunet Storage, which in March 2005 became a wholly-owned subsidiary of SANZ Inc. Each borrower maintains a separate borrowing base; however, total borrowings under the facility are limited to $12,000,000. Additionally, each borrower is required to guaranty the other’s debt. Cash transfers from SANZ Inc. to Solunet Storage are limited to the funding of Solunet Storage’s operating expenses, subject to an annual limit, and to a minimum availability on the date of any such transfer. As noted above, during 2005, the Company was not in compliance with the minimum availability covenant required on two such cash transfers, and the Company subsequently received a waiver from Wells Fargo for each of these defaults.

Also as part of the amended agreement and effective January 1, 2005, Wells Fargo increased the interest rate on our borrowings to prime plus 5.0%. This rate is subject to potential decreases, as permitted by Wells Fargo, based on SANZ Inc. et al achieving certain net income (loss) levels. For 2005, the Company’s interest rate ranged from 4.0% to 5.0% plus prime based on its quarterly minimum net loss results. At December 31, 2005, our borrowing rate prime plus 4.0%, or 11.25%. For the fourth quarter of 2005, we did not achieve the minimum net loss threshold; therefore, effective January 1, 2006, the interest rate on the Wells Fargo facility increased to prime plus 5.0%.

Harris and Sun Solunet Credit Facilities

As of December 31, 2004, the Company maintained two Harris credit facilities, one held by SAN Holdings and the other by our Solunet Storage subsidiary, which allowed for borrowings up to an aggregate of $8.0 million. On February 16, 2005, we entered into a revised credit agreement with Harris, which increased our availability by $2.0 million, for a total of $10.0 million, and consolidated the two credit lines into one facility maintained by SAN Holdings and guaranteed by Sun Capital II. On June 3 and October 4, 2005, we executed additional amendments to the Harris credit agreement, which increased the facility to $11.5 million and $13.0 million, respectively. The interest rate on this credit facility was prime plus 1.0%.

This credit facility was unsecured, not limited by availability under a borrowing base, and did not require the maintenance of specified financial covenants. Sun Capital II guaranteed this credit facility and agreed that, upon the written request of SANZ, it would provide SANZ with sufficient funds to repay the debt outstanding under the credit facility in the event that Harris required repayment of such debt or, at Sun Capital II’s election, pay the outstanding debt directly to Harris; provided that in no event would Sun Capital II’s obligation exceed the amount of Sun Capital II’s guaranty. This guaranty and all obligations expired on November 23, 2005, the date on which Harris assigned this credit facility to Sun Solunet, the Company’s majority shareholder. At this date, Sun Solunet purchased the outstanding principal balance of $11,999,965 plus accrued interest in the amount of $138,038, and the Company became obligated to Sun Solunet (said principal and accrued interest referred to as the “Sun Loan”).

As consideration for Sun Capital II’s guaranty and pursuant to a credit support agreement (the “Credit Support Agreement”), the Company was obligated to issue stock purchase warrants (“Debt Guaranty warrants”) to Sun Solunet, to the extent that the Company’s guaranteed debt on the Harris credit facility exceeded $3.0 million. Debt Guaranty warrants were issuable at six-month intervals beginning on November 16, 2004, and calculated as follows:

Debt Guaranty Warrants =	(Guaranteed Debt - $3,000,000) x fixed number of shares at particular date
$2,000,000

The number of shares used in the calculation of debt guaranty warrants for a particular date are listed in the table below, pursuant to the Credit Support Agreement:

Date	Number of Shares

November 2004	3,086,218
May 2005	641,292
November 2005	1,307,898

Until the Company reduced the guaranteed debt to $3.0 million or less, it was required to issue additional warrants to Sun Solunet at six-month intervals (each May and November), according to formulas applicable to each such date, shown in the table above.

The Debt Guaranty warrant issuable for November 16, 2004 was issued on March 23, 2005. During 2005, the Company issued Debt Guaranty warrants on May 16 and November 16, 2005.

Additionally, and as consideration for increases on the Harris credit facility on February 16 and June 3, 2005, the Company was obligated to issue and issued additional Debt Guaranty warrants to Sun Solunet on March 23 and June 27, 2005, respectively. These Debt Guaranty warrants as well as the Debt Guaranty warrants issued under the Credit Support Agreement were exercisable immediately upon issuance at an exercise price of $0.001 per share. Based on the number of shares issued pursuant to the Debt Guaranty warrants, the Company recorded charges calculated as the number of shares issued under the warrant multiplied by the closing market price of SANZ’ common stock on the date of issuance. The following table summarizes the Debt Guaranty warrants issued to Sun Solunet for 2004 and 2005 related to the Sun Capital II guaranty.

Date of warrant	# of warrants issued	Charge for warrant	Exercise Price
November 16, 2004	7,715,545	$2,469,000	$0.001

March 23, 2005	3,086,218	1,049,000	0.001
May 16, 2005	2,244,522	405,000	0.001
June 27, 2005	480,969	115,000	0.001
November 16, 2005	6,539,490	1,308,000	0.001

Under the Sun Loan effected on November 23, 2005, the Credit Support Agreement remained effective and the Company was obligated to issue Debt Guaranty warrants under its terms and stated formulas (on May 16 and November 16 intervals for debt in excess of $3.0 million). At December 31, 2005, the Company had borrowed $13.1 million on the Sun Loan, which bore interest at a rate of prime plus 1.0% (8.25% at December 31). On February 6, 2006, the Sun Loan was amended in order to increase the borrowing availability from $13.0 million to $14.0 million. In addition to increasing the Company’s borrowing availability, this amendment changed the maturity date to December 31, 2006 and permitted accrual of interest to the principal amount of the loan until maturity.

On March 2, 2006, we entered into the Private Placement with third-party investors, Company executive management and Sun Solunet. We raised approximately $2.5 million in cash, net of placement agent and legal fees, and Sun Solunet converted $8.0 million of the Sun Loan to equity. We repaid $1.0 million of the outstanding Sun Loan to Sun Solunet, and the remaining $5.0 million of outstanding debt on the Sun Loan was converted to a three-year term loan (without a demand note stipulation), bearing interest at prime plus 1.0%. As a result, we terminated the Credit Support Agreement with Sun Capital II, and we are no longer obligated to issue Debt Guaranty warrants to Sun Solunet as described above. See further discussion of the Private Placement in Note 3 to the Consolidated Financial Statements included in Item 15.

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

Capital Expenditures

During the years ended December 31, 2005 and 2004, we purchased approximately $318,000 and $372,000, respectively, of property and equipment for cash. For 2006, we anticipate spending in the range of $300,000 to $400,000 on property and equipment. During 2005 and 2004 we also invested approximately $911,000 and $53,000, respectively, in capitalized software development costs. We expect to capitalize additional software development costs in 2006 of approximately $900,000. We expect to fund these capital expenditures from cash, which in turn will be from cash from operations and existing cash on hand.

Contractual Obligations

We are committed to make payments on certain long-term obligations and accrued liabilities. Our cash payments due under contractual obligations as of December 31, 2005 were as follows:

Cash payment obligations (due by period) (In thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	Total
Line of credit obligations (1)	$20,401	$--	$--	$20,401
Operating lease obligations (operating locations)	666	1,512	--	2,178
Capital lease obligations	27	44	--	71
Closed office obligations (2)	67	--	--	67
	$21,161	$1,556	$--	$22,717

(1)
The line of credit obligations were comprised of $7.3 million due to Wells Fargo and $13.1 million due to Sun Solunet. Effective October 2004, the Wells Fargo credit facility was renewed and extended through May 2007. The Sun Loan was a demand note, but was due to expire in December 2006. In March 2006, $8.0 million of the Sun Loan was converted to equity in connection with the Private Placement, resulting in a remaining $5.0 million balance, which was converted to a three-year term loan bearing interest at prime plus 1.0%.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on our outstanding bank debt. At December 31, 2005, we had $20.4 million in variable, prime rate based bank debt. At December 31, 2005, our Sun Loan of $13.0 million bore interest at the rate of prime plus 1.0% (or 8.25%) and our Wells Fargo line of credit of $7.3 million bore interest at the rate of prime plus 4.0% (or 11.25%). At December 31, 2005, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $203,000 on an annualized basis, assuming estimated borrowing amounts of $13.0 million for the Sun Loan and $7.3 million for Wells Fargo. Currently, we do not utilize interest rate swaps or other types of financial derivative instruments.

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

None.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. We have not made any changes in our disclosure controls and procedures or in other factors during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect those disclosure controls and procedures subsequent to the date of the evaluation described above.

Item 9B. Other Information

None.

PART III

Information required by this Part III (Items 10, 11, 12, 13, and 14) is hereby incorporated by reference to portions of the registrant’s Definitive Proxy Statement for the 2006 Annual Shareholder Meeting (“2006 Proxy Statement”), which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year in which this Report relates.

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated by reference to the information in the Company’s 2006 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the information in the Company’s 2006 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the information in the Company’s 2006 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference to the information in the Company’s 2006 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the information in the Company’s 2006 Proxy Statement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SAN Holdings, Inc.

We have audited the accompanying consolidated balance sheets of SAN Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SAN Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/GRANT THORNTON, LLP

Denver, Colorado
March 31, 2006

SAN Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
ASSETS	2005	2004
Current assets
Cash and cash equivalents	$6	$486
Accounts receivable, net of allowance for doubtful accounts of $168 and $140, respectively	11,832	13,097
Inventories, net of valuation allowance of $29 and $137, respectively	176	467
Deferred maintenance contracts	2,060	2,914
Prepaid expenses and other current assets	676	512
Total current assets	14,750	17,476

Property and equipment, net	673	1,005
Capitalized software, net	872	194
Goodwill	22,808	32,008
Intangible assets, net	1,736	2,205
Other assets	378	384
Total long-term assets	26,467	35,796

TOTAL ASSETS	$41,217	$53,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

Lines of credit
Wells Fargo Bank, National Association	7,292	$6,759
Sun Solunet, LLC	13,109	--
Harris N.A.	--	7,700
Accounts payable	8,610	12,453
Accrued expenses	2,560	2,651
Deferred revenue	2,805	3,942
Total current liabilities	34,376	33,505

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock; no par value; 10,000,000 shares authorized; -0- shares issued and outstanding	--	--
Common stock; no par value, 200,000,000 shares authorized, 95,811,278 shares issued and outstanding	32,577	32,577
Warrants	8,568	5,691
Accumulated deficit	(34,304)	(18,501)
Total stockholders’ equity	6,841	19,767

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,217	$53,272

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,
	2005	2004	2003
Revenue
Product sales and vendor supplied services	$44,446	$54,690	$47,597
Consulting and engineering services	5,612	3,680	2,133
Maintenance services and maintenance contract fees	9,057	7,788	5,767
Total revenue	59,115	66,158	55,497

Cost of revenue
Product sales and vendor supplied services	34,525	44,751	37,659
Consulting and engineering services	3,495	2,131	1,067
Maintenance services and maintenance contract fees	6,257	5,326	3,796
Total cost of revenue	44,277	52,208	42,522

Gross profit	14,838	13,950	12,975

Operating expenses
Selling, general and administrative	15,822	14,893	15,059
Charge for goodwill impairment	9,200	--	--
Severance and closed office expense	--	1,226	--
Acquisition-related costs	--	34	1,987
Depreciation and amortization of intangibles	1,099	1,306	1,154
Total operating expenses	26,121	17,459	18,200

Loss from operations	(11,283)	(3,509)	(5,225)

Other income (expense)
Interest expense	(1,610)	(1,221)	(817)
Charge for warrant issued to related party for debt guaranty	(2,877)	(2,469)	--
Other income (expense)	1	121	(11)

Loss before income taxes	(15,769)	(7,078)	(6,053)

Income tax (expense) benefit	(34)	328	115

Net loss	$(15,803)	$(6,750)	$(5,938)

Basic and diluted net loss per share	$(0.15)	$(0.08)	$(0.12)

Weighted average shares outstanding - basic and diluted	108,446,023	86,254,827	48,899,805

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Series B Preferred Stock		Common Stock		Warrants	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balances, January 1, 2003	--	$--	20,000,000	$1,000	$--	$(5,813)	$(4,813)

Reverse acquisition (Note 5)	748.07306	12,718	38,269,102	18,859	3,222		34,799

Cash-less exercise of warrants			138,523				--

Net loss for the year						(5,938)	(5,938)

Balances, December 31, 2003	748.07306	12,718	58,407,625	19,859	3,222	(11,751)	24,048

Conversion of Series B preferred stock to common stock	(748.07306)	(12,718)	37,403,653	12,718			--

Charge for warrant issued to related party for debt guaranty					2,469		2,469

Net loss for the year						(6,750)	(6,750)

Balances, December 31, 2004	--	--	95,811,278	32,577	5,691	(18,501)	19,767

Charge for warrants issued to related party for debt guaranty					2,877		2,877

Net loss for the year						(15,803)	(15,803)

Balances, December 31, 2005	--	$--	95,811,278	$32,577	$8,568	$(34,304)	$6,841

The accompanying notes are an integral part of the consolidated financial statements.

SAN HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net loss	$(15,803)	$(6,750)	$(5,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge for goodwill impairment	9,200	--	--
Depreciation and amortization	1,233	1,406	1,218
Write-off of capitalized software development costs	99	--	--
Charge for warrant issued to related party for debt guaranty	2,877	2,469	--
Loss on disposal of property and equipment	1	113	--
Changes in operating assets and liabilities:
Accounts receivable	1,265	2,115	(1,246)
Inventories	310	608	243
Deferred maintenance contracts	854	(285)	(1,802)
Prepaid expenses and other current assets	(164)	624	(807)
Other assets	6	(265)	(17)
Accounts payable	(3,843)	(692)	2,794
Accrued expenses	(91)	(150)	463
Deferred revenue	(1,137)	(80)	1,238
Net cash used in operating activities	(5,193)	(887)	(3,854)

Cash flows from investing activities:
Purchase of property and equipment, net	(318)	(372)	(121)
Acquisition costs, net of cash acquired	--	--	(188)
Capitalized software costs	(911)	(53)	(207)
Net cash used in investing activities	(1,229)	(425)	(516)

Cash flows from financing activities:
Net borrowings (payments) on line of credit - Wells Fargo Bank National Association	533	(1,494)	6,633
Net borrowings on line of credit - Sun Solunet, LLC	967	--	--
Net borrowings (payments) on line of credit - Harris N.A.	4,442	(500)	8,200
Net payments on other borrowings	--	--	(6,832)
Decrease in restricted cash	--	--	148
Net cash provided by (used in) financing activities	5,942	(1,994)	8,149

Net increase (decrease) in cash and cash equivalents	(480)	(3,306)	3,779

Cash and cash equivalents at beginning of year	486	3,792	13

Cash and cash equivalents at end of year	$6	$486	$3,792

Supplemental disclosure of other cash flow information:
Interest paid	$1,578	$1,193	$879
Taxes paid	34	--	--

The accompanying notes are an integral part of the consolidated financial statements.

SAN HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Supplemental disclosure of non-cash investing and financing activities:

Transfer of inventory to property and equipment	$20	$352	$--

Assignment of Harris N.A. line of credit to Sun Solunet, LLC	12,142

Conversion of note payable and accrued interest to common stock	$--	$--	$4,100

Significant acquisition:

Fair value of assets acquired	$--	$--	$42,096
Purchase price transaction costs paid			(505)
Purchase price transaction costs accrued			(430)
Common stock exchanged			(14,759)
Preferred stock issued			(12,718)
Warrants issued			(3,222)

Liabilities assumed	$--	$--	$(10,462)

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

SAN Holdings, Inc. (“SANZ,” the “Company,” or “we”), a Colorado corporation, was formed on July 1, 1983. SANZ includes the accounts of its wholly-owned subsidiaries, SANZ, Inc. (formerly known as Storage Area Networks, Inc.) and Solunet Storage, Inc. (“Solunet Storage”). The Company operates as two business segments: (1) a data storage systems integrator and (2) a data management software and services provider.

Effective April 1, 2003, SANZ completed a business combination with Solunet Storage Holding Corp. (“Solunet Storage Holding”), which was majority-owned by Sun Solunet, LLC (“Sun Solunet”), an affiliate of a private equity fund. Upon the completion of the business combination, Sun Solunet became the majority stockholder of SANZ. The business combination was accounted for as a reverse acquisition, with Solunet Storage Holding treated as the acquirer for accounting purposes. As a result, for all periods prior to April 1, 2003, the financial statements of Solunet Storage Holding have been adopted as SANZ’ historical financial statements. In March 2005, Solunet Storage Holding was merged into Solunet Storage, with Solunet Storage being the surviving entity.

NOTE 2 - FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“US GAAP”) and contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception and have incurred a net loss of $15,803,000, which included a $9.2 million charge for goodwill impairment, for the year ended December 31, 2005. In addition, as of December 31, 2005, we have negative working capital (current liabilities in excess of current assets) of $19,626,000. Accordingly, the recoverability of a major portion of the recorded asset amounts as of December 31, 2005, including goodwill, is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

At December 31, 2005, the Company had $1.7 million of undrawn availability on its borrowing facility with Wells Fargo Bank, National Association (“Wells Fargo”). Our ability to borrow under the Wells Fargo facility is subject to maintaining our accounts receivable balance at current levels, as well as complying with the financial covenants we have made to the lender. If we are unable to comply with our financial covenants to the lender, the facility could cease to be available to us. During the June and the September 2005 quarters, the Company was not in compliance with a minimum availability covenant required for cash transfers from SANZ Inc. to Solunet Storage. This violation occurred on one such transfer each in June and in September 2005. Subsequent to the June and September 2005 quarters, the Company received a waiver from Wells Fargo for each of these periods. As of December 31, 2005, the Company was in compliance with all of the financial covenants under the Wells Fargo credit agreement. See further discussion of the Wells Fargo credit facility in Note 6.

At December 31, 2005, the Company also held a $13.0 million credit facility (which was fully drawn) with its majority shareholder, Sun Solunet (“Sun Loan”). See further discussion of the Sun Loan borrowing terms and subsequent restructuring in 2006 in Notes 6 and 3, respectively.

See further discussion of the Company’s financial condition in Note 3.

NOTE 3 - PRIVATE PLACEMENT

On March 2, 2006 (the “Closing Date”), the Company entered into a private placement equity transaction (the “Private Placement”), dated and effective as of February 28, 2006 with third-party investors, Company executive management (collectively, the “Purchasers”) and Sun Solunet, its majority shareholder. In consideration for approximately $2.5 million of cash and the conversion of $8.0 million of $14.0 million in debt owed by the Company to Sun Solunet under the Sun Loan, as assignee of Harris N.A (formerly known as Harris Trust and Savings Bank) (“Harris”), the Company issued a total of 236.8 units (“Units”), each Unit consisting of:

(a)
one share of the Company’s newly designated convertible series A preferred stock, no par value per share (“Series A Preferred Stock”) initially convertible into 333,333 shares of the Company’s common stock at an exercise price of $0.15 per share, no par value per share;

(b)	a warrant to purchase 166,667 shares of common stock exercisable for five years from the Closing Date at an initial exercise price of $0.30 per share;

(c)
a warrant to purchase 166,667 shares of Common Stock exercisable for five years from the Closing Date at an initial exercise price of $0.50 per share (together with the warrants described in clause (b) above, the “Warrants”).

Also in connection with the Private Placement, the Company designated 400 shares of previously undesignated authorized preferred stock as a new series of Series A Preferred Stock. On the Closing Date, the Company filed Articles of Amendment that included the Designation of Series A Preferred Stock (the “Certificate”) with the Secretary of State of the State of Colorado. Upon filing, the Certificate became a part of the Company’s Articles of Incorporation, as amended. The Certificate sets forth the voting powers, designation, conversion rights, preferences, limitations, restrictions and relative rights of the Series A Preferred Stock and the holders thereof. The Series A Preferred Stock carries a 3% dividend, payable in kind at the date of conversion to the Company’s common stock. Total net cash proceeds from the Private Placement from the Purchasers was approximately $2.5 million.

The Series A Preferred Stock has limited voting rights, including those required by Colorado law and in circumstances in which the Company proposes to: (a) alter or change the designations, powers, preferences or rights, or the qualifications, limitations or restrictions of the Series A Preferred Stock; (b) authorize, create or issue any class or series of capital stock (or securities convertible into or exchangeable for such capital stock) ranking senior to or pari passu with the Series A Preferred Stock; (c) pay dividends on capital stock ranking junior to the Series A Preferred Stock to the extent that all accrued but unpaid dividends have not been paid or are not contemporaneously paid to the holders of the Series A Preferred Stock; (d) take other actions, including but not limited to amending the Company’s charter documents that would adversely affect the holders of the Series A Preferred Stock; or (e) reclassify shares of the Company’s capital stock that is junior to the Series A Preferred Stock that would adversely affect the holders of Series A Preferred Stock or that would rank senior to or pari passu with the Series A Preferred Stock.

Also as of the Closing Date, the Company paid down approximately $1.0 million of the outstanding debt owed under the Sun Loan, resulting in total outstanding debt owed by the Company under the Sun Loan of $5.0 million plus accrued interest of $296,000 from November 23, 2005, the inception of the Sun Loan, as of the Closing Date. As a result thereof, on the Closing Date, the Company and Sun Capital Partners II, LP (“Sun Capital II”), an affiliate of Sun Solunet, entered into a termination letter (the “Credit Support Termination Agreement”) to the letter agreement, dated as of March 31, 2003, as amended on November 23, 2005, by and between Sun Capital II and the Company, acknowledged and agreed to by Sun Solunet (the “Credit Support Agreement”). The Credit Support Termination Agreement includes the following provisions, among others:

(a)
The Company and Sun Solunet agreed to decrease the Company’s borrowing availability under the Sun Loan from $14 million to $5.0 million and to modify the Sun Loan from a revolving line of credit to a three-year term loan (without a demand note stipulation), which will be due in March 2009, bearing interest at prime plus 1.0%.

(b)	The parties agreed that Sun Solunet and Sun Capital II have no additional lending obligation to the Company.

(c)	The parties terminated the Credit Support Agreement and the obligations of all parties, including the requirement of the Company to issue additional Debt Guaranty warrants to Sun Solunet.

Pursuant to the Private Placement, Sun Solunet agreed in a letter to third-party investors to the following:

•
To cause each of the directors of the Company who is employed by or who is an officer of Sun Solunet (the “Sun Directors”) to, as soon as reasonably practicable after the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, take steps reasonably necessary to call a shareholder meeting to vote on the measures described below;

•
To vote all of its shares of the Company’s common stock, no par value (“Common Stock”) entitled to vote at the shareholder meeting in favor of a reverse stock split of the Company’s Common Stock on whatever basis is determined by the board of directors of the Company and an increase in the Company’s authorized capital in an amount determined by the board of directors, to increase the authorized capital of the Company in an amount sufficient to provide for the issuance of all of the shares of the Company’s Common Stock that is issuable upon exercise of the Warrants and conversion of the Series A Preferred Stock;

•
To cause the Sun Directors to take steps reasonably necessary to cause certain governance changes to the Company, including but not limited to (i) reducing the size of the board of directors of the Company to a number equal to or less than 9 directors; (ii) increasing the size of the Audit Committee to include at least three members that must all be independent (but permitting an additional member that is not independent); (iii) to require that future decisions relating to the compensation of the executive officers of the Company be recommended to the board of directors for determination by either a majority of the independent directors of the Company, or a compensation committee comprised solely of independent directors.

Sun Solunet’s obligations under the letter terminate on the earliest to occur of (a) a written agreement of at least 66% of Purchasers other than Sun Solunet, (b) the five year anniversary of the letter, (c) the date on which the Purchasers other than Sun Solunet collectively own less than 25% of the securities they purchased on the Closing Date and (d) the date on which the Sun Directors no longer constitute a majority of the directors of the Company.

The Company expects to use the cash proceeds from the Private Placement for general working capital needs. As of the Closing Date, the Company had total cash on hand of $2.1 million plus undrawn availability on its Wells Fargo credit facility of $1.6 million.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable and Concentration of Credit Risk

The Company is subject to credit risk from accounts receivable with its customers. The Company’s accounts receivable are due from both governmental and commercial entities. Credit is extended based on evaluation of the customers’ financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and economic and industry conditions. The Company writes off accounts receivable when they become uncollectible. Credit losses have consistently been within management’s expectations. The following table summarizes information related to our allowance for doubtful accounts (in thousands):

	2005	2004	2003
Balance at beginning of year	$(140)	$(336)	$(746)
Bad debt (expense) credit	52	82	178
Write-offs (recoveries)	(80)	114	232
Balance at end of year	$(168)	$(140)	$(336)

Inventories

Inventories are comprised of hardware and software supplied by original equipment manufacturers and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The following table summarizes information related to our inventory reserves (in thousands):

	2005	2004	2003
Balance at beginning of year	$(137)	$(707)	$(675)
Inventory writedowns	(89)	(68)	(267)
Inventory write-offs	197	638	235
Balance at end of year	$(29)	$(137)	$(707)

Deferred Maintenance Contracts

Consistent with the Company’s revenue recognition policy for resale of certain maintenance agreements acquired from hardware and software vendors where the Company performs a portion of the maintenance services, the Company defers the costs of maintenance contracts at the inception of the maintenance period. All such costs are amortized on a straight-line basis over the contractual terms of the maintenance agreements. See further discussion in Note 4 - Revenue Recognition.

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

Property and equipment consist of the following:

(In thousands)	December 31
	2005	2004
Computer equipment and software	$1,708	$1,649
Office equipment and furniture	95	221
Leasehold improvements	24	23

Less: accumulated depreciation	(1,154)	(888)

	$673	$1,005

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $630,000, $620,000, and $330,000, respectively.

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

For the years ended December 31, 2005, 2004 and 2003, the Company capitalized software development costs of $911,000, $53,000, and $207,000, respectively. Additionally, the Company expensed research and development costs (“R&D”) related thereto of $219,000, $536,000, and $125,000, for the aforementioned years, respectively. In 2005, the Company wrote off the remaining net book value of the software development costs that it had capitalized in 2003, since such costs were deemed to have insufficient contemporaneous documentation to support capitalization. This charge was $99,000 and expensed as R&D, which is included in selling, general and administrative expense.

Capitalized software costs are amortized on a product-by-product basis over their expected useful life, which is generally three years. The annual amortization related to software to be sold is the greater of the amount computed using (a) the ratio that current gross revenue for a product compares to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product. Amortization expense related to capitalized software costs totaled $134,000, $100,000, and $64,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in “Cost of revenue—product sales” in the consolidated statements of operations.

(In thousands)	December 31
	2005	2004
Capitalized software costs	$964	$358

Less: accumulated amortization	(92)	(164)

	$872	$194

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible net assets relating to business acquisitions. The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill be tested for impairment at least annually.

The Company reviews the carrying value of goodwill annually and uses the last date of its fiscal year (December 31) as the measurement date. Under certain circumstances, SFAS 142 requires an assessment of goodwill impairment more frequently. The performance of the impairment test involves a two-step process. The first step (“Step I test”) of the impairment test involves comparing the fair value of the Company’s reporting unit with the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we perform the second step (“Step II test”) to determine the amount of the impairment loss. The impairment loss is determined by comparing the implied fair value of our goodwill with the carrying amount of that goodwill. We believe that our estimates of fair value are reasonable. Changes in estimates of such fair value, however, could affect the calculation.

In 2005, we began segment reporting, and, at that time, determined that, as defined under SFAS 142, we had two reporting units -- Storage Solutions and EarthWhere. Accordingly, we allocated our recorded goodwill to both of these reporting units based on the percentage of gross profit generated by each reporting unit for the year ended December 31, 2004, the most recent year prior to our commencement of segment reporting. We believed that this was the most appropriate financial measure for allocation purposes based on the different stages of the reporting units’ businesses. This resulted in approximately 4% or $1.3 million of the total goodwill asset allocated to our EarthWhere reporting unit..

As of December 31, 2005, we reviewed goodwill associated with both of our reporting units for impairment, and, as part of our assessment, we engaged an independent valuation firm (“independent firm”). The independent firm performed its valuation using primarily discounted cash flow and comparable public company analyses. The result of the Step I test for our Storage Solutions reporting unit was that the carrying amount of this reporting unit exceeded its fair value. Because of the impairment determined under the Step I test, we were required to complete the Step II test, which involved a valuation of this reporting unit’s assets and liabilities, including intangibles. Based on the Step II analysis, as of December 31, 2005, we have recorded an impairment charge for goodwill related to our Storage Solutions reporting unit in the amount of $9.2 million.

For our EarthWhere reporting unit in 2005, we concluded that the recorded goodwill was not impaired. Additionally, for both 2004 and 2003, we concluded that our goodwill, as analyzed on a total Company basis, was not impaired.

The change in the Company’s goodwill assets, as allocated between the two reporting units on January 1, 2005, was as follows:

(in thousands)	Solutions	EarthWhere	Total
December 31, 2004	$30,719	$1,289	$32,008

Impairment charge	(9,200)	--	--

December 31, 2005	$21,519	$1,289	$22,808

Other intangible assets include tradenames, customer lists and software technologies, which were initially valued by independent appraisers and recorded as part of business acquisitions. The Company has identified all intangible assets with definite lives and subject to amortization as follows:

(In thousands)	December 31, 2005			December 31, 2004

Asset (Estimated Life)	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Tradenames (2.5 to 10 years)	$2,799	$(1,132)	$1,667	$2,799	$(852)	$1,947
Customer lists (3 to 5 years)	893	(841)	52	893	(718)	175
Software technologies (3 years)	200	(183)	17	200	(117)	83

	$3,892	$(2,156)	$1,736	$3,892	$(1,687)	$2,205

Amortization expense for intangible assets subject to amortization for the years ended December 31, 2005, 2004 and 2003 was $470,000, $615,000, and $745,000, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

(In thousands)

2006	$290
2007	244
2008	230
2009	230
2010	230
Thereafter	512
$1,736

Long-lived assets

The Company evaluates the carrying value of long-lived assets, including identifiable intangible assets with a finite useful life, whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable. If that analysis indicates that an impairment has occurred, the Company measures the impairment based on a comparison of undiscounted cash flows or fair values, whichever is more readily determinable, to the carrying value of the related asset.

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

Revenue Recognition

The Company recognizes revenue from the design, installation and support of data storage solutions, which may include hardware, software and services. The Company’s revenue recognition policies are based on the guidance in Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB 104”) in conjunction with Emerging Issues Task Force (“EITF”) Issue Number 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The Company recognizes revenue when:

●	persuasive evidence of an arrangement exists,
●	delivery has occurred or services have been rendered,
●	the sales price is fixed or determinable, and
●	collectibility of the resulting accounts receivable is reasonably assured.

The Company’s revenue is derived from two segments—Storage Solutions and EarthWhere—and from four sources:

(1)	the resale of computer hardware, software and related vendor supplied services;
(2)	the sale of the Company’s proprietary software product, EarthWhere;
(3)	professional services, including installation, assessment, and on-site consulting;
(4)	the sale of maintenance and technical support agreements on data storage devices and software.

Product Sales (Hardware/Software)

Revenue from the resale of data storage systems is recognized upon either (i) the shipment of goods for FOB origin shipments or (ii) the delivery of goods to the customer for FOB destination shipments, provided that no significant uncertainties regarding customer acceptance exist, and depending on the terms of the contract and applicable commercial law.

EarthWhere License Fees

The Company recognizes revenue on EarthWhere license fees in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” and other applicable authoritative accounting literature.

For software license agreements that do not require significant modifications or customization of the software, the Company recognizes software license revenue when persuasive evidence of an agreement exists, delivery of the product has occurred, the license fee is fixed or determinable and collection is probable. The Company’s software license agreements generally do not include multiple products and services. Consulting and maintenance services are billed separately from the license. Acceptance provisions included in a software license agreement generally grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications. Based on the Company’s history, the likelihood of non-acceptance in these situations is remote, and the Company recognizes revenue when all other criteria of revenue recognition are met. If the likelihood of non-acceptance is determined to be other than remote, revenue is recognized upon the earlier of receipt of written acceptance or when the acceptance period has lapsed.

Service sales

Service revenue, including material installation services, is recognized as the related services are completed.

Maintenance Services

The Company provides “first call” technical support for certain hardware and software products that we sell. For maintenance services on these products, we defer the associated revenue at the inception of the contract, and recognize revenue on a straight-line basis over its contractual terms. Likewise, we defer the costs of such maintenance contracts and amortize them on a straight-line basis over their contractual terms.

Maintenance services on EarthWhere licenses are billed separately from the license fees and include post-contract customer support (“PCS”) along with unspecified upgrades and enhancements. Revenue from these maintenance agreements is recognized on a straight-line basis over their contractual terms.

Maintenance contract fees

For products for which we do not perform first call maintenance, we often resell the vendor’s maintenance contract for a fee. On these arrangements, we recognize revenue at the inception of the contract, net of the cost of the contract.

Multiple deliverable arrangements

In accordance with EITF 00-21, for sales transactions that include the resale and installation of data storage systems and the sale of first call maintenance contracts denominated as a single, lump-sum price, we allocate the aggregate transaction revenue among the multiple elements based on their relative fair values. This process involves the application of management’s judgment and estimates regarding those relative fair values.

When some elements are delivered prior to others in a multiple element arrangement, revenue for the delivered elements is separately recognized, provided all of the following criteria are met:

●	the delivered item has value to the customer on a stand-alone basis,
●	there is objective and reliable evidence of the fair value of the undelivered item(s), and
●	delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor.

Undelivered revenue elements typically include installation, training, and other professional services.

The amount of revenue allocated to delivered items is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. For undelivered services revenue, we use a residual method of allocating revenue, and defer revenue for the estimated fair value of the undelivered services. The Company estimates the fair value of the undelivered services based on separate service offerings with customers. For undelivered elements other than services, we allocate revenue to the separate elements based on their relative fair values.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenue.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $266,000, $607,000 and $389,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Reimbursements of advertising expense from product vendors are treated as reductions to advertising expense.

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

Loss Per Share

Basic loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares had been issued. For 2005, 2004 and 2003, basic and diluted loss per share are equal, as the inclusion of potentially dilutive common shares is anti-dilutive based on the respective net losses incurred for those years. Options and warrants to purchase 27,168,754, 33,473,008 and 41,083,076 shares of common stock were excluded from diluted share calculations for 2005, 2004 and 2003, respectively, as these options and warrants were anti-dilutive.

Effective March 2, 2006 and as part of the Private Placement as discussed in Note 3, the Company issued 236.8 shares of its Series A Preferred Stock. Each share is convertible into 333,333 shares of the Company’s common stock at an exercise price of $0.15 per share, resulting in approximately 78.9 million common shares or approximately 42% of the total shares used in the calculation of basic and diluted loss per share as of December 31, 2005. Also as part of the Private Placement, the Company issued approximately 79.0 million stock purchase warrants, which are exercisable into shares of the Company’s common stock at exercise prices of $0.30 and $0.50 per share (approximately 39.5 million warrants exercisable at each price).

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

The following table illustrates the effect on net loss and net loss per share for the years ended December 31, 2005, 2004 and 2003 if the Company had applied the fair-value based method of FAS 123 to stock-based compensation:

(In thousands, except for per share data)	Year ended December 31,
	2005	2004	2003

Net loss, as reported	$(15,803)	$(6,750)	$(5,938)
Deduct, Total stock-based compensation expense determined under fair-value based method, net of related tax effects	(246)	(889)	(2,290)
Pro forma net loss	$(16,049)	$(7,639)	$(8,228)

Basic and diluted net loss per share:
As reported	$(0.15)	$(0.08)	$(0.12)
Pro forma	$(0.15)	$(0.09)	$(0.17)

See Note 9 for the assumptions and methodology used to determine the fair value of stock-based compensation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised) (“SFAS 123R”), “Share Based Payment,” which provides guidance on share-based payment transactions and requires fair value accounting for all share-based compensation. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company is required to adopt SFAS 123R at the beginning of 2006.

Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include the modified prospective and modified retrospective adoption options. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock over the remaining award service period beginning on January 1, 2006, while the modified retrospective method requires that all prior periods presented be adjusted to reflect compensation expense under the fair value method of accounting for awards granted, modified or settled after December 31, 1994. We expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We plan to use the modified prospective transition method and will use the Black-Scholes valuation model. We expect the adoption of SFAS 123R to result in compensation expense amounts that are similar to those currently disclosed under SFAS 123.

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

NOTE 5 - SANZ AND SOLUNET STORAGE BUSINESS COMBINATION

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

In accordance with SFAS 141, “Business Combinations,” the Company accounted for this transaction under the purchase method of accounting, in which the purchase price was allocated across all classes of tangible and intangible assets in accordance with their fair values, and any excess of the purchase price over the fair values of the identified assets was recorded as goodwill. Because of the reverse nature of the acquisition, the purchase price was computed as the sum (a) of the value of the SANZ shares outstanding before the transaction (valued at the market price over a range of trading days before and after the announcement of the definitive agreement), (b) the fair value of the SANZ warrants and options outstanding prior to the closing, and (c) capitalizable transaction costs incurred directly related to the business combination. The Company determined the fair value of the warrants and options to be $3,222,000 using a Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 50%, risk-free interest rate of 3.0% and expected life equal to the remaining life for each tranche.

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

The Company does not expect that any of this goodwill will be deductible for federal income tax purposes. As of December 31, 2005, the Company concluded that a portion of its recorded goodwill was impaired. See further discussion in Note 4.

NOTE 6 - DEBT

Wells Fargo Line of Credit

The Company has a revolving credit line with Wells Fargo to borrow up to $12.0 million, subject to availability under its borrowing base, and is secured by substantially all assets of SANZ Inc. and Solunet Storage, Inc. (“SANZ Inc. et al”), wholly-owned subsidiaries of the Company. The funds available under the credit facility are limited to 85% of the amount of eligible accounts receivable, which consist of substantially all accounts receivable, subject to exclusions for invoices aged over 90 days, otherwise-current receivables from customers with material amounts outstanding over 90 days and subject to a percentage limit of accounts receivable from a single customer. Borrowings against receivables owed directly by Federal government end-users are further limited to 80% of the eligible accounts receivable up to $500,000 in the aggregate unless we have obtained an “assignment of claim” executed by the government agency. Receivables from commercial entities acting as prime contractors for Federal government end-users are not subject to this sub-limit. As of December 31, 2005, based on our eligible collateral at that date, we had $9.0 million available for borrowing on the Wells Fargo credit facility, of which $7.3 million was drawn and $1.7 million remained available. This credit line expires in May 2007.

Wells Fargo may declare the loan in default if SANZ Inc. et al does not meet certain financial performance measures. At December 31, 2005, the Company was in compliance with all of these covenants. During the June and the September 2005 quarters, the Company was not in compliance with a minimum availability covenant required for cash transfers from SANZ Inc. to Solunet Storage. This violation occurred on one such transfer each in June and in September 2005. Subsequent to the June and September 2005 quarters, the Company received a waiver from Wells Fargo for each of these periods.

As part of an amendment to the credit facility in March 2005, Wells Fargo waived the Company’s non-compliance on certain financial covenants as of December 31, 2004. In addition, Wells Fargo reset the following financial covenant requirements effective January 1, 2005: (1) minimum net income (loss) on a year to date basis, calculated quarterly; (2) minimum net worth plus “subordinated debt” (measured in the aggregate, with amounts loaned to SANZ Inc. and its wholly-owned subsidiary, Solunet Storage, (the Company’s borrowers) from SANZ being defined as subordinated debt), calculated on a monthly basis; (3) minimum availability, calculated monthly; (4) capital expenditure limit, calculated on an annual basis; and (5) a minimum cash infusion from SANZ or an outside source if SANZ Inc. and its subsidiary, Solunet Storage, generate a net loss in a given quarter and have generated a net loss on a year to date basis at that time, in an amount equal to the lesser of the quarterly net loss or the year to date net loss.

Additionally, under the amended credit agreement, the Company added a co-borrower, Solunet Storage, which in March 2005 became a wholly-owned subsidiary of SANZ Inc. Each borrower maintains a separate borrowing base; however, total borrowings under the facility are limited to $12,000,000. Additionally, each borrower is required to guaranty the other’s debt. Cash transfers from SANZ Inc. to Solunet Storage are limited to the funding of Solunet Storage’s operating expenses, subject to an annual limit, and to a minimum availability on the date of any such transfer. As noted above, during 2005, the Company was not in compliance with the minimum availability covenant required on two such cash transfers, and the Company subsequently received a waiver from Wells Fargo for each of these defaults.

Also as part of the amended agreement and effective January 1, 2005, Wells Fargo increased the interest rate on our borrowings to prime plus 5.0%. This rate is subject to potential decreases, as permitted by Wells Fargo, based on SANZ Inc. et al achieving certain net income (loss) levels. For 2005, the Company’s interest rate ranged from 4.0% to 5.0% plus prime based on its quarterly minimum net loss results. At December 31, 2005, our borrowing rate was prime plus 4.0%, or 11.25%. For the fourth quarter of 2005, we did not achieve the minimum net loss threshold; therefore, effective January 1, 2006, the interest rate on the Wells Fargo facility increased to prime plus 5.0%.

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

Harris and Sun Solunet Credit Facilities

As of December 31, 2004, the Company maintained two credit facilities with Harris, one held by SAN Holdings and the other by our Solunet Storage subsidiary, which allowed for borrowings up to an aggregate of $8.0 million. On February 16, 2005, the Company entered into a revised credit agreement with Harris, which increased our availability by $2.0 million, for a total of $10.0 million, and consolidated the two credit lines into one facility maintained by SAN Holdings and guaranteed by Sun Capital II. On June 3 and October 4, 2005, the Company executed additional amendments to the Harris credit agreement, which increased the facility to $11.5 million and $13.0 million, respectively. The interest rate on this credit facility was prime plus 1.0%.

This credit facility was unsecured, not limited by availability under a borrowing base, and did not require the maintenance of specified financial covenants. Sun Capital II guaranteed this credit facility and agreed that, upon the written request of SANZ, it would provide SANZ with sufficient funds to repay the debt outstanding under the credit facility in the event that Harris required repayment of such debt or, at Sun Capital II’s election, pay the outstanding debt directly to Harris; provided that in no event would Sun Capital II’s obligation exceed the amount of Sun Capital II’s guaranty. This guaranty and all obligations expired on November 23, 2005, the date on which Harris assigned this credit facility to Sun Solunet, the Company’s majority shareholder. At this date, Sun Solunet purchased the outstanding principal balance of $11,999,965 plus accrued interest in the amount of $138,038, and the Company became obligated to Sun Solunet (said principal and accrued interest referred to as the “Sun Loan”).

As consideration for Sun Capital II’s guaranty and pursuant to the Credit Support Agreement, the Company was obligated to issue stock purchase warrants (“Debt Guaranty warrants”) to Sun Solunet, to the extent that the Company’s guaranteed debt on the Harris credit facility exceeded $3.0 million. Debt Guaranty warrants were issuable at six-month intervals beginning on November 16, 2004. The Debt Guaranty warrant issuable for this date was issued on March 23, 2005. During 2005, the Company issued Debt Guaranty warrants on May 16 and November 16, 2005.

Additionally, and as consideration for increases on the Harris credit facility on February 16 and June 3, 2005, the Company was obligated to issue and issued additional Debt Guaranty warrants to Sun Solunet on March 23 and June 27, 2005, respectively. These Debt Guaranty warrants as well as the Debt Guaranty warrants issued under the Credit Support Agreement were exercisable immediately upon issuance at an exercise price of $0.001 per share. Based on the number of shares issued pursuant to the Debt Guaranty warrants, the Company recorded charges calculated as the number of shares issued under the warrant multiplied by the closing market price of SANZ’ common stock on the date of issuance. The following table summarizes the Debt Guaranty warrants issued to Sun Solunet for 2004 and 2005 related to the Sun Capital II guaranty.

Date of warrant	# of warrants issued	Charge for warrant	Exercise Price
November 16, 2004	7,715,545	$2,469,000	$0.001

March 23, 2005	3,086,218	1,049,000	0.001
May 16, 2005	2,244,522	405,000	0.001
June 27, 2005	480,969	115,000	0.001
November 16, 2005	6,539,490	1,308,000	0.001

See Note 11 for further discussion of the calculation of the Debt Guaranty warrants.

Under the Sun Loan effected on November 23, 2005, the Credit Support Agreement remained effective and the Company was obligated to issue Debt Guaranty warrants under its terms and stated formulas (on May 16 and November 16 intervals for debt in excess of $3.0 million). At December 31, 2005, the Company had borrowed $13.1 million on the Sun Loan, which bore interest at a rate of prime plus 1.0% (8.25% at December 31, 2005). On February 6, 2006, the Sun Loan was amended in order to increase the borrowing availability from $13.0 million to $14.0 million. In addition to increasing the Company’s borrowing availability, this amendment changed the maturity date to December 31, 2006 and permitted accrual of interest to the principal amount of the loan until maturity.

Effective March 2, 2006, as part of the Company’s Private Placement, Sun Solunet converted $8.0 million of its loan to the Company’s Series A Preferred Stock, and the Company paid down $1.0 million of the Sun Loan. The Company and Sun Solunet entered into a three-year $5.0 million (the balance due after the conversion and cash pay-down) term loan (“Sun Term Loan”). As part of the new agreement, the Company is no longer obligated to issue Debt Guaranty warrants to Sun Solunet. See further discussion of the Sun Term Loan in Note 3.

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

The following summarizes our debt outstanding:

(In thousands)	December 31, 2005	December 31, 2004

Line of credit with Wells Fargo	$7,292	$6,759
Line of credit with Sun Solunet	13,109	--
Line of credit with Harris	--	7,700
	$20,401	$14,459

NOTE 7 - INCOME TAXES

For 2005, total tax expense of $34,000 represented state income taxes paid during 2005.

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

Total income tax (expense) benefit differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as follows:

(In thousands)	Year ended December 31,
	2005	2004	2003
Income tax benefit at federal statutory rate	$(5,429)	$(2,407)	$(2,119)
State income tax benefit, net of federal benefit	(48)	(75)	(117)
State income taxes paid	34	--	--
Federal income tax refund	--	(328)	(115)
Goodwill impairment charge	3,128	--	--
Warrant charge for debt guaranty	978	839	--
Nondeductible items	22	19	28
Valuation allowance	1,349	1,624	2,208

	$34	$(328)	$(115)

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and their basis for financial reporting purposes, and for operating loss carryforwards. Temporary differences that give rise to deferred tax assets and liabilities are as follows:

(In thousands)	December 31,
	2005	2004
Deferred tax assets:
Current:
Reserves and accrued expenses	$247	$389
Non-current
Net operating loss carryforwards	14,374	12,961
Intangible assets	556	421
Property and equipment	11	68
Total deferred tax assets	15,188	13,839

Deferred tax liabilities	--	--

Valuation allowance	(15,188)	(13,839)

Net deferred tax asset	$--	$--

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

At December 31, 2005, the Company had net operating loss carryforwards available to offset future federal taxable income of approximately $41,000,000. Such carryforwards expire between 2010 and 2025. Under the Tax reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. Events that may cause changes in the Company’s tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. A portion of the Company’s operating loss carryforwards that can be utilized in any one taxable year for federal tax purposes has been limited by the ownership change resulting from the SANZ and Solunet Storage business combination. Future ownership changes could further limit the utilization of the Company’s net operating loss carryforwards.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under various non-cancelable operating leases. At December 31, 2005, the aggregate future minimum lease commitments were as follows (in thousands):

2006	$732
2007	966
2008	512
2009	34
2010	--
$2,244

Rent expense totaled $488,000, $977,000 and $714,000 in the years ended December 31, 2005, 2004 and 2003, respectively.

Closed Offices

In accordance with SFAS no. 146, “Accounting for Costs Associated in Exit or Disposal Activities,” in the fourth quarter of 2004 the Company recorded a liability in the amount of $279,000 for expenses related to the closure of three regional offices. The accrued expenses included rent payments for the remaining lease terms, net of any sublease agreements. At December 31, 2005, the remaining liability on the closed offices was $68,000.

Severance agreements

In the fourth quarter of 2004, the Company entered into separation agreements with several key management personnel. In conjunction with these agreements, we recorded a liability in the amount of $216,000 for severance and other termination benefits to be paid out in 2005.

The following table summarizes the accrued severance and closed office activity during 2005:

Accrued Liability	Balance at	2005	2005	Balance at	Scheduled Payments
(in thousands)	12/31/04	Payments	Accruals	12/31/05	2006
Severance	$216	$216	$--	$--	$--
Closed Offices	279	211	--	68	68
TOTAL	$495	$427	$--	$68	$68

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

NOTE 9 - STOCKHOLDERS’ EQUITY

Private Placement

Effective March 2, 2006 and as part of the Private Placement as discussed in Note 3, the Company issued 236.8 shares of its Series A Preferred Stock. Each share is convertible into 333,333 shares of the Company’s common stock at an exercise price of $0.15 per share, resulting in approximately 78.9 million common shares or approximately 42% of the total shares used in the calculation of basic and diluted loss per share as of December 31, 2005. Also as part of the Private Placement, the Company issued approximately 79.0 million stock purchase warrants, which are exercisable into shares of the Company’s common stock at exercise prices of $0.30 and $0.50 per share (approximately 39.5 million warrants exercisable at each price).

Stock options

The Company has in effect three Stock Option Plans, a 2000 Stock Option Plan, a 2001 Stock Option Plan and a 2003 Stock Option Plan. The 2001 Stock Option Plan was adopted on September 20, 2001. At December 31, 2005, the total number of shares of common stock reserved for options issuable under this plan was 5,000,000. Options granted under the plan vest generally over three to ten years. The exercise price of options granted under this plan is required to be not less than 80% of the fair market value per share on the date of option grant. With the exception of “roll-over” options that were included in the plan upon our acquisition of ITIS Services (i.e., options previously issued by ITIS Services that we assumed in that acquisition), all options granted to date under the plan have had an exercise price equal to, or in excess of, fair market value at the date of grant.

The 2003 Stock Option Plan was adopted on December 18, 2003. The total number of shares of common stock subject to options that may be granted under the 2003 Plan may not exceed 15,000,000 shares. Options granted to date under the 2003 Plan have had an exercise price equal to fair market value at the date of grant, and vest generally over four years. All options and warrants discussed herein pertain to SAN Holdings, Inc. and not to Solunet Storage, as the accounting acquirer.

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

For SFAS 123 disclosure purposes, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2005	2004	2003

Expected dividend yield	0%	0%	0%
Expected volatility	64%	68%	80%
Expected term	5 years	5 years	5 years
Risk-free interest rate	4.00%	3.95%	2.0%

The weighted average fair value of options granted were $0.29, $0.36 and $0.28 per share for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table summarizes option activity for the three stock option plans during the three years ended December 31, 2005, 2004 and 2003, respectively (in thousands, except per share data):

	Number of Shares Underlying	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2002	6,542	1.08

Granted	8,310	0.42
Forfeited	(794)	1.28
Exercised	(150)	0.33

Outstanding at December 31, 2003	13,908	$.69

Granted	3,010	0.40
Forfeited	(2,924)	0.80

Outstanding at December 31, 2004	13,994	0.61

Granted	1,535	0.29
Forfeited	(4,398)	0.73

Outstanding at December 31, 2005	11,131	0.51

Exercisable at December 31, 2003	4,662	$0.99

Exercisable at December 31, 2004	6,928	$0.79

Exercisable at December 31, 2005	6,117	$0.60

Further information regarding options outstanding and options exercisable at December 31, 2005 is summarized below (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.20 to $0.49	8,670	8.1	$0.37	4,258	$0.38
$0.57 to $1.00	1,888	4.2	0.69	1,286	0.69
$1.50 to $2.25	573	2.1	2.05	573	2.05

	11,131	7.1	$0.51	6,117	$0.60

Stock warrants

As discussed in Note 6, during 2004 and 2005, the Company issued Debt Guaranty warrants to Sun Solunet, its majority shareholder, in consideration for the guaranty provided by Sun Capital II on its Harris credit facility. The Debt Guaranty warrants were immediately exercisable upon issuance at an exercise price of $0.001 per share.

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

The following table summarizes warrant activity for the three years ended December 31, 2005, 2004 and 2003, respectively (in thousands, except per share data):

	Number of Shares Underlying Warrants	Weighted Average Exercise Price

Outstanding at December 31, 2002	7,349	$0.94

Granted	21,526	0.90	*
Exercised	(195)	0.63
Forfeited	(1,506)	1.25

Outstanding at December 31, 2003	27,174	$0.91	*

Granted	7,716	--
Forfeited	(7,696)	1.31

Outstanding at December 31, 2004	27,194	$0.47	*

Granted	12,351	--
Forfeited	(3,440)	2.00

Outstanding at December 31, 2005	36,105	$0.28	*

Exercisable at December 31, 2003	8,644	$0.91	*

Exercisable at December 31, 2004	13,827	$0.29	*

Exercisable at December 31, 2005	26,025	$0.14	*

NOTE 10 - DEFINED CONTRIBUTION PLAN

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, covering all employees who have three months of service with the Company. The Plan allows participants to make voluntary pre-tax contributions of up to 100% of their pre-tax earnings, not to exceed the IRS annual limit. In addition, the Company, at its discretion, may partially match participant contributions. For the years ended December 31, 2005, 2004 and 2003, employer matching contributions were $-0-, $-0- and $46,000, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

Management Fees

The Company pays $75,000 quarterly for management and consulting services to Sun Capital Partners Management LLC (“Sun Capital Management”), an affiliate of our majority shareholder, Sun Solunet. Sun Capital II, who is also an affiliate of Sun Solunet, provided a guaranty on the Company’s Harris credit facility under the Credit Support Agreement through November 23, 2005, the date on which Harris assigned the note to Sun Solunet. See further discussion below. While SANZ received material benefits from this guaranty, the Company paid no specified cash consideration for the guaranty. For 2005, 2004 and 2003, the Company allocated a portion of the management and consulting services fee paid to Sun Capital Management to interest expense, based on the financing-related benefits that it received under the Sun Capital II guaranty. The balance of the management and consulting services fee was recorded as general and administrative expense.

As of December 31, 2005 and 2004, the Company had $-0- due to Sun Capital Management for management fees and related expenses. For the years ended December 31, 2005, 2004 and 2003, the Company paid $318,000, $323,000 and $443,000, respectively, to Sun Capital Management for management fees and related expenses.

Debt Guaranty Warrants

In accordance with the Credit Support Agreement, the Company was obligated to issue Debt Guaranty warrants to Sun Capital to the extent that the Company’s guaranteed debt on the Harris credit facility exceeded $3.0 million. Debt Guaranty warrants were issuable at six-month intervals beginning on November 16, 2004. The Debt Guaranty warrant issued for this date was issued on March 23, 2005. During 2005, the Company issued Debt Guaranty warrants on May 16 and November 16, 2005. Warrants issued for November 16, 2004 and May 16 and November 16 2005 were calculated in accordance with formula below and as stipulated in the Credit Support Agreement. Additionally, and under the Sun Loan agreement, effected November 23, 2005, the Credit Support agreement remained effective and the Company was obligated to issue Debt Guaranty warrants under its terms and stated formulas (on May 16 and November 16 intervals for debt in excess of $3.0 million) as stipulated below. The Debt Guaranty warrants are exercisable immediately upon issuance at an exercise price of $0.001 per share. Based on the number of shares issued pursuant to the Debt Guaranty warrants, the Company recorded charges calculated as the number of shares issued under the warrant multiplied by the closing market price of SANZ’ common stock on the date of issuance.

Debt Guaranty Warrants = (Guaranteed Debt - $3,000,000) x fixed number of shares at particular date
$2,000,000

The fixed number of shares used in the calculation of Debt Guaranty warrants for a particular date are listed in the table below.

Date	Number of Shares
November 16, 2004	3,086,218
May 16, 2005	641,292
November 16, 2005	1,307,898

On March 23, 2005, and as consideration of an additional $2.0 million guaranty by Sun Capital II on the Company’s increased Harris credit facility, the Company issued a Debt Guaranty warrant to Sun Solunet to purchase 3,086,218 shares of common stock. These Debt Guaranty warrants are exercisable immediately upon issuance at an exercise price of $0.001 per share. The Company and Sun Solunet agreed that the number of shares exercisable under this warrant would be calculated pursuant to the same formula above, and as if the additional $2.0 million debt guaranty was in place as of November 16, 2004.

On June 27, 2005 and in consideration of an additional $1.5 million guaranty by Sun Capital II on the Company’s increased Harris credit facility, the Company issued a Debt Guaranty warrant to Sun Solunet to purchase 480,969 shares of our common stock. These Debt Guaranty warrants were immediately exercisable upon issuance with an exercise price of $0.001 per share. The Company and Sun Solunet agreed that the number of shares exercisable under this warrant would be calculated pursuant to the same formula above, and as if the additional $1.5 million guaranty was in place as of May 16, 2005. This warrant was immediately exercisable upon issuance.

Sun Loan

As of December 31, 2005 and 2004, the Company had $13.1 million, including accrued interest, and $-0-, respectively, outstanding on the Sun Loan, which Sun Solunet had purchased from Harris on November 23, 2005. See further discussion of the Sun Loan in Note 6.

Private Placement

As discussed in Note 3, on March 2, 2006 the Company completed the Private Placement, which included Sun Solunet converting $8.0 million of the Sun Loan to 176.5 Units.  The Sun Solunet debt conversion was at the same price, net of placement agent fees that third-party investors and Company executive management had purchased for cash shares of the Series A Preferred Stock, and was approved by the Company’s Independent Committee of the Board of Directors. Additionally, on the Closing Date, the Company paid down $1.0 million of the remaining outstanding balance, resulting in total outstanding debt owed by the Company under the Sun Loan of $5.0 million plus accrued interest of $296,000 from November 23, 2005, the inception of the Sun Loan. As a result thereof, on the Closing Date, the Company and Sun Capital II entered into the Credit Support Termination Agreement to the Credit Support Agreement. The Credit Support Termination Agreement includes the following provisions, among others:

(a)
The Company and Sun Solunet agreed to decrease the Company’s borrowing availability under the Sun Loan from $14 million to $5.0 million and to modify the Sun Loan from a revolving line of credit to a three-year term loan (without a demand note stipulation) at a borrowing rate of prime plus 1.0%.

(b)	The parties agreed that Sun Solunet and the Sun Capital II have no additional lending obligation to the Company.

(c)	The parties terminated the Credit Support Agreement and the obligations of all parties, including the requirement of the Company to issue additional Debt Guaranty warrants to Sun Solunet.

NOTE 12 - SEGMENT INFORMATION

Description of segments

Beginning in 2005, with the increased significance of its EarthWhere business, SANZ is reporting its operations as two business segments: (1) a data storage systems integrator (“Storage Solutions”) and (2) a spatial data management software and services provider (“EarthWhere”).

A description of the types of products and services provided by each reportable segment follows:

●
The Storage Solutions segment is a system integrator that provides data storage solutions to meet a client’s specific needs, including both data storage networks and data backup/recovery systems; along with associated maintenance services and storage-related consulting services;

●
The EarthWhere segment consists of the resale of our proprietary data management software product, “EarthWhere™,” which facilitates imagery data access and provisioning for geospatial digital imagery users (principally satellite and aerial imagery and map data), together with associated support and consulting services.

Segment Data

The results of the reportable segments are derived directly from SANZ’ internal management reporting system. The accounting policies used to derive reportable segment results are substantially the same as those used by the consolidated Company. Management measures the performance of each segment based on several metrics, including income (loss) from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the segments. A significant portion of total consolidated expenditures are directly attributable to the two business segments. However, certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include certain audit, consulting, and legal costs incurred on a corporate level, Sun Capital management fees and acquisition related costs. There was no intersegment revenue for all years presented.

Selected financial information for each reportable segment was as follows for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	Storage Solutions	EarthWhere	Total
2005
Total net revenue	$57,001	$2,114	$59,115
Depreciation and amortization	839	260	1,099
Loss from operations (1)	(8,851)	(1,732)	(10,583)
2004
Total net revenue	65,005	1,153	66,158
Depreciation and amortization	1,110	196	1,306
Loss from operations	(1,578)	(1,453)	(3,031)
2003
Total net revenue	55,390	107	55,497
Depreciation and amortization	1,057	97	1,154
Loss from operations	(1,436)	(1,207)	(2,643)

(1) The Storage Solutions segment loss from operations for 2005 included a charge of $9.2 million for goodwill impairment.

Capital expenditures, which consist of purchases of property and equipment for the Solutions segment and purchases of property and equipment and capitalized software costs for the EarthWhere segment, were as follows (in thousands):

Expenditures for segment assets	Years ended December 31,
	2005	2004	2003
Storage Solutions	$214	$242	$--
EarthWhere	1,015	183	516
Corporate	--	--	--
Total expenditures for assets	$1,229	425	516

The reconciliation of segment loss from operations to SANZ’ consolidated loss from operations and loss before income taxes was as follows (in thousands):

	Years ended December 31,
	2005	2004	2003
Net segment revenue	$59,115	$66,158	$55,497
Loss from operations:
Total segment loss from operations	(10,583)	(3,031)	(2,643)
Unallocated corporate costs	(700)	(478)	(2,582)
Loss from operations	(11,283)	(3,509)	(5,225)

Interest expense	(1,610)	(1,221)	(817)
Charge for warrants issued to related party for debt guaranty	(2,877)	(2,469)	--
Other income (expense)	1	121	(11)
Loss before income taxes	$(15,769)	$(7,078)	$(6,053)

Assets are allocated to the individual segments based on the primary segment benefiting from the assets. Corporate assets are composed primarily of cash and cash equivalents, investments, and prepaid expenses. Total assets and liabilities by segment and the reconciliation of segment assets and liabilities to SANZ’ consolidated assets and liabilities as of December 31, 2005 and 2004 (in thousands) are as follows:

	December 31,
Assets	2005	2004
Storage Solutions	$37,267	$51,466
EarthWhere	3,213	666
Corporate	737	1,140
Total assets	41,217	53,272

	December 31,
Liabilities	2005	2004
Storage Solutions	$26,541	$29,308
EarthWhere	7,339	3,927
Corporate	496	270
Total liabilities	34,376	33,505

Customer Concentration

The following table shows significant customers as a percentage of accounts receivable at December 31, 2005 and 2004 and as a percentage of revenue for the years ended December 31, 2005, 2004, and 2003, respectively. Customer A represents the aggregate of all Federal government agencies to which the Company sells directly. The associated credit risk from Customer B’s concentration was limited, as all orders from this customer in excess of $1.0 million were processed under an escrow agreement, which guaranteed payment to SANZ upon the customer’s receipt of payment from the end user. Both the Storage Solutions and EarthWhere segments report revenue from Customer A; all of Customer B’s revenue is reported under the Storage Solutions segment.

	Accounts receivable		Revenue
			For the year ended
	December 31,		December 31,
	2005	2004	2005	2004	2003
Customer A	30.3%	31.1%	17.1%	24.1%	14.0%
Customer B	--	--	12.2	--	--

Geographic Information

All of the Company’s assets are located in and all of the Company’s operating results are derived from operations in the United States.

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

3.02
Articles of Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Colorado Secretary of State on March 2, 2006. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 2, 2006, filed on March 8, 2006.

3.03
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

10.08
Tenth Amendment, dated November 11, 2005, to Credit and Security Agreement, by and between Registrant (f/k/a Storage Area Networks, Inc.) and Wells Fargo Business Credit, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 11, 2005, filed on November 17, 2005.

Exhibit Number	Description

10.09
Patent and Trademark Security Agreement, dated September 22, 2003, by and between the Registrant and Wells Fargo Business Credit, Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, filed on November 13, 2003.

10.10	Shareholders Agreement dated April 4, 2003. Incorporated by reference from Exhibit 2.8 to the Registrant’s Current Report on Form 8-K/A dated April 4, 2003, filed on April 21, 2003.
10.11	Credit Support Document dated March 31, 2003. Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K/A dated April 1, 2003, filed on April 3, 2003.
10.12	Stock Option Agreement dated March 31, 2003. Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated April 4, 2003, filed on April 21, 2003.
10.13	SANZ Common Stock Purchase Warrant dated April 4, 2003. Incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed on April 3, 2003.
10.14	Management Services Agreement dated April 4, 2003. Incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed on April 3, 2003.
10.15	Registration Rights Agreement dated April 4, 2003. Incorporated by reference to Exhibit 2.6 to the Registrant’s Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed on April 3, 2003.
10.16
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

10.20
Fourth Amendment, dated November 26, 2003, to SAN Holdings, Inc. - Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.

10.21
Fifth Amendment, dated February 27, 2004, to SAN Holdings Inc. - Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004, filed on May 11, 2004.

10.22
Solunet Storage Inc. - Harris Trust and Savings Bank Loan Authorization Agreement dated August 14, 2003, and Incorporated by reference to Exhibit 10.1 - to the Registrant’s Quarterly Report on Form 10-QSB/A No. 1 for the quarter ended June 30, 2003, filed on October 2, 2003.

10.23
First Amendment, dated November 22, 2004, to Solunet Storage Inc. - Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated November 16, 2004, filed on November 22, 2004.

10.24	2000 Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-81910), filed on January 31, 2002.
10.25	2001 Stock Option Plan. Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-81910), filed on January 31, 2002.
10.26	2003 Stock Option Plan. Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on April 22, 2003.

Exhibit Number	Description

10.27
Executive Employment Agreement dated February 1, 2001 - John Jenkins. Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.

10.28
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

10.30
Sixth Amendment, dated February 16, 2005, to SAN Holdings Inc. - Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated March 10, 2005, filed on March 11, 2005.

10.31
Seventh Amendment, dated June 3, 2005, to SAN Holdings Inc. - Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated June 3, 2005, filed on June 7, 2005.

10.32
Eighth Amendment, dated October 4, 2005, to SAN Holdings Inc. - Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated October 4, 2005, filed on October 12, 2005.

10.33
Letter Agreement, dated November 23, 2005, by and between Registrant and Sun Capital Partners II, LP. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 23, 2005, filed on November 29, 2005.

10.34
Ninth Amendment, dated February 6, 2006, to SAN Holdings Inc. - Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated February 6, 2006, filed on February 9, 2006.

10.35
Security Agreement, dated October 12, 2005, by and between Registrant and Avnet, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 12, 2005, filed on October 18, 2005.

10.36	Securities Purchase Agreement, dated February 28, 2006. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 2, 2006, filed on March 8, 2006.
14.01
Code of Ethics for Officers of SAN Holdings, Inc. and Subsidiaries, adopted on May 7, 2004. Incorporated by reference to Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004, filed on May 11, 2004.

22.01	List of Subsidiaries. Incorporated by reference to Exhibit 22.01 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.
23.01	Consent of Grant Thornton LLP. #
31.01	CEO Certification pursuant to Rule 13a-14(a)/15(d)-14(a). #
31.02	CFO Certification pursuant to Rule 13a-14(a)/15(d)-14(a). #
32.01	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350). #
32.02	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350). #

____________________ # Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN Holdings, Inc.
(Registrant)

Date: April 7, 2006	By: /s/ John Jenkins
John Jenkins
Chief Executive Officer

Date: April 7, 2006	By: /s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer,
Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 7, 2006	/s/ John Jenkins
John Jenkins, Chairman

Date: April 7, 2006	/s/ Rodger R. Krouse
Rodger R. Krouse, Director

Date: April 7, 2006	/s/ Marc J. Leder
Marc J. Leder, Director

Date: April 7, 2006	/s/ Clarence E. Terry
Clarence E. Terry, Director

Date: April 7, 2006	/s/ M. Steven Liff
M. Steven Liff, Director

Date: April 7, 2006	/s/ Stephen G. Marble
Stephen G. Marble, Director

Date: April 7, 2006	/s/ T. Scott King
T. Scott King, Director

Date: April 7, 2006	/s/ Gary F. Holloway
Gary F. Holloway, Director

Date: April 7, 2006	/s/ C. Daryl Hollis
C. Daryl Hollis, Director

Date: April 7, 2006	/s/ George R. Rea
George R. Rea, Director