Form 10-K/A
period 2005-12-31
SAN HOLDINGS INC
filed 2006-04-21
CIK 799097

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one) Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[X]

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

SAN HOLDINGS, INC.
FORM 10-K/A
TABLE OF CONTENTS

Item No.

	Explanatory Note	2

	Forward-Looking Statements	2

Part III

10.	Directors and Executive Officers of the Registrant	2

11.	Executive Compensation	5

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	7

13.	Certain Relationships and Related Transactions	9

14.	Principal Accountant Fees and Services	11

Part IV

15.	Exhibits and Financial Statement Schedules	12

EXPLANATORY NOTE

On April 11, 2006, SAN Holdings, Inc. (the “Company”) filed with the Securities and Exchange Commission (“SEC”) its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Original Filing”). In accordance with the SEC rules, the Company incorporated by reference Part III of the Original Filing from the definitive proxy statement to be filed by the Company in connection with the annual shareholder meeting for 2006, which the Company anticipated filing within 120 days of the end of its fiscal year ended December 31, 2005.

Since the date of the Original Filing, the Company has determined that it will not file its definitive proxy statement by the 120 day deadline and, in accordance with SEC rules, must file an amendment to its Original Filing to include the disclosures required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Original Filing is being filed to include the information required to be disclosed under Part III of Form 10-K. In addition, pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Form 10-K/A includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.01, 31.02, 32.01 and 32.02. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Our bylaws provide that our Board of Directors shall consist of no more than 14 members, with the exact number to be set by board resolution. During the fiscal year ended December 31, 2005, the number of directors was set at 10. Each director’s term is until the next annual meeting of shareholders and until his or her successor is elected and qualified or until such director’s earlier death, resignation or removal. Vacancies on the Board of Directors may be filled by a majority of the remaining directors. Directors elected to fill vacancies serve until the next annual meeting of shareholders.

Biographical information about our officers and directors is as follows:

John Jenkins, Age 55, Chairman and CEO since November 2000, President since November 2004. From January 1995 through June 2000, Mr. Jenkins was CEO, president and a director of TAVA Technologies, Inc., a publicly held company, where he led the build-out of a national systems integration business. In 1999, TAVA was sold in a cash transaction approved by TAVA shareholders. From 1990 until he joined TAVA in 1995, he served as president of Morgan Technical Ceramics, Inc., a wholly-owned subsidiary of Morgan Crucible plc, a diversified industrial products company based in England and publicly-traded on the London stock exchange. Mr. Jenkins holds a B.S. from the University of Washington and a J.D. from the University of Denver.

Marc J. Leder, Age 44, Director since April 2003, pursuant to our acquisition agreement with Solunet Storage. Mr. Leder has served as a managing director of Sun Capital Partners, Inc., a private investment firm, since 1995. Prior to founding Sun Capital Partners, Inc. (with Mr. Krouse) in 1995, Mr. Leder served in various capacities with Lehman Brothers, an investment bank based in New York City, most recently as Senior Vice President. Mr. Leder also currently serves as a director of LOUD Technologies, Inc., which is a publicly held company.

Rodger R. Krouse, Age 44, Director since April 2003, pursuant to our acquisition agreement with Solunet Storage. Mr. Krouse has served as a managing director of Sun Capital Partners, Inc. since 1995. Prior to founding Sun Capital Partners, Inc. (with Mr. Leder) in 1995, Mr. Krouse served in various capacities with Lehman Brothers, an investment bank based in New York City, most recently as Senior Vice President. Mr. Krouse currently serves as a director of LOUD Technologies, Inc., which is a publicly held company.

Clarence E. Terry, Age 59, Director since April 2003. Mr. Terry also serves as Chairman of the Compensation Committee. Mr. Terry has served as a managing director of Sun Capital Partners, Inc. since 1999. From October 1973 to September 1999, he was principally employed as vice president of Rain Bird Sprinkler Manufacturing Corporation, a leading irrigation manufacturer. Currently, he also serves as a director of LOUD Technologies, Inc., which is a publicly held company.

T. Scott King, Age 53, Director since May 2005. Mr. King has served as a managing director of Sun Capital Partners, Inc. since 2003. Prior to joining Sun Capital in 2003, Mr. King was CEO of Waterlink, Inc. from May 1999 to November 2002 and previously was President of the Consumer Division for The Sherwin Williams Company from September 1977 to December 1998. Currently, he also serves as a director of LOUD Technologies, Inc., which is a publicly held company.

Stephen G. Marble, Age 42, Director since October 2004. Mr. Marble has served as a vice president of Sun Capital Partners, Inc. since February 2004. Prior to joining Sun Capital, he served as Chief Financial Officer of Catalina Lighting, Inc., a Sun Capital portfolio company. Prior to being appointed CFO, he served as Catalina’s Corporate Controller. Mr. Marble’s experience spans a broad variety of industries including banking, mortgage banking, specialty finance, equipment leasing and medical services. Mr. Marble is a CPA and began his career with Deloitte and Touche.

M. Steven Liff, Age 34, Director since April 2004. Mr. Liff has served as a principal of Sun Capital Partners, Inc. since March 2000. From 1994 until joining Sun Capital Partners, Inc., he was employed by Bank of America Commercial Finance, most recently as senior marketing executive, focusing on marketing, underwriting and closing new leveraged and turnaround transactions.

Gary F. Holloway, Age 54, Director and member of the Compensation Committee since April 2004. Mr. Holloway is vice chairman of Five Mile Capital Partners, a privately held investment firm. Prior to joining Five Mile Capital Partners and Five Mile Ventures in 2000, Mr. Holloway served as the chairman of the board of Greenwich Capital Markets, Inc., where he previously held the position of president and CEO. He also served as co-CEO of Greenwich NatWest. Mr. Holloway currently serves on the Boards of Directors of Aviation Facilities Corporation, CaseNex, LLC, The Wireless Generation, Inc., and the boards of several educational and charitable organizations. Mr. Holloway holds a BA degree from Washington and Lee University and an MBA from the Colgate Darden School at the University of Virginia.

C. Daryl Hollis, 62, Director and Chairman of the Audit Committee since April 2004. Mr. Hollis, a certified public accountant, has been a business consultant since 1998. He has served in the past as Executive Vice President and Chief Financial Officer of The Panda Project, Inc., a developer, manufacturer and marketer of proprietary semiconductor packaging and interconnect devices, and as Senior Vice President and Chief Financial Officer of Pointe Financial Corporation, a bank holding company. Mr. Hollis was also a partner with Ernst & Young LLP from 1977 through 1990. Additionally, he currently serves as a director and chairs the audit committee of Medical Staffing Network Holdings, Inc. and LOUD Technologies, Inc., which are publicly held companies.

George R. Rea, Age 67, Director and member of the Audit Committee since April 2004. Mr. Rea is currently a business consultant. Mr. Rea has held various senior management positions in several high technology companies, retiring as executive vice president of Conner Peripherals (NYSE) in 1994. Since retiring, Mr. Rea has served as a business consultant and as a director of private and public companies in high technology and other industries. Currently he is a director of LOUD Technologies, Inc., which is a publicly held company.

Robert C. Ogden, Age 45, Vice President Finance, Treasurer, Secretary and Chief Financial Officer since May 2004. From 2000 to February 2004 (when he joined the Company as a consultant), Mr. Ogden was a financial consultant serving companies in a variety of industries, including software, computer hardware, on-line education and financial services. In 2003, he served as the Acting Controller for Exabyte Corporation, a computer tape drive manufacturer. From 1997 to 2000, he served as Vice President, Corporate Controller and Chief Accounting Officer for TAVA Technologies, Inc., a publicly held national systems integration and software firm, which was successfully sold in 1999. Prior to TAVA Technologies, Mr. Ogden held various senior management finance positions with several start-up companies. He began his career as a public accountant with Price Waterhouse. Mr. Ogden holds a B.S. in Commerce from the University of Virginia, and is a certified public accountant.

Committees of the Board

Our Board of Directors has established three committees, including a compensation committee, an audit committee and an independent committee. The following is a description of each of the committees.

Compensation Committee.

The compensation committee in 2005 consisted of one independent director, Mr. Holloway, as well as Mr. Jenkins and Mr. Terry. Mr. Terry served as chairman. The compensation committee met two times and acted by written consent two times in 2005. The Board expects to revise the membership of the compensation committee in connection with the voting agreement signed by Sun Solunet. See “Item 13. Certain Relationships and Related Transactions.”

The compensation committee advises the Board of Directors on all matters pertaining to compensation programs and policies, establishes guidelines for employee incentive and benefit programs, makes specific recommendations to the Board of Directors relating to salaries and incentive awards of the senior executive officers, reviews recommendations of the senior executive officers regarding salaries of the other officers of the Company and administers any incentive compensation and/or equity-based plan established by the Board of Directors.

Audit Committee; Audit Committee Financial Expert.

The audit committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The audit committee in 2005 consisted of two directors, Messrs. Hollis and Rea. The chairman of the audit committee is Mr. Hollis. Our Board of Directors has determined that Mr. Hollis is an “audit committee financial expert” and that he is independent. The audit committee met four times in 2005. The Board expects to revise the membership of the audit committee in connection with the voting agreement signed by Sun Solunet. See “Item 13. Certain Relationships and Related Transactions.”

Independent Committee.

The independent committee currently consists of four directors, Messrs. Jenkins, Holloway, Hollis and Rea, all of our directors that are not affiliated with Sun Solunet, our majority Shareholder, for purposes of approving certain transactions as may be submitted by our Board of Directors from time to time. The independent committee met one time and acted by written consent two times in 2005.

Code of Ethics

Our Board of Directors adopted a code of business conduct and ethics applicable to our directors, officers, including our principal executive officer, principal financial officer and principal accounting officer as well as our employees in accordance with applicable rules and regulations of the SEC. The code of ethics was previously filed with the SEC as Exhibit 14.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed on May 11, 2004. We will provide to any person, without charge, upon request, a copy of such code of ethics. Requests should be made by calling (303) 660-3933 or by submitting a request in writing to the Company at 9800 Pyramid Court, Suite 130, Englewood, CO 80112, Attention: Robert C. Ogden.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the 1934 Act requires our officers and directors, and the persons who own more than 10% of our Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock. Officers, directors and greater than 10% Shareholders are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of copies of Forms 3, 4 and 5, and the amendments thereto, received by us for the year ended December 31, 2005, or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, we believe that during the year ended December 31, 2005, all filing requirements were complied with by our executive officers, directors and beneficial owners of more than 10% of our stock.

Item 11. Executive Compensation

Executive Compensation

The following table sets forth the salary and other compensation paid to our Chief Executive Officer and our other executive officer (“named executive officers”) for the fiscal years ended December 31, 2005, 2004 and 2003.

	Summary Compensation Table

	Annual Compensation				Long Term Compensation
Name and Principal Position	YEAR	Salary ($)		Bonus ($)	Securities Underlying Options/SARs(#)	All Other Compensation ($)
John Jenkins	2005	$227,976		$-0-	-0-		$-0-
President and CEO (1)	2004	$227,488		$8,694	-0-		$-0-
	2003	$227,867		$6,600	1,100,000(1)		$5,500(2)
Robert C. Ogden	2005	$156,250		$-0-	100,000(4)	$
Vice President - Finance & CFO (5)	2004	$96,667	(3)	$2,134	350,000(5)		$-0-

(1)	These options are exercisable at $0.40 per share. One fourth of the total options granted become exercisable each year over a four year period, commencing on April 1, 2004.
(2)
Consists solely of company matching contributions to 401(k) defined contribution plan, available to all employees of the company following 90 days of full time employment. Amounts earned in the stated year were paid in the following year.

(3)	Represents compensation paid since May 3, 2004, when Mr. Ogden became employed by SANZ as Vice President - Finance and Chief Financial Officer.
(4)	These options are exercisable at $0.34 per share.
(5)	250,000 of these options are exercisable at $0.42 per share; 100,000 of these options are exercisable at $0.38 per share.

Option and Stock Appreciation Right Grants in Last Fiscal Year

The following table sets forth information regarding the grant of options and stock appreciation rights during the year ended December 31, 2005 to each of our named executive officers.

Name	Number of Securities Underlying Options/ SARs granted (#)	Percent of total options/ SARs granted to employees in fiscal year (%)	Exercise or base price ($/Sh)	Expiration date
John Jenkins	-0-	--%	$--	--
Robert C. Ogden	100,000	6.5%	$0.34	03/29/2015

Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values

The following table shows the number of Shares of Common Stock underlying unexercised options held at December 31, 2005 by each of our named executive officers, and the aggregate dollar value of in-the-money, unexercised options held at the end of the fiscal year. The Company has not granted any stock appreciation rights.

Name	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable (1)	Value of unexercised in-the-money options at FY-end ($) Exercisable/Unexercisable (2)
John Jenkins	1,350,000 / 550,000	$ -0- / $ -0-
Robert C. Ogden	112,500 / 337,500	$ -0- / $ -0-

(1)
Includes both “in-the-money” and “out-of-the-money” options. “In-the-money” options are options with exercise prices below the market price of the Company’s Common Stock (as noted) on December 31, 2005.

(2)
Fair market value of the Company’s Common Stock on December 30, 2005, the last trading day of fiscal 2005 ($0.19, based on the closing sales price reported on the over-the-counter bulletin board) less the exercise price of the option.

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

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have an employment agreement with John Jenkins, our CEO, which renews automatically annually unless terminated by either party. Under the agreement we are required to continue paying his salary for a period of 12 months following termination of employment in the following cases:

•	if he terminates his employment within 90 days following specified change of control events;

•	if he terminates his employment due to our material change of his employment conditions; or

•	if we terminate his employment agreement other than for cause.

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

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation

During 2005, except for Mr. Jenkins, who is a director and Chairman of the Board, serves on the compensation committee and is also the Company’s CEO, none of the other members of the compensation committee was an officer or employee of the Company or any of its subsidiaries, or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K. Additionally, during 2005, none of the executive officers or directors of the Company was a member of the Board of Directors, or any committee thereof, of any other entity such that the relationship would be construed to constitute a committee interlock within the meaning of the rules of the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding our securities authorized for issuance under equity compensation plans is set forth above under “Item 5. Market for Common Equity and Related Stockholder Matters—Equity Compensation Plan Information.”

The table below reflects the number of shares of our common stock beneficially owned as of March 31, 2006 by:

•	each person or group we believe to be the beneficial owner of more than five percent of our voting securities;

•	each director;

•	each named executive officer; and

•	all directors and executive officers, as a group.

Shares of our common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2006, are deemed outstanding for purposes of computing the percentage beneficially owned by the person or entity holding those securities, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person or entity. Percentage of beneficial ownership is based on 95,811,278 shares of our common stock outstanding as of the close of business on March 31, 2006:

Name and address #	Amount and Nature of Beneficial Ownership		Percentage of Common Stock

John Jenkins	3,955,000	(1)	3.97%
Marc J. Leder	193,696,856	(2)	82.94%
Rodger R. Krouse	193,696,856	(2)	82.94%
Clarence E. Terry	-0-	(3)	-0-
M. Steven Liff	-0-	(4)	-0-
T. Scott King	-0-	(3)	-0-
Stephen G. Marble	-0-	(5)	-0-
Gary F. Holloway	2,847,209	(6)	2.97%
George R. Rea	70,000	(7)	*
C. Daryl Hollis	75,000	(8)	*
Robert C. Ogden	595,000	(9)	*

All directors and executive officers, as a group (13 persons)	201,239,065		84.56%
Sun Solunet LLC +	193,696,856	(10)	82.94%

____________________
*	Less than 1%
#	The address for each listed director and executive officer unless otherwise indicated is SAN Holdings, Inc., 9800 Pyramid Court, Suite 130, Englewood, Colorado 80112.
+
The address for Sun Solunet LLC is Sun Solunet LLC, c/o Sun Capital Partners II, LP, c/o Sun Capital Advisors II, LP, c/o Sun Capital Partners, LLC, 5200 Town Center Circle, Suite 470, Boca Raton, FL 33486.

(1)
Includes 1,000,000 shares underlying the Company’s convertible Series A Preferred Stock, 500,000 shares underlying a warrant exercisable at $0.30 per share, 500,000 shares underlying a warrant exercisable at $0.50 per share, 500,000 shares underlying an option currently exercisable at $0.29 per share, 300,000 shares underlying an option currently exercisable at $2.25 per share, 550,000 shares underlying an option currently exercisable at $0.40 and 275,000 shares underlying an option that will become exercisable at $0.40 per share. Also includes 40,000 shares underlying a warrant currently exercisable at $0.625 per share, 40,000 shares underlying a warrant currently exercisable at $1.25 per share.

(2)
Includes 58,832,275 shares underlying the Company’s convertible Series A Preferred Stock, 29,416,138 shares underlying a warrant exercisable at $0.30 per share, 29,416,138 shares underlying a warrant exercisable at $0.50 per share 20,063,744 shares underlying a warrant currently exercisable at $0.001 per share. Also, consists of shares held by Sun Solunet LLC over which he may be deemed to have control. Marc J. Leder and Rodger R. Krouse may each be deemed to control Sun Solunet LLC, Sun Capital Partners II, LP, Sun Capital Advisors II, LP, and Sun Capital Partners LLC, as Leder and Krouse each own 50% of the membership interests in Sun Capital Partners LLC, which in turn is the general partner of Sun Capital Advisors II, LP, which in turn is the general partner of Sun Capital Partners II, LP, and Sun Capital Partners II, LP owns 99% of the membership interests of Sun Solunet LLC. Therefore, Messrs. Leder and Krouse may each be deemed to have voting and dispositive power over the shares held by Sun Solunet LLC.

(3)	Managing director of Sun Capital Partners, Inc., an affiliate of Sun Solunet LLC.
(4)	Principal of Sun Capital Partners, Inc., an affiliate of Sun Solunet LLC.
(5)	Vice President of Sun Capital Partners, Inc., an affiliate of Sun Solunet LLC.
(6)	Includes 50,000 options currently exercisable at $0.42 per share and 2,797,209 shares held by Hollger LLC, a privately held investment firm, over which Mr. Holloway may be deemed to have control.
(7)	Includes 50,000 shares underlying an option currently exercisable at $0.42 per share.
(8)	Consists solely of 75,000 shares underlying an option currently exercisable at $0.42 per share.
(9)
Includes 200,000 shares underlying the Company’s convertible Series A Preferred Stock, 100,000 shares underlying a warrant exercisable at $0.30 per share, 100,000 shares underlying a warrant exercisable at $0.50 per share, 25,000 shares underlying a warrant currently exercisable at $0.34 per share, 25,000 shares underlying an option currently exercisable at $0.38 per share, 62,500 shares underlying an option currently exercisable at $0.42 per share and 62,500 shares underlying an option that will become exercisable at $0.42 per share.

(10)
Consists of 55,968,852 shares of common stock owned directly by Sun Solunet LLC, 58,832,275 shares underlying the Company’s convertible Series A Preferred Stock, 29,416,138 shares underlying a warrant exercisable at $0.30 per share, 29,416,138 shares underlying a warrant exercisable at $0.50 per share and 20,063,744 shares underlying a warrant currently exercisable at $0.001 per share. Marc J. Leder and Rodger R. Krouse may each be deemed to control Sun Solunet LLC, Sun Capital Partners II, LP, Sun Capital Advisors II, LP, and Sun Capital Partners LLC, as Leder and Krouse each own 50% of the membership interests in Sun Capital Partners LLC, which in turn is the general partner of Sun Capital Advisors II, LP, which in turn is the general partner of Sun Capital Partners II, LP, and Sun Capital Partners II, LP owns 99% of the membership interests of Sun Solunet LLC. Therefore, Messrs. Leder and Krouse may each be deemed to have voting and dispositive power over the shares held by Sun Solunet LLC.

Item 13. Certain Relationships and Related Transactions

Debt Guaranty Warrants and Other Warrants Issued to Sun Solunet

Pursuant to our acquisition agreement with Solunet Storage in 2003, Sun Solunet became our majority Shareholder, and currently holds approximately 58% of our outstanding Shares of Common Stock. Sun Capital Partners II, LP and Sun Capital Partners Management LLC (“Sun Capital Management”) are both affiliates of Sun Solunet.

In connection with the acquisition agreement, the Company entered into that certain letter agreement dated March 31, 2003 (“Credit Support Agreement”), among the Company, Sun Solunet and an affiliate of Sun Solunet, Sun Capital Partners II, LP (the “Fund”). Pursuant to the Credit Support Agreement, the Company was obligated to issue to Sun Solunet at six-month intervals (each May and November) a stock purchase warrant according to formulas set forth in the Credit Support Agreement in partial consideration for a guaranty provided by the Fund on the revolving credit line (the “Credit Facility”) that the Company maintained with Harris N.A. (formerly known as Harris Trust and Savings Bank) (“Harris”). In connection with periodic increases to the borrowing availability of the Credit Facility, the Credit Support Agreement was amended to increase the amount of the guaranty.

Pursuant to the Credit Support Agreement, in partial consideration for the Credit Facility, the Company was required to periodically issue to Sun Solunet on November 16 and May 16 of each year, a warrant to purchase shares of the Company’s Common Stock (“Guaranty Warrants”), exercisable for a number of shares of the Company’s Common Stock calculated pursuant to a formula set forth in the Credit Support Agreement, for so long as there remained an aggregate principal amount owed to Sun Solunet under the Credit Facility in an amount in excess of $3,000,000.

During the fiscal year ended December 31, 2005, the Company issued Sun Solunet warrants to purchase Shares of the Company’s Common Stock in partial consideration for the ongoing guaranty provided by the Fund on the Company’s Credit Facility and, after the Credit Facility was assigned from Harris to Sun Solunet, for providing the Credit Facility as set forth below:

Date of Issuance	Number of Shares for which warrant may be exercised	Exercise Price	Consideration
March 23, 2005	7,715,545	$0.001 per share	Ongoing guaranty provided by affiliate of Sun Solunet on the Credit Facility
March 23, 2005	3,086,218	$0.001 per share	Increase in the amount of ongoing guaranty provided by affiliate of Sun Solunet on the Credit Facility
May 16, 2005	2,244,522	$0.001 per share	Ongoing guaranty provided by affiliate of Sun Solunet on the Credit Facility
June 27, 2005	480,969	$0.001 per share	Increase in the amount of ongoing guaranty provided by affiliate of Sun Solunet on the Credit Facility
November 16, 2005	6,539,490	$0.001 per share	Ongoing guaranty provided by affiliate of Sun Solunet on the Credit Facility

On November 23, 2005, Sun Solunet purchased the Credit Facility from Harris and the guaranty provided by the Fund was terminated. In connection therewith, the Credit Support Agreement was further amended to provide that the Company was obligated to issue stock purchase warrants to Sun Solunet as lender under the Credit Facility based on the amount of borrowing availability on the Credit Facility at the same intervals and pursuant to the same formulas applicable prior to the termination of the guaranty.

On February 6, 2006, the Credit Facility was amended to increase the borrowing availability from $13 million to $14 million, to change the maturity date to December 31, 2006 and to accrue interest to the principal amount of the loan until maturity.

Private Placement; Voting Agreement; Credit Support Termination Agreement

On March 2, 2006, pursuant to a Securities Purchase Agreement dated and effective as of February 28, 2006 (the “Securities Purchase Agreement”) by and among the Company and the purchasers identified therein (the “Purchasers”), the Company issued to the Purchasers units (“Units”) consisting of shares of the Company’s newly designated convertible series A preferred stock, no par value per share (“Series A Preferred Stock”) and common stock purchase warrants exercisable at exercise prices of $0.30 per share and $0.50 per share (collectively, the “Warrants”). The offer and sale of the Units was made to accredited investors in a private placement transaction exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”) pursuant to Section 4(2) of the 1933 Act and Regulation D promulgated thereunder (the “Private Placement”). Certain officers and directors of the Company and Sun Solunet, the majority Shareholder of the Company, purchased Units. In connection with the Private Placement and to induce the other Purchasers to execute the Securities Purchase Agreement, on March 2, 2006, in a letter to the Company, Sun Solunet agreed for the benefit of the Purchasers to:

•
cause each of the directors of the Company who is employed by or who is an officer of Sun Solunet (the “Sun Directors”) to, as soon as reasonably practicable after the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, take steps reasonably necessary to call a Shareholder meeting to vote on the measures described in the following bullet point;

•
vote all of its Shares of the Common Stock entitled to vote at the meeting in favor of a reverse stock split of the Company’s Common Stock on whatever basis is determined by the Board of Directors of the Company and an increase in the Company’s authorized capital in an amount determined by the Board of Directors, to increase the authorized capital of the Company in an amount sufficient to provide for the issuance of all of the Shares of the Company’s Common Stock that is issuable upon exercise of the Warrants and conversion of the Series A Preferred Stock; and

•
cause the Sun Directors to take steps reasonably necessary to cause certain governance changes to the Company, including but not limited to (i) reducing the size of the Board of Directors of the Company to a number equal to or less than 9 directors; (ii) increasing the size of the Audit Committee to include at least three members that must all be independent (but permitting an additional member that is not independent); (iii) to require that future decisions relating to the compensation of the executive officers of the Company be recommended to the Board of Directors for determination by either a majority of the independent directors of the Company, or a compensation committee comprised solely of independent directors.

The consideration paid for Units purchased by officers and directors of the Company consisted of cash at the same purchase price ($50,000 per Unit) as was paid by Purchasers that were not affiliated with the Company. The consideration paid by Sun Solunet for 176.5 Units consisted of the exchange of $8,000,000 of the outstanding debt the Company owed to Sun Solunet under the Credit Facility at the same purchase price paid by Purchasers not affiliated with the Company, less fees paid by the Company to the placement agent.

As a result of this exchange and the payment of approximately $1 million by the Company of the outstanding debt owed to Sun Solunet under the Credit Facility, on March 2, 2006, the Company and the Fund, acknowledged and agreed to by Sun Solunet, entered into a termination letter (the “Credit Support Termination Agreement”) to the Credit Support Agreement. The Credit Support Termination Agreement includes the following provisions, among others:

•
The Company and Sun Solunet agreed to decrease the Company’s borrowing availability under the Credit Facility from $14 million to $5 million (in principal amount), to modify the Credit Facility from a revolving line of credit to a term loan that does not permit reborrowings by the Company and to extend the maturity date to a date three years from the Closing Date (March 2, 2009).

•	The parties agreed that Sun Solunet and the Fund have no additional lending obligation to the Company.

•
The parties terminated, cancelled, released and discharged the Credit Support Agreement and the obligations of all parties thereunder in their entirety effective as of the Closing Date, including the obligation of the Company to issue warrants to Sun Solunet periodically thereunder (with Sun Solunet retaining any warrants previously issued to it and all of its rights thereunder).

Management and Consulting Services

Pursuant to the “Management Services Agreement” between the Company and Sun Capital Management, an affiliate of our majority shareholder, Sun Solunet, the Company pays $75,000 quarterly for management and consulting services to Sun Capital Management. Sun Capital II, who is also an affiliate of Sun Solunet, provided a guaranty on the Company’s Harris credit facility under the Credit Support Agreement through November 23, 2005, the date on which Harris assigned the note to Sun Solunet. While the Company received material benefits from this guaranty, the Company paid no specified cash consideration for the guaranty.

As of December 31, 2005 and 2004, the Company had $-0- due to Sun Capital Management for management fees and related expenses. For the years ended December 31, 2005, 2004 and 2003, the Company paid $318,000, $323,000 and $443,000, respectively, to Sun Capital Management for management fees and related expenses.

The Management Services Agreement will remain in effect until the first date when all of the following have occurred: (a) the designees of Sun Capital Management and its affiliates no longer constitute a majority of our Board of Directors; (b) Sun Capital Management and its affiliates no longer own or control at least 30% of our outstanding Shares; and (c) Sun Capital Management and its affiliates (including Sun Capital II) no longer guarantee any portion of our debt. If the foregoing three events have not yet occurred, the Management Services Agreement will terminate on April 4, 2013.

Item 14. Principal Accountant Fees and Services

The following table shows the fees that the Company incurred for audit and other services provided by Grant Thornton for the last two fiscal years:

	2005	2004
	(In thousands)	(In thousands)
Audit Fees	$174	$160
Audit-Related Fees	39	--
Tax Fees	35	44
All Other Fees	--	--

Total	$248	$204

Audit Fees. This category includes the audit of the Company’s annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of an annual “management letter” on internal control matters. For 2005 and 2004, the amounts stated include the audit and quarterly reviews of SAN Holdings, Inc. for the years then ended.

Audit-Related Fees. This category includes audit-related work performed by the Company’s independent auditors on the Company’s EarthWhere segment’s “carve-out” financial statements for the years 2002 through 2005.

Tax Fees. This category consists of professional services rendered by the Company’s auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

Pre-Approval of Audit and Permitted Non-Audit Services. The audit committee charter requires the Company to have the audit committee approve in advance any and all audit services and all permitted non-audit services (unless de minimus) provided by the independent accountants, as well as the fees and other compensation to be paid to the independent accountants. The independent accountants submit requests to the audit committee for pre-approval of any such allowable services. In 2005 and 2004, all of the audit and permitted non-audit services rendered by the Company’s  independent accountants were approved by the audit committee.

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

SAN Holdings, Inc.
(Registrant)

Date: April 21, 2006	By: /s/ John Jenkins
John Jenkins Chief Executive Officer

Date: April 21, 2006	By: /s/ Robert C. Ogden
Robert C. Ogden Chief Financial Officer, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:              April 21, 2006                                                                         /s/ John Jenkins
                                                                                                                       John Jenkins, Chairman

Date:              April 21, 2006                                                                         /s/ Rodger R. Krouse
                                                                                                                       Rodger R. Krouse, Director

Date:              April 21, 2006                                                                          /s/   Marc J. Leder
                                                                                                                       Marc J. Leder, Director

Date:              April 21, 2006                                                                          /s/   Clarence E. Terry
                                                                                                                       Clarence E. Terry, Director

Date:
                                                                                                                       M. Steven Liff, Director

Date:              April 21, 2006                                                                          /s/ Stephen G. Marble
                                                                                                                       Stephen G. Marble, Director

Date:              April 21, 2006                                                                          /s/ T. Scott King
                                                                                                                       T. Scott King, Director

Date:              April 21, 2006                                                                          /s/  Gary F. Holloway
                                                                                                                       Gary F. Holloway, Director

Date:              April 21, 2006                                                                          /s/  C. Daryl Hollis
                                                                                                                       C. Daryl Hollis, Director

Date:              April 21, 2006                                                                          /s/  George R. Rea
                                                                                                                       George R. Rea, Director