Form 10-Q
period 2006-03-31
SAN HOLDINGS INC
filed 2006-05-15
CIK 799097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):      Large accelerated filer ☐                Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2006, 95,811,278 shares of the registrant’s common stock, no par value per share, were outstanding.

SAN Holdings, Inc.

Part I. Financial Information

Item 1. Financial Statements

SAN Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except for share data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,083	$6
Accounts receivable, net of allowance for doubtful accounts of $155 and $168, respectively	10,457	11,832
Inventories, net of valuation allowance of $29 and $29, respectively	512	176
Deferred maintenance contracts	1,970	2,060
Prepaid expenses and other current assets	670	676
Total current assets	14,692	14,750

Property and equipment, net	645	673
Capitalized software, net	1,121	872
Goodwill	22,808	22,808
Intangible assets, net	1,664	1,736
Other assets	368	378
Total long-term assets	26,606	26,467

TOTAL ASSETS	$41,298	$41,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit – Wells Fargo Bank, National Association	$5,054	$7,292
Line of credit – Sun Solunet, LLC	—	13,109
Accounts payable	9,628	8,610
Accrued expenses	2,209	2,560
Deferred revenue	3,179	2,805
Total current liabilities	20,070	34,376

Long-term debt – Sun Term Loan	5,335	—
Total liabilities	25,405	34,376
Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock; no par value; 10,000,000 shares authorized; 400 Series A, 3% cumulative convertible preferred shares designated and 236.8 shares issued and outstanding (liquidation preference of $11,015)	14,630	—
Common stock; no par value, 200,000,000 shares authorized; 95,811,278 shares issued and outstanding	32,577	32,577
Warrants and stock options	10,304	8,568
Accumulated deficit	(41,618)	(34,304)
Total stockholders’ equity	15,893	6,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,298	$41,217

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2006	2005

Revenue
Product sales and vendor supplied services	$11,158	$12,235
Consulting and engineering services	1,310	1,257
Maintenance services and maintenance contract fees	1,804	2,024
Total revenue	14,272	15,516

Cost of revenue
Product sales and vendor supplied services	8,796	9,614
Consulting and engineering services	827	746
Maintenance services and maintenance contract fees	1,142	1,399
Total cost of revenue	10,765	11,759

Gross profit	3,507	3,757

Operating expenses
Selling, engineering and general and administrative	4,358	3,561
Depreciation and amortization of intangibles	260	308
Total operating expenses	4,618	3,869

Loss from operations	(1,111)	(112)

Other income (expense)
Interest expense	(474)	(347)
Charge for warrants issued to related party for debt guaranty	—	(1,049)
Other income (expense)	(14)	(5)

Net loss	$(1,599)	$(1,513)

Deemed dividend related to beneficial conversion feature of convertible Series A Preferred Stock (Note 3)	(5,715)	—

Net loss available to common stockholders	$(7,314)	$(1,513)

Basic and diluted net loss per share	$(0.06)	$(0.01)

Weighted average shares outstanding – basic and diluted	115,878,022	103,835,445

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Series A Preferred Stock		Common Stock		Warrants and options	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balances, January 1, 2006	—	$—	95,811,278	$32,577	$8,568	$(34,304)	$6,841

Issuance of convertible Series A Preferred Stock, net of issuance costs	236.8	8,915	—	—	1,664		10,579

Beneficial conversion feature of convertible Series A Preferred Stock		5,715				(5,715)	—

Share-based compensation expense					72		72

Net loss for the period						(1,599)	(1,599)

Balances, March 31, 2006	236.8	$14,630	95,811,278	$32,577	$10,304	$(41,618)	$15,893

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,599)	$(1,513)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	318	349
Write-off of capitalized software development costs	—	26
Share-based compensation	72	—
Charge for warrants issued to related party for debt guaranty	—	1,049
Changes in operating assets and liabilities:
Accounts receivable	1,375	(1,475)
Inventories	(336)	(482)
Deferred maintenance contracts	90	218
Prepaid expenses and other current assets	6	(246)
Other assets	(23)	(4)
Accounts payable	1,018	(1,043)
Accrued expenses	(351)	(284)
Deferred revenue	374	71
Net cash provided by (used in) operating activities	944	(3,334)

Cash flows from investing activities:
Purchase of property and equipment, net	(127)	(71)
Capitalized software costs	(307)	(207)
Net cash used in investing activities	(434)	(278)

Cash flows from financing activities:
Issuance of convertible Series A Preferred Stock, net of issuance costs	2,579	—
Net borrowings (payments) on line of credit – Wells Fargo Bank, National Association	(2,238)	3,069
Net borrowings on line of credit – Sun Solunet, LLC	226	—
Net borrowings on line of credit – Harris N.A.	—	1,808
Net cash provided by financing activities	567	4,877

Net increase in cash and cash equivalents	1,077	1,265

Cash and cash equivalents at beginning of period	6	486

Cash and cash equivalents at end of period	$1,083	$1,751

Supplemental disclosure of other cash flow information:
Interest paid	$198	$290

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Sun Solunet, LLC debt to Series A Preferred Stock	$8,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements of SAN Holdings, Inc. (“SANZ,” the “Company” or “we”) and its wholly-owned subsidiary, SANZ Inc., and its wholly-owned subsidiary, Solunet Storage, Inc. (“Solunet Storage”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with US GAAP. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report on Form 10-K”).

Reclassifications

Certain reclassifications have been made to the prior periods’ balances to conform to current period presentations.

NOTE 2 – FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception, including a net loss of $15.8 million, which included a $9.2 million charge for goodwill impairment, for the year ended December 31, 2005, and a net loss of $1.6 million for the three months ended March 31, 2006. In addition, as of March 31, 2006, we have negative working capital (current liabilities in excess of current assets) of $5.4 million. Accordingly, as of March 31, 2006, the recoverability of a major portion of the recorded asset amounts, including “Goodwill,” is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

As of March 31, 2006, the Company had $1.1 million in cash and $1.5 million of undrawn availability on its borrowing facility with Wells Fargo Bank, National Association (“Wells Fargo”). This facility combined with our cash on hand is anticipated to provide continued liquidity. Our ability to borrow under the Wells Fargo facility is subject to maintaining our accounts receivable balance at current levels, as well as complying with the financial covenants we have made to the lender. If we are unable to comply with our financial covenants to Wells Fargo, the facility could cease to be available to us.

At March 31, 2006, the Company also held a $5.0 million three-year term loan (“Sun Term Loan”) with its majority shareholder, Sun Solunet, LLC (“Sun Solunet”). See further discussion of the Sun Term Loan borrowing terms in Note 6.

NOTE 3 – PRIVATE PLACEMENT

On March 2, 2006 (the “Closing Date”), the Company entered into a private placement equity transaction (the “Private Placement”), dated and effective as of February 28, 2006 with third-party investors, Company executive management (collectively, the “Purchasers”) and Sun Solunet, its majority shareholder. In consideration for approximately $2.5 million of cash, net of placement agent and legal fees of approximately $436,000, and the conversion of $8.0 million of $14.0 million in debt owed by the Company to Sun Solunet under the Sun Loan, as assignee of Harris N.A. (formerly known as Harris Trust and Savings Bank) (“Harris”), the Company issued a total of 236.8 units (“Units”), each Unit consisting of:

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
In connection with the Units issued by the Company on the Closing Date in the Private Placement, and as part of the consideration paid by the Company to the placement agent, the Company is required to issue to the placement agent a warrant to purchase approximately 500,000 shares of its common stock at an exercise price of $0.30 per share and a warrant to purchase approximately 500,000 shares of its common stock at an exercise price of $0.50 per share, in each case on substantially the same terms as the Warrants.

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

The Series A Preferred Stock carries a 3% cumulative dividend, payable in kind at the date of conversion to the Company’s common stock. At March 31, 2006, the Company had accumulated, but had not declared or paid, $29,000 related to this dividend.

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

Also as of the Closing Date, the Company paid down approximately $1.0 million of the outstanding debt owed under the Sun Loan, resulting in total outstanding debt owed by the Company under the Sun Loan of $5.0 million plus accrued interest of $296,000 from November 23, 2005, the inception of the Sun Loan. As a result thereof, on the Closing Date, the Company and Sun Capital Partners II, LP (“Sun Capital II”), an affiliate of Sun Solunet, entered into a termination letter (the “Credit Support Termination Agreement”) to the letter agreement, dated as of March 31, 2003, as amended on November 23, 2005, by and between Sun Capital II and the Company, acknowledged and agreed to by Sun Solunet (the “Credit Support Agreement”). The Credit Support Termination Agreement includes the following provisions, among others:

(a) The Company and Sun Solunet agreed to decrease the Company’s borrowing availability under the Sun Loan from $14.0 million to $5.0 million and to modify the Sun Loan from a revolving line of credit to a three-year term loan (without a demand note stipulation), which will be due in March 2009.

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

•
To vote all of its shares of the Company’s common stock, no par value, entitled to vote at the shareholder meeting in favor of a reverse stock split of the Company’s common stock on whatever basis is determined by the board of directors of the Company and an increase in the Company’s authorized capital in an amount determined by the board of directors, to increase the authorized capital of the Company in an amount sufficient to provide for the issuance of all of the shares of the Company’s common stock that is issuable upon exercise of the Warrants and conversion of the Series A Preferred Stock;

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

Preferred Stock

Each share of the Series A Preferred Stock is initially convertible into 333,333 shares of the Company’s common stock. The net proceeds of $10.6 million were allocated to the convertible Series A Preferred Stock and the Warrants based on their respective relative fair values. Based on this allocation, the Company assigned $1.7 million to the value of the Warrants at the date of grant. The fair value of the Warrants was calculated using the Black-Scholes option pricing model with the following assumptions:

	$0.30 warrants	$0.50 warrants

Expected dividend yield	0%	0%
Expected volatility	59%	59%
Expected term	2 years	3 years
Risk-free interest rate	4.72%	4.71%

We estimated volatility primarily based on 2003, 2004 and 2005 historical volatility rates. Based on a five-year contractual term, we estimated the expected term based on the trading price of our stock on the date of grant and expected investor exercise behavior. Based on the expected life of the Warrants, we used the applicable U.S. Treasury zero coupon rate for those periods as of the date of grant.

Subsequent to the relative fair value allocation to the Series A Preferred Stock and Warrants, we calculated the effective conversion price of the convertible Series A Preferred Stock, which was less than the closing price of the Company’s common stock on the Closing Date. The difference between the effective conversion price of the Series A Preferred Stock and the closing price of the Company’s common stock on this date resulted in a beneficial conversion feature in accordance with Emerging Issues Task Force (“EITF”) No. 98-5, “Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Features” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” We calculated this beneficial conversion feature at $5.7 million and recorded it as a deemed dividend to preferred stockholders.

April and May 2006 Private Placements

On April 18, 2006, the Company sold an additional 10.8 Units to third-party accredited investors for approximately $500,000, net of placement agent fees and expenses. On May 4, 2006, the Company sold 30 Units to a third-party accredited investor, for approximately $1,350,000, net of placement agent fees and expenses. In connection with the Units issued by the Company in the Private Placement on April 18, 2006 and May 4, 2006, and as part of the consideration paid by the Company to the placement agent, the Company is required to issue to the placement agent warrants to purchase approximately 340,000 shares of its common stock at an exercise price of $0.30 per share and warrants to purchase approximately 340,000 shares of the Company's common stock at an exercise price of $0.50 per share, in each case on substantially the same terms as the Warrants.  Both the April and May transactions were subject to the same registration rights and conditions as the March Private Placement as described above.

NOTE 4 – SHARE-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised) (“SFAS 123R”), “Share-Based Payment,” which provides guidance on share-based payment transactions and requires fair value accounting for all share-based compensation. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.

On January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock over the remaining award service period.

For the three months ended March 31, 2006, the Company recorded $72,000 of share-based compensation expense. During the three months ended March 31, 2006, the Company issued no new stock options; therefore, the expense recorded during the period related only to unvested stock options granted in prior years as calculated under the provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” In accordance with SFAS 123R, we accounted for these options using the fair value pricing model used at the grant date to calculate the pro-forma compensation expense required for disclosure under SFAS 123, adjusted to include a provision for estimated forfeitures. We have estimated forfeitures at 20% annually, based on historical trends related to employee turnover and the market price of the Company’s common stock. The Company considers revisions to its assumptions in estimating forfeitures on an ongoing basis. We used the Black-Scholes option pricing model, as we believe this model best reflects the Company’s historical option exercise patterns, with the following weighted average assumptions:

	Years ended December 31,
	2005	2004	2003

Expected dividend yield	0%	0%	0%
Expected volatility	64%	68%	80%
Expected term	5 years	5 years	5 years
Risk-free interest rate	4.00%	3.95%	2.00%

The weighted average fair value of options granted was $0.29, $0.36 and $0.28 per share for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock Option Plans

The Company has in effect three Stock Option Plans, a 2000 Stock Option Plan, a 2001 Stock Option Plan and a 2003 Stock Option Plan.

On March 1, 2000, shareholders of the Company approved the 2000 Stock Option Plan. The total number of shares of common stock reserved for options issuable under this plan may not exceed 1,500,000 shares. The 2001 Stock Option Plan was adopted on September 20, 2001. At March 31, 2006, the total number of shares of common stock reserved for options issuable under this plan was 5,000,000. Options granted under these plans vest generally over three to ten years. The exercise price of options granted under both plans is required to be not less than 80% of the fair market value per share on the date of option grant. With the exception of “roll-over” options that were included in the 2001 Stock Option Plan upon our acquisition of ITIS Services (i.e., options previously issued by ITIS Services that we assumed in that acquisition), all options granted to date under both plans have had an exercise price equal to, or in excess of, fair market value at the date of grant.

The 2003 Stock Option Plan was adopted on December 18, 2003. The total number of shares of common stock subject to options that may be granted under the 2003 Plan may not exceed 15,000,000 shares. Options granted to date under the 2003 Plan have had an exercise price equal to fair market value at the date of grant, and vest generally over four years.

The Company’s policy is to issue new shares upon the exercise of stock options.

The following table summarizes option activity for the three stock option plans during the three months ended March 31, 2006 (in thousands, except per share data):

	# of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	11,131	0.51
Granted	—	—
Exercised	—	—
Forfeited or expired	(465)	0.40
Outstanding at March 31, 2006	10,666	$0.52	6.8 years	$37
Exercisable at March 31, 2006	6,052	$0.60	5.7 years	$—

The total fair value of options vested during the first quarter of 2006 was $33,000.

The total compensation cost related to nonvested options not yet recognized at March 31, 2006 was $809,000 and the weighted-average period over which this expense is expected to be recognized is approximately three years.

Prior to the adoption of SFAS 123R, as permitted under SFAS 123, the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, no compensation expense was recognized in connection with the grant of stock options to employees and directors prior to the adoption of SFAS 123R on January 1, 2006, as all options granted had an exercise price equal to the market value of the underlying stock at the date of grant. Under the modified prospective method, the Company did not restate its operating results related to share-based compensation expense for the three months ended March 31, 2005, but continues to disclose the pro forma effect for that period as if the Company had applied the fair value recognition provisions of SFAS 123.

(In thousands, except for per share data)	Three Months Ended March 31, 2005

Net loss, as reported	$(1,513)

Deduct, total stock-based compensation expense determined under fair-value based method, net of related tax effects	(125)

Pro forma net loss	$(1,638)
Basic and diluted net loss per share:
As reported	$(0.01)
Pro forma	$(0.02)

NOTE 5 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. In addition to common shares outstanding, and in accordance with Statement of Financial Standards No. 128, “Earnings per Share” (“SFAS 128”), any shares issuable for little or no cash consideration are considered outstanding shares and included in the calculation of weighted average number of common shares. Accordingly, for the three months ended March 31, 2006 and 2005, the weighted average number of common shares outstanding included 20,066,744 and 10,801,763 shares, respectively, issuable under outstanding debt guaranty warrants that were immediately exercisable at $0.001 per share, and held by our majority shareholder, Sun Solunet.

Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Convertible Series A Preferred Stock, warrants and options outstanding to purchase an aggregate of 185,574,323 and 33,451,768 shares of common stock as of March 31, 2006 and 2005, respectively, have been excluded from the diluted share calculations for the three-month periods ending March 31, 2006 and 2005, respectively, as they were antidilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.

NOTE 6 – DEBT

Wells Fargo Line of Credit

As of March 31, 2006, the Company had $1.5 million of undrawn availability on its borrowing facility with Wells Fargo. In April 2006, the Company and Wells Fargo executed an amendment to the Company’s $12.0 million credit facility credit agreement. This amendment reset financial covenants for 2006 and waived a covenant violation that occurred as of March 31, 2006. Our borrowing rate on this facility at March 31, 2006 was prime plus 5.0%, or 12.75%. This rate is subject to potential decreases, as permitted by Wells Fargo, based on SANZ Inc. and its subsidiary, Solunet Storage, achieving certain financial thresholds during 2006. For the March 2006 quarter, SANZ Inc. and Solunet Storage did not achieve the minimum financial threshold and the borrowing rate on the facility remained at prime plus 5.0% for the Company’s fiscal second quarter of 2006.

Sun Solunet Credit Facility and Term Loan

At December 31, 2005, the Company had borrowed $13.1 million on its credit facility with Harris (now Sun Solunet as assignee of Harris). On February 6, 2006, the Sun Loan was amended in order to increase the borrowing availability from $13.0 million to $14.0 million. In addition to increasing the Company’s borrowing availability, this amendment changed the maturity date to December 31, 2006 and permitted accrual of interest to the principal amount of the loan until maturity.

Effective March 2, 2006, as part of the Company’s Private Placement, Sun Solunet converted $8.0 million of its loan to the Company into Units as described in Note 3, and the Company paid down $1.0 million of the Sun Loan. On April 19, 2006, the Company and Sun Solunet executed an amendment to the Sun Loan agreement, which reduced the loan balance from $13.0 million to $5.0 million and modified the loan from a revolving line of credit to a term loan maturing on March 2, 2009. The parties agreed that Sun Solunet has no additional lending obligation to the Company under the Credit Facility. Also as part of the new agreement, the Company is no longer obligated to issue Debt Guaranty warrants to Sun Solunet. This amendment formalized the agreement with respect to the Sun Loan that had been previously made in the Credit Support Termination Agreement on March 2, 2006. This loan bears interest at prime plus 1.0% (8.75% at March 31, 2006) and all interest accrues and is payable on the maturity date. See further discussion of the Sun Term Loan in Note 3.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company expects that the adoption of recent accounting pronouncements will not have a material impact on its financial results.

NOTE 8 – SEGMENT INFORMATION

Description of Segments

SANZ’ current business is comprised of two reporting segments: (1) a data storage systems integrator (“Storage Solutions”) and (2) a spatial data management software and services provider (“EarthWhere”).

A description of the types of products and services provided by each reportable segment is as follows:

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

Segment Data

The results of the reportable segments are derived directly from SANZ’ internal management reporting system. The accounting policies used to derive reportable segment results are substantially the same as those used by the consolidated Company. Management measures the performance of each segment based on several metrics, including income (loss) from operations and income (loss) from operations excluding depreciation and amortization. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the segments. A significant portion of total consolidated expenses are directly attributable to the two business segments. However, certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include management fees and certain audit, consulting, and legal costs incurred on a corporate level. There was no inter-segment revenue for all periods presented.

Selected financial information for each reportable segment was as follows for the quarters ended March 31, 2006, and 2005 (in thousands):

For the quarter ended March 31,	Storage Solutions	EarthWhere	Total
2006
Total net revenue	$13,939	$333	$14,272
Depreciation and amortization	191	69	260
Loss from operations	(26)	(886)	(912)
2005
Total net revenue	15,231	285	15,516
Depreciation and amortization	254	54	308
Income (loss) from operations	$410	$(352)	$58

The reconciliation of segment loss from operations to SANZ’ consolidated loss from operations and net loss was as follows (in thousands):

	Three months ended March 31,
	2006	2005
Net segment revenue	$14,272	$15,516
Loss from operations:
Total segment income (loss) from operations	(912)	58
Unallocated corporate costs	(199)	(170)
Loss from operations	(1,111)	(112)

Interest expense	(474)	(347)
Charge for warrants issued to related party for debt guaranty	—	(1,049)
Other income (expense)	(14)	(5)
Net loss	$(1,599)	$(1,513)

Customer Concentration

The following table shows significant customers as a percentage of accounts receivable at March 31, 2006 and 2005 and as a percentage of revenue for the three months ended March 31, 2006, and 2005, respectively. Customer A represents the aggregate of all Federal government agencies to which the Company sells directly. Both the Storage Solutions and EarthWhere segments report revenue from Customer A; all of Customer B’s and C’s revenue is reported under the Storage Solutions segment.

	Accounts receivable		Revenue
	March 31,		For the three months ended March 31,
	2006	2005	2006	2005
Customer A	11.4%	28.9%	4.8%	22.8%
Customer B	12.0	4.9	21.1	4.3
Customer C	0.0	12.9	0.0	10.4

Geographic Information

All of the Company’s assets are located in and all of the Company’s operating results are derived from operations in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In many but not all cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negative of these terms or other similar expressions.  These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future, and are based on information available to us at this time. We assume no obligation to update any of these statements and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Actual events and results could differ materially from our expectations as a result of many factors, including those identified in this Report. We urge you to review and consider those factors, and those identified from time to time in our reports and filings with the SEC, for information about risks and uncertainties that may affect our future results. All forward-looking statements we make after the date of this filing are also qualified by this cautionary statement and identified risks. Additional risk factors are discussed in the Company’s 2005 Annual Report on Form 10-K and its other reports filed with the SEC, to which reference should be made.

Overview

SANZ provides enterprise-level data storage and data management solutions to commercial and government clients. We design, deliver, service and sometimes manage data storage systems, especially those that are built using a network architecture. As an outgrowth of our understanding of data management processes and requirements, we have developed and sell a proprietary data-management software application designed specifically for managing geospatial imagery data. EarthWhere™ (“EarthWhere”) is designed to facilitate a user’s provisioning and distribution of stored geospatial data (e.g., satellite and aerial imagery, map data, etc.).

In the course of our business, we provide the following products and services, which are reported as two business segments in our financial statements included in Part I—Item 1:

•	Data storage solutions that we design and deliver as a customized project to meet a client’s specific needs, including both data storage networks and data backup/recovery systems;

•	Maintenance services on storage hardware and software;

•	Storage-related professional services;

•
A proprietary data management software product known as “EarthWhere,” which facilitates imagery data access and provisioning for geospatial digital imagery users (principally satellite and aerial imagery and map data);

•	Maintenance and customer support services on our EarthWhere software product; and

•	Geospatial imagery data management consulting services.

We report the first three products and services in our “Storage Solutions” segment and the latter three in our “EarthWhere” segment.

Results of Operations

Selected Consolidated Statements of Operations Data

The following table presents Consolidated Statements of Operations data for the three months ended March 31, 2006 and 2005 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Results of Operations for the Three Months Ended March 31, 2006
Compared to the Three Months Ended March 31, 2005

(In thousands, except for percentages)	For the three months ended March 31,				$ Change	% Change
	2006	% of rev	2005	% of rev	2005 - 2006	2005 - 2006
Revenue
Product sales and vendor supplied services	$11,158	78.2%	$12,235	78.9%	$(1,077)	(8.8)%
Consulting and engineering services	1,310	9.2	1,257	8.1	53	4.2
Maintenance services and contract fees	1,804	12.6	2,024	13.0	(220)	(10.9)
Total revenue	14,272	100.0	15,516	100.0	(1,244)	(8.0)

Gross Profit (% of respective revenue)
Product sales and vendor supplied services	2,362	21.2	2,621	21.4	(259)	(9.9)
Consulting and engineering services	483	36.9	511	40.7	(28)	(5.5)
Maintenance services and contract fees	662	36.7	625	30.9	37	5.9
Total gross profit	3,507	24.6	3,757	24.2	(250)	(6.7)

Operating expenses
Selling, engineering and
general and administrative	4,358	30.6	3,561	22.9	797	22.4
Depreciation and amortization of intangibles	260	1.8	308	2.0	(48)	(15.6)
Total operating expenses	4,618	32.4	3,869	24.9	749	19.4

Loss from operations	(1,111)	(7.8)	(112)	(0.7)	(999)	892.0

Other income (expense)
Interest expense	(474)	(3.3)	(347)	(2.3)	(127)	36.6
Charge for warrants issued to
related party for debt guaranty	—	—	(1,049)	(6.8)	1,049	100.0
Other income (expense)	(14)	(0.1)	(5)	(0.0)	(9)	180.0

Net loss	$(1,599)	(11.2)	$(1,513)	(9.8)	$(86)	5.7

Deemed dividend related to beneficial
conversion feature of convertible Series A
Preferred Stock	(5,715)	(40.0)	—	—	(5,715)	(100.0)

Net loss available to common stockholders	$(7,314)	(51.2)%	$(1,513)	(9.8)%	$(5,801)	383.4%

Revenue. Revenue for the first quarter of 2006 decreased from the comparable 2005 quarter, primarily related to a decrease in sales of hardware and software. The quarter over quarter decrease in hardware/software sales primarily reflects the timing of several large customer orders which were delayed into the second quarter of 2006. It is important to note that a significant percentage of our revenue continues to be project-based, and as such quarterly results may vary significantly.

Revenue from professional services increased by 4% from the first quarter of 2005 to the first quarter of 2006, and as a percentage of total revenue, also increased from 8.1% to 9.2% quarter over quarter.

Revenue from maintenance services and maintenance contract fees (“first call” maintenance services and the resale of vendor maintenance contracts) decreased by 10% from the first quarter of 2005 to the first quarter of 2006, primarily attributable to product mix.

Gross Profit and Margin. Gross profit for the quarter ended March 31, 2006 decreased approximately 7% compared to the same period of the prior year. The $250,000 quarter-on-quarter decrease in gross profit was attributable to an unfavorable variance of $300,000 due to lower revenue, partially offset by a $50,000 favorable variance due to higher gross margin percentage (“gross margin”) in 2006. Total Company gross margin increased from 24.2% in the March 2005 quarter to 24.6% in the March 2006 quarter, and was primarily a result of higher gross margins on maintenance revenue. Gross margins on consulting and engineering services were lower in 2006, primarily due to the utilization of outside contractors on a significant Federal government storage solutions project. Gross margins on maintenance revenue increased in the first quarter of 2006 compared to the first quarter of 2005 in part due to a higher percentage of sales of vendor maintenance contracts, which are reported on a net revenue basis. As stated above, we continue to be a project-based business, and as a result, gross margins fluctuate from project to project, and, depending on mix, may fluctuate from quarter to quarter.

Operating Expenses.Operating expenses comprise selling, marketing, engineering, and general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. For the three months ended March 31, 2006, SG&A expenses increased approximately 19% as compared to the same period of the prior year. This increase from 2005 is primarily the result of significant investment in expanding our EarthWhere segment, for which operating expenses, including an allocation for general and administrative expenses, increased from $480,000 in the first quarter of 2005 to $988,000 in the first quarter of 2006. Higher sales and engineering personnel costs, primarily due to an increase in the number of employees in the consulting and engineering group in our Federal government storage solutions business, also contributed to higher SG&A expenses from the first quarter of 2005 to the same period in 2006. Our average headcount for the March 2006 quarter was 128, of which 28 were in our EarthWhere segment and 82 were in our Storage Solutions segment. This compares to an average headcount for the March 2005 quarter of 106, of which 16 were in our EarthWhere segment and 69 were in our Storage Solutions segment.

Share-Based Compensation Expense. On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised) (“SFAS 123R”), “Share-Based Payment,” using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock over the remaining award service period.

For the three months ended March 31, 2006, we recorded share-based compensation expense of $72,000, which is included in SG&A expense. During the three months ended March 31, 2006, the Company issued no new stock options; therefore, the expense recorded during the period related only to unvested stock options granted in prior years as calculated under the provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” In accordance with SFAS 123R, we accounted for these options using the fair value pricing model used at the grant date to calculate the pro-forma compensation expense required for disclosure under SFAS 123, adjusted to include a provision for estimated forfeitures. We have estimated forfeitures at 20% annually, based on historical trends related to employee turnover and the market price of the Company’s common stock. The Company considers revisions to its assumptions in estimating forfeitures on an ongoing basis. We used the Black-Scholes option pricing model, as we believe this model best reflects the Company’s historical option exercise patterns, with weighted average assumptions as disclosed in Note 4 of the consolidated financial statements included with this report.

As we are applying the modified prospective method of adoption, there was no share-based compensation expense recorded in the same period of 2005. As disclosed in Note 4 of the consolidated financial statements included with this report, had we applied the fair-value recognition provisions of SFAS 123 in the first quarter of 2005, we would have recorded $125,000 of share-based compensation expense in that period. The total compensation cost related to nonvested options not yet recognized at March 31, 2006 was $809,000 and the weighted-average period over which this expense is expected to be recognized is approximately three years. The total fair value of options vested during the first quarter of 2006 was $33,000.

Depreciation and Amortization. Depreciation and amortization of intangibles for the first quarter of 2006 decreased as compared to 2005, due in part to the completion of amortization of certain intangible assets acquired as part of the Solunet Storage acquisition in 2003, as well as the full depreciation in 2005 of certain property and equipment acquired in 2002.

Interest Expense. Interest expense for the first quarter of 2006 increased approximately 37% compared to the first quarter of 2005. The increase is due to higher average borrowings in 2006 as well as to higher interest rates, which increased on average by nearly 200 basis points in the first quarter of 2006 compared to the first quarter of 2005. Average debt outstanding for the first quarter of 2006 was $17.0 million as compared to $16.5 million for the first quarter of 2005.

Deemed Dividend Related to Beneficial Conversion Feature of Convertible Series A Preferred Stock. As part of the March Private Placement (as defined under the “Liquidity and Capital Resources” section of this Item), we issued convertible Series A Preferred Stock, which contained a beneficial conversion feature, based on the difference between the closing price of the Company’s common stock and the effective conversion price of the convertible Series A Preferred Stock on the initial closing date of the transaction. The beneficial conversion feature was measured at $5.7 million and recorded as a deemed dividend to preferred stockholders. The deemed dividend is included in the net loss available to common stockholders and the basic and diluted net loss per share calculation in the first quarter of 2006. See further discussion of the Private Placement in Note 3 to the consolidated financial statements included in this report.

Segment Information

The Company currently operates and reports in two business segments—Storage Solutions and EarthWhere. A detailed description of the products and services, as well as financial data, for each segment can be found in Note 8 to the consolidated financial statements included in this report. Based on the way in which management reviews and evaluates segment performance, the segment operating results shown below do not include non-allocated corporate expenses, interest expense, charges for debt guaranty warrants and other income and expense. Such items are only considered when evaluating the results of the consolidated Company. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Storage Solutions

	For the three months ended March 31,
(in thousands)	2006	2005
Net revenue
Product sales and vendor supplied services	$11,032	$12,070
Consulting and engineering services	1,161	1,151
Maintenance services and contract fees	1,746	2,010
Total net revenue	13,939	15,231

Gross Profit	3,336	3,575
Income (loss) from operations	$(26)	$410

EarthWhere

	For the three months ended March 31,
(in thousands)	2006	2005
Net revenue
EarthWhere licenses and services	$276	$235
Other hardware and software	57	50
Total net revenue	333	285

Gross Profit	170	182
Loss from operations	$(886)	$(352)

Liquidity and Capital Resources

Liquidity

Our unaudited consolidated financial statements as presented in Part I—Item 1 of this report have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception, including a net loss of $15.8 million, which included a $9.2 million charge for goodwill impairment, for the year ended December 31, 2005, and a net loss of $1.6 million for the three months ended March 31, 2006. In addition, as of March 31, 2006, we have negative working capital (current liabilities in excess of current assets) of $5.4 million. Accordingly, as of March 31, 2006, the recoverability of a major portion of the recorded asset amounts, including “Goodwill,” is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

As of March 31, 2006, the Company had $1.1 million in cash and $1.5 million of undrawn availability on its borrowing facility with Wells Fargo Bank, National Association (“Wells Fargo”). Our ability to borrow under the Wells Fargo facility is subject to maintaining our accounts receivable balance at current levels, as well as complying with the financial covenants we have made to the lender. If we are unable to comply with our financial covenants to Wells Fargo, the facility could cease to be available to us.

At March 31, 2006, the Company also held the Sun Term Loan with its majority shareholder, Sun Solunet, LLC (“Sun Solunet”). See further discussion of the Sun Term Loan borrowing terms in Note 6 to the consolidated financial statements included in this report.

On March 2, 2006, we entered into a private placement transaction exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4 (2) and Regulation D promulgated thereunder (the “Private Placement”) with third-party investors, Company executive management and Sun Solunet. We raised approximately $2.5 million in cash, and Sun Solunet converted $8.0 million of the Sun Loan (as defined below) to equity. We repaid $1.0 million of the outstanding Sun Loan to Sun Solunet, and the remaining $5.0 million of outstanding debt on the Sun Loan was converted to the Sun Term Loan, bearing interest at prime plus 1.0%. We expect to use the net cash proceeds of approximately $2.5 million from the Private Placement for general working capital needs.

On April 18, 2006 and on May 4, 2006, the Company raised an additional $500,000 and $1,350,000, respectively, net of placement agent fees and expenses, in a second and third round of the Private Placement. See further discussion of the Private Placement in Note 3 to the consolidated financial statements included in this report.

We continue to attempt to improve our liquidity through improving our operating results and exploring debt and equity capital opportunities. Key operating performance improvement levers continue to be: sustaining or moderately increasing existing revenue levels, achieving higher revenue gross margins from increased services revenue and EarthWhere software license sales, and maintaining operating expenses as a percentage of gross profit at the same or lower percentage. We also continue to invest in our EarthWhere business, in particular in the product development and sales and distribution areas. At the current revenue levels for EarthWhere, such investment requires significant cash. Increased revenue from EarthWhere software sales would substantially improve operating cash flow. By continuing to generate positive operating cash flow from our Storage Solutions business, and assuming continuation of our current credit facility with Wells Fargo, our cash on hand, current business trends and supplier relations, we believe that we have adequate resources to provide sufficient liquidity to fund our operations. However, we may need either to undertake further cost-cutting measures (which could entail curtailing certain operations), or to raise additional debt or equity capital, or both. If we do seek to raise debt or equity capital, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid further cost-cutting. If additional equity capital is raised, the issuance of those shares would also be dilutive to the ownership interests of all other stockholders.

Wells Fargo Line of Credit

As of March 31, 2006, the Company had $1.5 million of undrawn availability on its borrowing facility with Wells Fargo. In April 2006, the Company and Wells Fargo executed an amendment to the Company’s $12.0 million credit facility credit agreement. This amendment reset financial covenants for 2006 and waived a covenant violation that occurred as of March 31, 2006. Our borrowing rate on this facility at March 31, 2006 was prime plus 5.0%, or 12.75%. This rate is subject to potential decreases, as permitted by Wells Fargo, based on SANZ Inc. and its subsidiary, Solunet Storage, achieving certain financial thresholds during 2006. For the March 2006 quarter, SANZ Inc. and Solunet Storage did not achieve the minimum financial threshold and the borrowing rate on the facility remained at prime plus 5.0% for the Company’s fiscal second quarter of 2006.

Sun Solunet Credit Facility and Term Loan

At December 31, 2005, the Company had borrowed $13.1 million on its credit facility with Harris (now Sun Solunet as assignee of Harris) (the “Sun Loan”). On February 6, 2006, the Sun Loan was amended in order to increase the borrowing availability from $13.0 million to $14.0 million. In addition to increasing the Company’s borrowing availability, this amendment changed the maturity date to December 31, 2006 and permitted accrual of interest to the principal amount of the loan until maturity.

Effective March 2, 2006, as part of the Company’s Private Placement, Sun Solunet converted $8.0 million of its loan to the Company into Units as described in Note 3 to the consolidated financial statements included in this report, and the Company paid down $1.0 million of the Sun Loan. On April 19, 2006, the Company and Sun Solunet executed an amendment to the Sun Loan agreement, which reduced the loan balance from $13.0 million to $5.0 million and modified the loan from a revolving line of credit to a term loan maturing on March 2, 2009. This amendment formalized the agreement with respect to the Sun Loan that had been previously made in the Credit Support Termination Agreement on March 2, 2006. The parties agreed that Sun Solunet has no additional lending obligation to the Company under the Credit Facility. Also as part of the new agreement, the Company is no longer obligated to issue Debt Guaranty warrants to Sun Solunet related to the Sun Loan. This loan bears interest at prime plus 1.0% and all interest accrues and is payable on the maturity date.

Cash and Cash Flows

Our cash and cash equivalents increased from $6,000 at December 31, 2005 to $1.1 million at March 31, 2006. For the three months ended March 31, 2006, net cash provided by operating activities was $944,000, compared to $3.3 million used in operating activities in the same period of 2005. Significant sources of cash from operations for the three months ended March 31, 2006 were: (1) a decrease in our accounts receivable of $1.4 million, due primarily to increased collections of past-due accounts; and (2) an increase in accounts payable of $1.0 million, due to the timing of vendor payments. Our significant use of cash from operations was the net loss incurred for the period of $1.6 million, less $318,000 in depreciation and amortization and less a $72,000 non-cash expense for share-based compensation.

Cash used in investing activities for the first three months of 2006 was comprised of purchases of equipment of $127,000 and capitalized software costs of $307,000.

Cash provided by financing activities for the first three months of 2006 consisted of net cash proceeds of $2.6 million from the March 2006 Private Placement and net payments of $2.2 million on our Wells Fargo line of credit as a result of a lower accounts receivable borrowing base at March 31, 2006 as compared to December 31, 2005.

Capital Resources

We anticipate our capital expenditures for property and equipment for the remainder of 2006 to be in the range of $75,000 to $100,000 per quarter ($300,000 to $400,000 annually). In addition, we will continue to capitalize the development of our EarthWhere software products, which we anticipate will be approximately $750,000 for the remainder of 2006. We expect to fund these capital expenditures from cash from operations and existing cash on hand.

Contractual Obligations

In February 2006, we executed a lease on additional office space in Englewood, Colorado. The new lease is for three years, beginning February 15, 2006 through February 14, 2009, and the monthly rent of approximately $7,000 represents a total commitment over the three years of approximately $250,000.

In the first quarter of 2006, we executed an expansion lease for additional office space in our existing Vienna, Virginia office, to expand our Federal sales efforts. Occupancy will occur upon completion of tenant improvements, scheduled for the second quarter of 2006. This expansion lease is for three years, beginning in second quarter 2006 and ending in second quarter 2009. Monthly rent of approximately $4,400 represents a total commitment over the three years of approximately $160,000.

Other than these two additions, there were no other material changes in our contractual obligations, excluding bank debt obligations, during the first quarter of 2006.

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP. The accounting policies most fundamental to understanding our financial statements are those relating to recognition of revenue, to our use of estimates, to the capitalization of software development costs and those relating to the impairment testing of goodwill and intangible assets. We have not adopted any material changes to our critical accounting policies from those discussed under this heading in our 2005 Annual Report on Form 10-K.

Recent Accounting Pronouncements

The Company expects that the adoption of recent accounting pronouncements will not have a material impact on its financial results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on our outstanding bank debt. At March 31, 2006, we had $10.4 million in variable, prime rate based bank debt. At March 31, 2006, our Sun Term Loan of $5.3 million bore interest at the rate of prime plus 1.0% (or 8.75%) and our Wells Fargo line of credit of $5.1 million bore interest at the rate of prime plus 5.0% (or 12.75%). At March 31, 2006, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $104,000 on an annualized basis, assuming estimated borrowing amounts of $5.3 million for the Sun Term Loan and $5.1 million for Wells Fargo. Currently, we do not utilize interest rate swaps or other types of financial derivative instruments.

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

Part II. Other Information

Item 1.      Legal Proceedings

None.

Item 1A.    Risk Factors

None.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

None.

Item 6.      Exhibits

Exhibits. The following exhibits are filed with this Form 10-Q:

10.01
Eleventh Amendment to Credit and Security Agreement and Waiver of Defaults, dated as of April 17, 2006, by and among SANZ Inc., Solunet Storage, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.

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

SAN Holdings, Inc. (Registrant)

Date: May 15, 2006	By:	/s/ John Jenkins
John Jenkins, Chief Executive Officer

Date: May 15, 2006	By:	/s/ Robert C. Ogden
Robert C. Ogden, Chief Financial Officer
(Principal Financial and Accounting Officer)