Form 10-Q/A
period 2006-03-31
SAN HOLDINGS INC
filed 2006-08-25
CIK 799097

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

SAN HOLDINGS, INC.
EXPLANATORY NOTE

This Amendment No. 1 on Form 10−Q/A (the “Form 10−Q/A”) to the Quarterly Report on Form 10−Q for SAN Holdings, Inc. (the “Company”) for the period ended March 31, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2006 (the “Original Filing”), is being filed to report restated calculations and the classification of amounts assigned to the Company’s series A convertible preferred stock (“Series A Preferred Stock”) and warrants to purchase shares of the Company’s common stock (“Warrants”), issued in the March 2006 closing of its private placement transaction (the “March Closing”).

The issue of the Company’s accounting for the March Closing arose in connection with comments received from the staff of the SEC in its review of the Company’s periodic SEC filings. In connection with the preparation of its response to the SEC comments, the Company reviewed its original accounting for the Series A Preferred Stock and Warrants issued in the March Closing. Management reviewed the Company’s accounting for convertible preferred stock and derivative financial instruments and, because of the complexity of the accounting issues involved, consulted with outside resources. Upon completion of such evaluation and review, management determined that the Series A Preferred Stock should be classified as temporary equity and that the Warrants should be accounted for as a derivative financial instrument and classified as a liability. Further, management concluded that the contractual term instead of the expected term of the Warrants should be used in the Black-Scholes estimated fair value calculation for the Warrants. The resultant change in the estimated fair value of the Warrants and their classification as a liability also changed the value ascribed to the Series A Preferred Stock and the amount of the deemed dividend related to the beneficial conversion feature of the Series A Preferred Stock.

As a result, as previously disclosed in filings made with the SEC, on June 20, 2006, the Audit Committee in consultation with management concluded that the Company’s interim financial statements as of and for the quarter ended March 31, 2006 should not be relied upon. For a more detailed description of the effects of the restatement, see Note 1A in Part I—Item 1 of this report.

For the convenience of the reader, this Form 10−Q/A sets forth the Original Filing in its entirety. However, this Form 10−Q/A only amends and restates Part I—Item 1, Item 2 and Item 4 and Part II—Item 1A of the Original Filing, in each case, solely as a result of, and to reflect, the restatement and comments of the SEC, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes−Oxley Act of 2002, and are attached as Exhibits 31.01, 31.02, 32.01 and 32.02 to this report.

Except for the foregoing amended information, this Form 10−Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events will be addressed in any reports filed with the SEC subsequent to the date of this filing.

SAN Holdings, Inc.

TABLE OF CONTENTS

Part I: FINANCIAL INFORMATION

Part II: OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors, as restated	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

Signatures	31

Part I. Financial Information

Item 1. Financial Statements

SAN Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except for share data)

	March 31,	December 31,
	2006	2005
	As restated
ASSETS

Current assets:
Cash and cash equivalents	$1,083	$6
Accounts receivable, net of allowance for doubtful accounts of $155 and $168, respectively	10,457	11,832
Inventories, net of valuation allowance of $29 and $29, respectively	512	176
Deferred maintenance contracts	1,970	2,060
Prepaid expenses and other current assets	670	676
Total current assets	14,692	14,750

Property and equipment, net	645	673
Capitalized software, net	1,121	872
Goodwill	22,808	22,808
Intangible assets, net	1,664	1,736
Other assets	368	378
Total long-term assets	26,606	26,467

TOTAL ASSETS	$41,298	$41,217

SAN Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except for share data)

	March 31,	December 31,
	2006	2005
	As restated
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Line of credit - Wells Fargo Bank, National Association	$5,054	$7,292
Line of credit - Sun Solunet, LLC - related party	—	13,109
Accounts payable	9,628	8,610
Accrued expenses	2,209	2,560
Deferred revenue	3,179	2,805
Total current liabilities	20,070	34,376

Long-term debt - Sun Solunet, LLC - related party	5,335	—
Derivative financial instruments, at estimated fair value (Note 3):
Warrants issued to Sun Solunet, LLC and management - related parties	7,442	—
Warrants issued to outside investors	2,616	—
Total liabilities	35,463	34,376

Commitments and contingencies (Note 6)

Temporary equity
Series A, 3% cumulative convertible preferred stock, 400 shares designated and 236.8 and -0- shares issued and outstanding, respectively, (liquidation preference of $11,015) (Note 3)	9,078	—

Stockholders’ equity (deficit)
Preferred stock; no par value; 10,000,000 shares authorized; 400 shares designated	—	—
Common stock; no par value, 200,000,000 shares authorized; 95,811,278 shares issued and outstanding	32,577	32,577
Warrants and stock options	8,640	8,568
Accumulated deficit	(44,460)	(34,304)
Total stockholders’ equity (deficit)	(3,243)	6,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$41,298	$41,217

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2006	2005
	As restated
Revenue
Product sales and vendor supplied services	$11,158	$12,235
Consulting and engineering services	1,310	1,257
Maintenance services and maintenance contract fees	1,804	2,024
Total revenue	14,272	15,516

Cost of revenue
Product sales and vendor supplied services	8,796	9,614
Consulting and engineering services	827	746
Maintenance services and maintenance contract fees	1,142	1,399
Total cost of revenue	10,765	11,759

Gross profit	3,507	3,757

Operating expenses
Selling, engineering and general and administrative	4,358	3,561
Depreciation and amortization of intangibles	260	308
Total operating expenses	4,618	3,869

Loss from operations	(1,111)	(112)

Other income (expense)
Interest expense
Sun Solunet, LLC - related party	(263)	(38)
Bank	(211)	(309)
Total interest expense	(474)	(347)

Charge for warrants issued to related party for debt guaranty	—	(1,049)
Charge for change in estimated fair value of derivative financial instruments - Warrants - related parties (Note 3)	(2,977)	—
Charge for change in estimated fair value of derivative financial instruments - Warrants - outside investors (Note 3)	(1,041)	—
Other income (expense)	(14)	(5)

Net loss	$(5,617)	$(1,513)

Deemed dividend related to beneficial conversion feature of convertible Series A Preferred Stock (Note 3)	(4,539)	—

Net loss available to common stockholders	$(10,156)	$(1,513)

Basic and diluted net loss per share	$(0.09)	$(0.01)

Weighted average shares outstanding - basic and diluted	115,878,022	103,835,445

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands, except share data)

	Common Stock		Warrants and options	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
			As restated	As restated	As restated

Balances, January 1, 2006	95,811,278	$32,577	$8,568	$(34,304)	$6,841

Beneficial conversion feature of convertible Series A Preferred Stock (as restated)				(4,539)	(4,539)

Share-based compensation expense			72		72

Net loss for the period				(5,617)	(5,617)

Balances, March 31, 2006 (as restated)	95,811,278	$32,577	$8,640	$(44,460)	$(3,243)

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended March 31,
	2006	2005
	As restated
Cash flows from operating activities:
Net loss	$(5,617)	$(1,513)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	318	349
Write-off of capitalized software development costs	—	26
Share-based compensation	72	—
Charge for warrants issued to related party for debt guaranty	—	1,049
Charge for change in estimated fair value of derivative financial instruments - Warrants - related parties (Note 3)	2,977	—
Charge for change in estimated fair value of derivative financial instruments - Warrants - outside investors (Note 3)	1,041	—
Changes in operating assets and liabilities:
Accounts receivable	1,375	(1,475)
Inventories	(336)	(482)
Deferred maintenance contracts	90	218
Prepaid expenses and other current assets	6	(246)
Other assets	(23)	(4)
Accounts payable	1,018	(1,043)
Accrued expenses	(351)	(284)
Deferred revenue	374	71
Net cash provided by (used in) operating activities	944	(3,334)

Cash flows from investing activities:
Purchase of property and equipment, net	(127)	(71)
Capitalized software costs	(307)	(207)
Net cash used in investing activities	(434)	(278)

Cash flows from financing activities:
Issuance of convertible Series A Preferred Stock, net of issuance costs	2,579	—
Net borrowings (payments) on line of credit - Wells Fargo Bank, National Association	(2,238)	3,069
Net borrowings on line of credit - Sun Solunet, LLC - related party	226	—
Net borrowings on line of credit - Harris N.A.	—	1,808
Net cash provided by financing activities	567	4,877

Net increase in cash and cash equivalents	1,077	1,265
Cash and cash equivalents at beginning of period	6	486
Cash and cash equivalents at end of period	$1,083	$1,751

Supplemental disclosure of other cash flow information:
Interest paid	$198	$290

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Sun Solunet, LLC debt to convertible Series A Preferred Stock	$8,000	$—
Allocation of proceeds from Series A Preferred Stock to Warrants issued to:
- Sun Solunet, LLC and management - related parties	4,465	—
- outside investors	1,575	—

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of SAN Holdings, Inc. (“SANZ,” the “Company” or “we”) and its wholly-owned subsidiary, SANZ Inc., and its wholly-owned subsidiary, Solunet Storage, Inc. (“Solunet Storage”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with US GAAP. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended (the “2005 Annual Report on Form 10-K”).

Reclassifications

Certain reclassifications have been made to the prior periods’ balances to conform to current period presentations.

NOTE 1A - RESTATEMENT OF FINANCIAL STATEMENTS

We have restated our consolidated financial statements as of and for the three months ended March 31, 2006 related to the Company’s accounting for the first closing of its private placement transaction (“Private Placement”) that closed in March 2006 (“March Closing”). As previously disclosed in our Current Report on Form 8-K filed on June 23, 2006, the adjustments involve the calculation and classification of amounts assigned to the Company’s series A convertible preferred stock (“Series A Preferred Stock”) and stock purchase warrants (“Warrants”) issued in the March Closing. The issue of the Company’s accounting for this transaction arose in connection with comments received from the staff of the SEC in its review of the Company’s periodic SEC filings. In connection with the preparation of its response to the SEC comments, management reviewed the Company’s original accounting for the Series A Preferred Stock and Warrants issued in the March Closing and, because of the complexity of the accounting issues involved, consulted with outside resources. Upon completion of such evaluation and review, management determined that the Series A Preferred Stock issued should be classified as temporary equity and that the Warrants issued should be accounted for as a derivative financial instrument and classified as a liability. Further, management concluded that the contractual term instead of the expected term of the Warrants should be used in the Black-Scholes estimated fair value calculation for the Warrants. The resultant change in the estimated fair value of the Warrants and their classification as a liability also changed the value ascribed to the Series A Preferred Stock and the amount of the deemed dividend related to the beneficial conversion feature of the Series A Preferred Stock. The detailed accounting for these securities and resultant adjustments to previously reported balances are more fully described in Note 3 to this report.

The primary impact of the restatement on the unaudited consolidated balance sheet at March 31, 2006 was to classify the Series A Preferred Stock as temporary equity, to revalue the Warrants and the Series A Preferred Stock issued in the March Closing, and to classify the Warrants as a liability, subject to adjustment to their estimated fair value at the end of each reporting period. For the quarter ended March 31, 2006, there was no effect on loss from operations; however, as a result of the change to the estimated fair value of the Warrants as of March 31, 2006, the net loss for the quarter ended March 31, 2006 increased by $4.0 million to $5.6 million. Due to this adjustment and the revision of the deemed dividend related to the beneficial conversion feature of the Series A Preferred Stock, the net loss available to common shareholders increased by $2.8 million and the net loss per share increased by $0.03. The impact of the restatement on the unaudited consolidated financial statements as of and for the three months ended March 31, 2006 is shown in the following (unaudited) tables:

Balance Sheet Data
(in thousands)	As reported	Adjustment	As restated
March 31, 2006
Liabilities:
Warrants issued to Sun Solunet, LLC and management - related parties	$—	$7,442	$7,442
Warrants issued to outside investors	—	2,616	2,616
Total liabilities	25,405	10,058	35,463

Temporary equity
Series A Preferred Stock	—	9,078	9,078

Stockholders’ equity (deficit):
Series A Preferred Stock	14,630	(14,630)	—
Warrants and stock options	10,304	(1,664)	8,640
Accumulated deficit	(41,618)	(2,842)	(44,460)
Total stockholders’ equity (deficit)	$15,893	$(19,136)	$(3,243)

Statement of Operations Data
(in thousands, except per share data)	As reported	Adjustment	As restated
For the three months ended March 31, 2006
Charge for change in estimated fair value of derivative financial instruments—Warrants—related parties (Note 3)	$—	$(2,977)	$(2,977)
Charge for change in estimated fair value of derivative financial instruments—Warrants—outside investors (Note 3)	—	(1,041)	(1,041)
Net loss	(1,599)	(4,018)	(5,617)
Deemed dividend related to beneficial conversion feature of Series A Preferred Stock (Note 3)	(5,715)	1,176	(4,539)
Net loss available to common stockholders	(7,314)	(2,842)	(10,156)
Basic and diluted net loss per share	$(0.06)	$(0.03)	$(0.09)

Statement of Stockholders’ Equity (Deficit) Data
(in thousands)	As reported	Adjustment	As restated
March 31, 2006
Issuance of Series A Preferred Stock, net of issuance costs - Preferred stock	$8,915	$(8,915)	$—
Beneficial conversion feature of Series A Preferred Stock - Preferred Stock	5,715	(5,715)	—
Issuance of Series A Preferred Stock, net of issuance costs - Warrants	1,664	(1,664)	—
Beneficial conversion feature of Series A Preferred Stock - Accumulated deficit	(5,715)	1,176	(4,539)
Net loss for the period	(1,599)	(4,018)	(5,617)
Total Warrants and options	10,304	(1,664)	8,640
Total stockholders’ equity (deficit)	$15,893	$(19,136)	$(3,243)

Statement of Cash Flows Data
(in thousands)	As reported	Adjustment	As restated
March 31, 2006
Net loss	$(1,599)	$(4,018)	$(5,617)
Charge for change in estimated fair value of derivative financial instruments—Warrants—related parties (Note 3)	—	2,977	2,977
Charge for change in estimated fair value of derivative financial instruments—Warrants—outside investors (Note 3)	—	1,041	1,041
Supplemental disclosure of non-cash investing and financing activities:
Issuance of Warrants to Sun Solunet, LLC and management - related parties	—	4,465	4,465
Issuance of Warrants to outside investors	$—	$1,575	$1,575

Significant Accounting Policies

The Company prepares its financial statements in accordance with US GAAP. The accounting policies most fundamental to understanding our financial statements are those relating to recognition of revenue, to the Company’s use of estimates, to the capitalization of software development costs and those relating to the impairment testing of goodwill and intangible assets. We describe these significant accounting policies in Note 4 to our 2005 Annual Report on Form 10-K.

As a result of the March Closing of the Private Placement, the Company has determined that the accounting for and valuation of financial instruments, including preferred stock, warrants, derivative financial instruments and other potential derivatives, which relate to the issuance of the Series A Preferred Stock and the Warrants in the March Closing, should be included in the Company’s critical accounting policies. As further described in Note 3, the Company evaluates its equity instruments as potential derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19,” EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and the SEC Staff comments in its “Current Accounting and Disclosure Issues,” dated December 1, 2005.

NOTE 2 - FINANCIAL CONDITION (as restated)

The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception, including a net loss of $15.8 million, which included a $9.2 million charge for goodwill impairment, for the year ended December 31, 2005, and a net loss of $5.6 million for the three months ended March 31, 2006, which included a $4.0 million charge for the change in estimated fair value of derivative financial instruments (the Warrants issued in the March Closing). In addition, as of March 31, 2006, we have negative working capital (current liabilities in excess of current assets) of $5.4 million. Accordingly, as of March 31, 2006, the recoverability of a major portion of the recorded asset amounts, including “Goodwill,” is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

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

NOTE 3 - PRIVATE PLACEMENT (as restated)

On March 2, 2006 (the “Closing Date”), the Company completed the March Closing of the Private Placement, dated and effective as of February 28, 2006 with third-party investors, Company executive management (collectively, the “Purchasers”) and Sun Solunet, its majority shareholder. In consideration for net proceeds of approximately $10.5 million, comprised of $2.5 million of cash, net of placement agent and legal fees of approximately $436,000, and the conversion of $8.0 million of $14.0 million in debt owed by the Company under its credit facility with Sun Solunet (the “Sun Loan”), as assignee of Harris N.A. (formerly known as Harris Trust and Savings Bank) (“Harris”), the Company issued a total of 236.8 units (“Units”), each Unit consisting of:

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

In connection with the Units issued by the Company on the Closing Date in the Private Placement, and as part of the consideration paid by the Company to the placement agent, the Company is required to issue to the placement agent a warrant to purchase approximately 1,005,000 shares of its common stock at an exercise price of $0.15 per share, on substantially the same terms as the Warrants.

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

The Series A Preferred Stock is perpetual and carries a 3% cumulative dividend, payable in shares of the Company’s common stock based on the market price of the Company’s common stock calculated as set forth in the Certificate. At March 31, 2006, the Company had accumulated, but had not declared or paid, $29,000 related to this dividend.

The Series A Preferred Stock does not contain a mandatory redemption feature, but carries registration rights that require the Company to remunerate liquidated damages (2% per month in the form of cash) to the investors in the event of failing to register the shares of common stock that the Company is required to issue upon conversion of the Series A Preferred Stock (and as dividends) within 150 days of the March Closing (with respect to the shares of Series A Preferred Stock issued on such date) and, with certain exceptions, to maintain said registration of the shares of the Company’s common stock underlying the Series A Preferred Stock for so long as the Series A Preferred Stock remains outstanding.

Because the Series A Preferred Stock does not have a mandatory redemption feature, and because there is no redemption feature that is not solely within the Company’s control, in accordance with EITF Topic D-98, we determined that the Series A Preferred Stock was more akin to equity than debt. However, based on the beneficial conversion feature, as described below, and in accordance with EITF 00-27, we determined that the Series A Preferred Stock should be classified as temporary equity because, at the time of its issuance, the Company did not have sufficient authorized shares of its common stock, and therefore the Series A Preferred Stock did not meet all of the requirements for equity classification under EITF 00-19. The Company expects to increase the authorized shares of its common stock through subsequent shareholder approval.

Beneficial Conversion Feature

Each share of the Series A Preferred Stock is initially convertible into 333,333 shares of the Company’s common stock, and the conversion ratio with respect to the securities issued in the March Closing is based on a common stock price of $0.15 per share, which was less than the closing common stock price of $0.19 per share on the date of issuance. We considered this conversion feature to be a potential “embedded” derivative and the preferred stock to be a “host contract” as defined in SFAS 133, but concluded that the economic characteristics and risks of the conversion feature are clearly and closely related to the economic characteristics and risks of the Series A Preferred Stock, and that the conversion feature should not be separated from the Series A Preferred Stock (host contract) and should not be accounted for as a derivative instrument pursuant to SFAS 133. We accounted for the conversion feature in accordance with EITF 98-5, “Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Features” and EITF 00-27. We calculated the conversion feature in the amount of approximately $10.0 million, but under EITF 00-27, this amount was limited to the net proceeds of the March Closing allocated to the Series A Preferred Stock of $4.5 million as calculated below. Accordingly, we recorded the conversion feature as a deemed dividend to preferred stockholders in the amount of $4.5 million.

Warrants

The Warrants issued in the March Closing (which include Warrants issued to Sun Solunet, LLC, outside investors, management and the placement agent) require physical settlement or net-share settlement, and also carry registration rights that require the Company to remunerate liquidated damages (in the form of cash) to the investors in the March Closing in the event of failing to register the shares of common stock that the Company is required to issue upon exercise of the Warrants within 150 days of the March Closing (with respect to the Warrants issued on such date) and, with certain exceptions, to maintain said registration of the shares of our common stock underlying the Warrants for so long as the Warrants remain outstanding.

We evaluated the Warrants as a potential derivative under the criteria in paragraph 11(a) of SFAS 133, which require that a contract (Warrants) issued by a reporting entity must be accounted for as a derivative unless it is both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position. We concluded that the Warrants were indexed to the Company’s own stock, but should not be classified in stockholders’ equity because of not complying with all of the requirements for equity classification as stipulated in EITF 00-19. Accordingly, we determined that the Warrants should be classified as a liability and accounted for as a derivative financial instrument at estimated fair value in accordance with SFAS 133.

As of the Closing Date, we recorded the Warrants issued in the March Closing at an initial fair value of approximately $6.0 million. The balance of the net proceeds of $4.5 million ($10.5 million total net proceeds raised in the March Closing less the $6.0 million fair value of the Warrants issued in the March Closing) was allocated to the Series A Preferred Stock.

The estimated fair value of the Warrants issued in the March Closing at inception (the Closing Date) and at March 31, 2006 is as follows (in thousands):

	Warrants issued to Sun Solunet, LLC and management - related parties	Warrants issued to outside investors	Total

Inception (March 2, 2006)	$4,465	$1,575	$6,040
Change in estimated fair value of Warrants	2,977	1,041	4,018
March 31, 2006	$7,442	$2,616	$10,058

The net change in estimated fair value is included as a charge in the statement of operations and totaled $4,018,000 for the three months ended March 31, 2006.

We estimated the fair value of the Warrants issued in the March Closing using the Black-Scholes option pricing model with the following assumptions:

	$0.15, $0.30 and $0.50 Warrants
	March 2, 2006	March 31, 2006

Expected dividend yield	0%	0%
Expected volatility	62%	62%
Expected term	5 years	4.91 years
Risk-free interest rate	4.66%	4.78%

We estimated volatility primarily based on historical volatility rates for the years 2001 through 2005. The Warrants have a transferability provision and based on guidance provided in the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”), for options issued with such a provision, we used the full, five-year contractual term as the expected term of the Warrants. For the risk-free interest rate, we used the five year U.S. Treasury zero coupon rate as of the measurement dates.

April and May 2006 Closings of the Private Placement

On April 18, 2006, the Company sold an additional 10.8 Units to third-party accredited investors for approximately $486,000, net of placement agent fees and expenses. On May 4, 2006, the Company sold 30 Units to a third-party accredited investor, for approximately $1,350,000, net of placement agent fees and expenses. In connection with the Units issued by the Company in the second and third closings of the Private Placement on April 18, 2006 and May 4, 2006, and as part of the consideration paid by the Company to the placement agent, the Company is required to issue to the placement agent warrants to purchase approximately 180,000 shares and 500,000 shares, respectively, of the Company’s common stock at an exercise price of $0.15 per share, in each case on substantially the same terms as the Warrants. Both the April and May transactions were subject to the same registration rights and conditions as the March Closing as described above.

NOTE 4 - SHARE-BASED COMPENSATION

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

The weighted average fair value of options granted was $0.16, $0.24 and $0.28 per share for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The following table summarizes option activity for the three stock option plans during the three months ended March 31, 2006 (in thousands, except per share data):

	# of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	11,131	$0.51
Granted	—	—
Exercised	—	—
Forfeited or expired	(465)	0.40
Outstanding at March 31, 2006	10,666	$0.52	6.8 years	$37
Exercisable at March 31, 2006	6,052	$0.60	5.7 years	$—

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

NOTE 5 - EARNINGS (LOSS) PER SHARE

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

NOTE 6 - DEBT

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

Effective March 2, 2006, as part of the March Closing of the Private Placement, Sun Solunet converted $8.0 million of its loan to the Company into Units as described in Note 3, and the Company paid down $1.0 million of the Sun Loan. On April 19, 2006, the Company and Sun Solunet executed an amendment to the Sun Loan agreement, which reduced the loan balance from $13.0 million to $5.0 million and modified the loan from a revolving line of credit to a term loan maturing on March 2, 2009. The parties agreed that Sun Solunet has no additional lending obligation to the Company under the Credit Facility. Also as part of the new agreement, the Company is no longer obligated to issue debt guaranty warrants to Sun Solunet. This amendment formalized the agreement with respect to the Sun Loan that had been previously made in the Credit Support Termination Agreement on March 2, 2006. The Sun Term Loan bears interest at prime plus 1.0% (8.75% at March 31, 2006) and all interest accrues and is payable on the maturity date. See further discussion of the Sun Term Loan in Note 3.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS (as restated)

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS 155 amends SFAS 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS 133 also clarify that interest-only and principal-only strips are not subject to the requirements of SFAS 133, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends Statement of Financial Accounting Standards No. 140, “Accounting for the Impairment or Disposal of Long-lived Assets,” to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed.

The Company believes that the adoption of this and other recent accounting pronouncements will not have a material impact on its financial results.

NOTE 8 - SEGMENT INFORMATION (as restated)

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

Selected financial information for each reportable segment was as follows for the quarters ended March 31, 2006, and 2005 (in thousands):

For the quarter ended March 31,	Storage Solutions	EarthWhere	Total
2006
Total net revenue	$13,939	$333	$14,272
Depreciation and amortization	191	69	260
Segment loss from operations	(26)	(886)	(912)

2005
Total net revenue	15,231	285	15,516
Depreciation and amortization	254	54	308
Segment income (loss) from operations	$410	$(352)	$58

The reconciliation of segment loss from operations to SANZ’ consolidated loss from operations and net loss was as follows (in thousands):

	Three months ended March 31,
	2006	2005
	As restated
Net segment revenue	$14,272	$15,516
Loss from operations:
Total segment income (loss) from operations	(912)	58
Unallocated corporate costs	(199)	(170)
Loss from operations	(1,111)	(112)

Interest expense	(474)	(347)
Charge for warrants issued to related party for debt guaranty	—	(1,049)
Charge for change in estimated fair value of derivative financial instruments - Warrants (Note 3)	(4,018)	—
Other income (expense)	(14)	(5)
Net loss	$(5,617)	$(1,513)

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

	Accounts receivable		Revenue
			For the three months ended
	March 31,		March 31,
	2006	2005	2006	2005

Customer A	11.4%	28.9%	4.8%	22.8%
Customer B	12.0	4.9	21.1	4.3
Customer C	0.0	12.9	0.0	10.4

Geographic Information

All of the Company’s assets are located in and all of the Company’s operating results are derived from operations in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

We have restated our consolidated financial statements as of and for the three months ended March 31, 2006 related to the Company’s accounting for the first closing of its private placement transaction (“Private Placement”) that closed in March 2006 (“March Closing”). As previously disclosed in our Current Report on Form 8-K filed on June 23, 2006, the adjustments involve the calculation and classification of amounts assigned to the Company’s series A convertible preferred stock (“Series A Preferred Stock”) and stock purchase warrants (“Warrants”) issued in the March Closing. The detailed accounting for these securities and resultant adjustments to previously reported balances are more fully described in Note 3 to the unaudited consolidated financial statements included in this report.

The primary impact of the restatement on the unaudited consolidated balance sheet at March 31, 2006 was to classify the Series A Preferred Stock as temporary equity, to revalue the Warrants and the Series A Preferred Stock issued in the March closing, and to classify the Warrants as a liability, subject to adjustment to their estimated fair value at the end of each reporting period. For the quarter ended March 31, 2006, there was no effect on loss from operations; however, as a result of the change to the estimated fair value of the Warrants as of March 31, 2006, the net loss for the quarter ended March 31, 2006 increased by $4.0 million to $5.6 million. Due to this adjustment and the revision of the deemed dividend related to the beneficial conversion feature of the Series A Preferred Stock, the net loss available to common shareholders increased by $2.8 million and the net loss per share increased by $0.03. The impact of the restatement on the unaudited consolidated financial statements as of and for the three months ended March 31, 2006 is shown in the tables included in Note 1A to the unaudited consolidated financial statements included in this report.

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

Results of Operations for the Three Months Ended March 31, 2006
Compared to the Three Months Ended March 31, 2005

(In thousands, except for percentages)	For the three months ended March 31,				$ Change	% Change
	2006	% of rev	2005	% of rev	2005 - 2006	2005 - 2006
	As restated
Revenue
Product sales and vendor supplied services	$11,158	78.2%	$12,235	78.9%	$(1,077)	(8.8)%
Consulting and engineering services	1,310	9.2	1,257	8.1	53	4.2
Maintenance services and contract fees	1,804	12.6	2,024	13.0	(220)	(10.9)
Total revenue	14,272	100.0	15,516	100.0	(1,244)	(8.0)

Gross Profit (% of respective revenue)
Product sales and vendor supplied services	2,362	21.2	2,621	21.4	(259)	(9.9)
Consulting and engineering services	483	36.9	511	40.7	(28)	(5.5)
Maintenance services and contract fees	662	36.7	625	30.9	37	5.9
Total gross profit	3,507	24.6	3,757	24.2	(250)	(6.7)

Operating expenses
Selling, engineering, general and administrative	4,358	30.6	3,561	22.9	797	22.4
Depreciation and amortization of intangibles	260	1.8	308	2.0	(48)	(15.6)
Total operating expenses	4,618	32.4	3,869	24.9	749	19.4

Loss from operations	(1,111)	(7.8)	(112)	(0.7)	(999)	892.0

Other income (expense)
Interest expense	(474)	(3.3)	(347)	(2.3)	(127)	36.6
Charge for warrants issued to related party for debt guaranty	—	—	(1,049)	(6.8)	1,049	100.0
Charge for change in estimated fair value of derivative financial instruments - Warrants	(4,018)	(28.2)	—	0.0	(4,018)	100.0
Other income (expense)	(14)	(0.1)	(5)	(0.0)	(9)	180.0

Net loss	$(5,617)	(39.4)	$(1,513)	(9.8)	$(4,104)	271.2

Deemed dividend related to beneficial conversion feature of convertible Series A Preferred Stock (as restated)	(4,539)	(31.8)	—	—	(4,539)	(100.0)

Net loss available to common stockholders (as restated)	$(10,156)	(71.2)%	$(1,513)	(9.8)%	$(8,643)	571.2%

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

Revenue from maintenance services and maintenance contract fees (“first call” maintenance services and the resale of vendor maintenance contracts) decreased by 10.9% from the first quarter of 2005 to the first quarter of 2006, primarily attributable to product mix.

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

Charge for Change in Estimated Fair Value of Derivative Financial Instruments—Warrants. The Warrants issued in the March Closing were accounted for as a derivative financial instrument and classified as a liability, due to not meeting the requirements for equity classification as stipulated in EITF 00-19. In accordance with US GAAP, we estimate the fair value of the Warrants issued in the March Closing at each reporting period. The net change in the estimated fair value is recorded as a benefit (charge) to the statement of operations. In the first quarter of 2006, the estimated fair value of the Warrants issued in the March Closing (March 2, 2006) increased as of March 31, 2006, primarily due to the closing price of our common stock as of March 31, 2006, resulting in a charge of $4,018,000. See further discussion of the Warrants in Note 3 to the consolidated financial statements included in this report.

Deemed Dividend Related to Beneficial Conversion Feature of Convertible Series A Preferred Stock. As part of the March Closing, we issued Series A Preferred Stock, which contained a beneficial conversion feature, based on the difference between the closing price of the Company’s common stock and the effective conversion price of the convertible Series A Preferred Stock on the initial closing date of the transaction. The beneficial conversion feature was measured at $4.5 million and recorded as a deemed dividend to preferred stockholders. The deemed dividend is included in the net loss available to common stockholders and the basic and diluted net loss per share calculation in the first quarter of 2006. See further discussion of the Private Placement in Note 3 to the consolidated financial statements included in this report.

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

Storage Solutions
	For the three months ended March 31,
(in thousands)	2006	2005
Net revenue
Product sales and vendor supplied services	$11,032	$12,070
Consulting and engineering services	1,161	1,151
Maintenance services and contract fees	1,746	2,010
Total net revenue	13,939	15,231

Gross Profit	3,336	3,575
Segment income (loss) from operations	$(26)	$410

EarthWhere
	For the three months ended March 31,
(in thousands)	2006	2005
Net revenue
EarthWhere licenses and services	$276	$235
Other hardware and software	57	50
Total net revenue	333	285

Gross Profit	170	182
Segment loss from operations	$(886)	$(352)

Liquidity and Capital Resources

Liquidity

Our unaudited consolidated financial statements as presented in Part I—Item 1 of this report have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception, including a net loss of $15.8 million, which included a $9.2 million charge for goodwill impairment, for the year ended December 31, 2005, and a net loss of $5.6 million for the three months ended March 31, 2006, which included a $4.0 million charge for the change in estimated fair value of derivative financial instruments (the Warrants issued in the March Closing). In addition, as of March 31, 2006, we have negative working capital (current liabilities in excess of current assets) of $5.4 million. Accordingly, as of March 31, 2006, the recoverability of a major portion of the recorded asset amounts, including “Goodwill,” is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

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

At March 31, 2006, the Company also held a $5.0 million three year term loan (the “Sun Term Loan”) with its majority shareholder, Sun Solunet, LLC (“Sun Solunet”). See further discussion of the Sun Term Loan borrowing terms in Note 6 to the consolidated financial statements included in this report.

On March 2, 2006, we completed the first closing of the Private Placement, which was exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4 (2) and Regulation D promulgated thereunder, with third-party investors, Company executive management and Sun Solunet. We raised approximately $10.5 million, comprised of $2.5 million of cash, net of placement agent and legal fees of approximately $436,000, and Sun Solunet converted $8.0 million of the Sun Loan (as defined below) to equity. We repaid $1.0 million of the outstanding Sun Loan to Sun Solunet, and the remaining $5.0 million of outstanding debt on the Sun Loan was converted to the Sun Term Loan, bearing interest at prime plus 1.0%. We expect to use the net cash proceeds of approximately $2.5 million from the Private Placement for general working capital needs.

On April 18, 2006 and on May 4, 2006, the Company raised an additional $486,000 and $1,350,000, respectively, net of placement agent fees and expenses, in a second and third closing of the Private Placement. See further discussion of the Private Placement in Note 3 to the consolidated financial statements included in this report.

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

Effective March 2, 2006, as part of the Company’s Private Placement, Sun Solunet converted $8.0 million of its loan to the Company into Units as described in Note 3 to the consolidated financial statements included in this report, and the Company paid down $1.0 million of the Sun Loan. On April 19, 2006, the Company and Sun Solunet executed an amendment to the Sun Loan agreement, which reduced the loan balance from $13.0 million to $5.0 million and modified the loan from a revolving line of credit to a term loan maturing on March 2, 2009. This amendment formalized the agreement with respect to the Sun Loan that had been previously made in the Credit Support Termination Agreement on March 2, 2006. The parties agreed that Sun Solunet has no additional lending obligation to the Company under the credit facility. Also as part of the new agreement, the Company is no longer obligated to issue debt guaranty warrants to Sun Solunet related to the Sun Loan. The Sun Term Loan bears interest at prime plus 1.0% and all interest accrues and is payable on the maturity date.

Cash and Cash Flows

Our cash and cash equivalents increased from $6,000 at December 31, 2005 to $1.1 million at March 31, 2006. For the three months ended March 31, 2006, net cash provided by operating activities was $944,000, compared to $3.3 million used in operating activities in the same period of 2005. Significant sources of cash from operations for the three months ended March 31, 2006 were: (1) a decrease in our accounts receivable of $1.4 million, due primarily to increased collections of past-due accounts; and (2) an increase in accounts payable of $1.0 million, due to the timing of vendor payments. Our significant use of cash from operations was the net loss incurred for the period of $5.6 million, less a non-cash charge of $4.0 million for the change in estimated fair value of derivative financial instruments (Warrants issued in the March Closing), less $318,000 in depreciation and amortization and less a $72,000 non-cash expense for share-based compensation.

Cash used in investing activities for the first three months of 2006 was comprised of purchases of equipment of $127,000 and capitalized software costs of $307,000.

Cash provided by financing activities for the first three months of 2006 consisted of net cash proceeds of $2.6 million from the March Closing and net payments of $2.2 million on our Wells Fargo line of credit as a result of a lower accounts receivable borrowing base at March 31, 2006 as compared to December 31, 2005.

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

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP. The accounting policies most fundamental to understanding our financial statements are those relating to recognition of revenue, to our use of estimates, to the capitalization of software development costs and those relating to the impairment testing of goodwill and intangible assets. We have not adopted any material changes to our critical accounting policies from those discussed under this heading in Note 4 to our 2005 Annual Report on Form 10-K except as described below.

As a result of the Private Placement, we have determined that the accounting for and valuation of financial instruments, including preferred stock, warrants, derivative financial instruments and other potential derivatives, which relate to the issuance of the Series A Preferred Stock and the Warrants in the March Closing, are additional critical accounting policies. For a detailed discussion on the application of these accounting policies, see Notes 1A and 3 to the unaudited consolidated financial statements included in this report.

The accounting for derivative financial instruments is significant to our financial statements primarily because the estimated fair value of our derivative financial instruments (the Warrants issued in the March Closing) is a significant component of our total liabilities, representing approximately 30% of our total liabilities at March 31, 2006, and because the accounting for such instruments requires the use of management’s significant estimates and assumptions. This accounting policy is also significant because of the potential fluctuations in the estimated fair value from period to period, which are recorded as a benefit (charge) to net income on the statement of operations. We estimate the fair value of the Warrants using the Black-Scholes option pricing model. This model requires the use of significant estimates and assumptions related to the estimated term of the financial instruments, the volatility of the price of the Company’s common stock, and interest rates, among other items. Fluctuations in these assumptions may have a significant impact on the estimated fair value of financial instruments, which, in turn, may have a significant impact on our reported financial condition and results of operations.

Recent Accounting Pronouncements

In February, 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which provides guidance on the accounting for beneficial interests in securitized financial assets. See further discussion in Note 7 to the unaudited consolidated financial statements included in this report.

We believe that the adoption of this and other recent accounting pronouncements will not have a material impact on our financial results.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. This evaluation included consideration of the restatements described in Note 1A to the Company’s unaudited consolidated financial statements included in Part I—Item 1 of this report, described further below.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of March 31, 2006, in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, related to the accounting for convertible preferred stock and derivative financial instruments as discussed below.

The Company has restated its consolidated financial statements as of and for the three months ended March 31, 2006 related to the Company’s accounting for the March Closing of its Private Placement. The adjustments involve the valuation and classification of amounts assigned to the Company’s Series A Preferred Stock, Warrants and the deemed dividend related to the beneficial conversion feature of the Series A Preferred Stock issued in the March Closing of the Private Placement. The issue of the Company’s accounting for this transaction arose in connection with comments received from the staff of the SEC in its review of the Company’s periodic SEC filings.

In connection with the preparation of its response to the SEC comments, the Company reviewed its original accounting for the Series A Preferred Stock and Warrants issued in the March Closing of the Private Placement. Management reviewed the Company’s accounting for convertible preferred stock and potential derivative financial instruments and, because of the complexity of the accounting issues involved, consulted with outside resources. Upon completion of such evaluation and review, management determined that the Series A Preferred Stock should be classified as temporary equity and that the Warrants should be accounted for as a derivative financial instrument and classified as a liability. Further, management concluded that the contractual term instead of the expected term of the Warrants should be used in the Black-Scholes estimated fair value calculation for the Warrants. The resultant change in the estimated fair value of the Warrants and their classification as a liability also changed the value ascribed to the Series A Preferred Stock and the amount of the deemed dividend related to the beneficial conversion feature of the Series A Preferred Stock.

As a result, on June 20, 2006, the Company’s Audit Committee in consultation with management concluded that it was appropriate to restate the Company’s financial statements to reflect this revised accounting and financial reporting. Management evaluated the impact of this restatement on the Company’s assessment of internal control over financial reporting and concluded that the control deficiency related to the accounting for, and reporting of, convertible preferred stock transactions and derivative financial instruments represented a material weakness as of March 31, 2006. No other material weaknesses were identified as a result of management’s assessment.

A material weakness in internal control (within the meaning of the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard 2) is a deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard 2 also identifies a number of circumstances that, because of their likely significant negative impact on internal control over financial reporting, are to be regarded as at least significant deficiencies, as well as indicators of a material weakness, including the restatement of previously issued financial statements to reflect the correction of a misstatement.

To remediate the aforementioned deficiency, and to strengthen internal control over financial reporting for convertible preferred stock transactions and derivative financial instruments, in the second quarter of 2006, the Company implemented additional review procedures over the evaluation and application of relevant accounting pronouncements, rules, regulations and interpretations at the time these transactions, or other complex transactions, are contemplated and consummated. These additional procedures include consultation with outside resources as may be deemed appropriate.

Except as noted above, we have not made any changes in our disclosure controls and procedures or in other factors that could have materially affected or are reasonably likely to materially affect those disclosure controls and procedures subsequent to the date of the evaluation described above.

Part II. Other Information

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

In addition to the Risk Factors disclosed in Part I—Item 1A of the Company’s 2005 Annual Report on Form 10-K, the following factor should be considered in evaluating our business and financial condition.

We have experienced a material weakness in our internal controls. If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would negatively impact the value of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results will be harmed. We have restated our consolidated financial statements as of and for the three months ended March 31, 2006 related to our accounting for the March Closing of our Private Placement. The adjustments involved the valuation and classification of amounts assigned to our Series A Preferred Stock and Warrants issued in the March Closing of the Private Placement. On June 20, 2006, our Audit Committee concluded that it was appropriate to restate our financial statements to reflect this revised accounting and financial reporting. Management evaluated the impact of this restatement on our assessment of internal control over financial reporting and concluded that the control deficiency related to the accounting for, and reporting of, convertible preferred stock transactions and derivative financial instruments represented a material weakness as of March 31, 2006. No other material weaknesses were identified as a result of management’s assessment.

To remediate the aforementioned deficiency, and to strengthen internal control over financial reporting for convertible preferred stock transactions and derivative financial instruments, in the second quarter of 2006, we implemented additional review procedures over the evaluation and application of relevant accounting pronouncements, rules, regulations and interpretations at the time these transactions, or other complex transactions, are contemplated and consummated. These additional procedures include consultation with outside resources as may be deemed appropriate.

We cannot be certain that these measures, and any other steps we may take, will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operations or results or cause us to fail to meet our reporting obligations. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock or could affect our ability to access the capital markets.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits. The following exhibits are filed with this Form 10-Q:

10.01
Eleventh Amendment to Credit and Security Agreement and Waiver of Defaults, dated as of April 17, 2006, by and among SANZ Inc., Solunet Storage, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. Incorporated by reference to Exhibit 10.01 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 15, 2006.

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

SAN HOLDINGS, INC. (Registrant)

Date: August 25, 2006	By:	/s/ John Jenkins

John Jenkins, Chief Executive Officer

Date: August 25, 2006	By:	/s/ Robert C. Ogden

Robert C. Ogden, Chief Financial Officer (Principal Financial and Accounting Officer)