Form 10-Q
period 2006-06-30
SAN HOLDINGS INC
filed 2006-08-25
CIK 799097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 14, 2006, 95,811,278 shares of the registrant’s common stock, no par value per share, were outstanding.

SAN Holdings, Inc.

TABLE OF CONTENTS

Part I: FINANCIAL INFORMATION

Part II: OTHER INFORMATION

Part I. Financial Information

Item 1. Financial Statements

SAN Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except for share data)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$--	$6
Accounts receivable, net of allowance for doubtful accounts of $132 and $168, respectively	7,704	11,832
Inventories, net of valuation allowance of $9 and $29, respectively	21	176
Deferred maintenance contracts	1,886	2,060
Prepaid expenses and other current assets	1,050	676
Total current assets	10,661	14,750

Property and equipment, net	592	673
Capitalized software, net	1,125	872
Goodwill	22,808	22,808
Intangible assets, net	1,598	1,736
Other assets	368	378
Total long-term assets	26,491	26,467

TOTAL ASSETS	$37,152	$41,217

SAN Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except for share data)

	June 30,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Line of credit - Wells Fargo Bank, National Association	$2,124	$7,292
Line of credit - Sun Solunet, LLC - related party	--	13,109
Accounts payable	9,046	8,610
Accrued expenses	2,313	2,560
Deferred revenue	2,670	2,805
Total current liabilities	16,153	34,376

Long-term debt - Sun Solunet, LLC - related party	5,443	--
Derivative financial instruments, at estimated fair value (Note 3):
Warrants issued to Sun Solunet, LLC and management - related parties	6,251	--
Warrants issued to outside investors	3,722	--
Total liabilities	31,569	34,376

Commitments and contingencies (Note 6)

Temporary equity
Series A, 3% cumulative convertible preferred stock, 400 shares designated and 277.6 and -0- shares issued and outstanding, respectively, (liquidation preference of $13,055) (Note 3)	9,078	--

Stockholders’ equity (deficit)
Preferred stock; no par value; 10,000,000 shares authorized; 400 shares designated	--	--
Common stock; no par value, 200,000,000 shares authorized; 95,811,278 shares issued and outstanding	32,577	32,577
Warrants and stock options	8,722	8,568
Accumulated deficit	(44,794)	(34,304)
Total stockholders’ equity (deficit)	(3,495)	6,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$37,152	$41,217

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue
Product sales and vendor supplied services	$11,037	$9,549	$22,195	$21,784
Consulting and engineering services	1,164	1,187	2,474	2,444
Maintenance services and maintenance contract fees	1,705	2,537	3,509	4,561
Total revenue	13,906	13,273	28,178	28,789

Cost of revenue
Product sales and vendor supplied services	8,813	7,534	17,609	17,148
Consulting and engineering services	727	726	1,554	1,472
Maintenance services and maintenance contract fees	1,121	1,827	2,263	3,226
Total cost of revenue	10,661	10,087	21,426	21,846

Gross profit	3,245	3,186	6,752	6,943

Operating expenses
Selling, engineering, general and administrative	4,839	3,544	9,197	7,105
Depreciation and amortization of intangibles	226	278	486	586
Total operating expenses	5,065	3,822	9,683	7,691

Loss from operations	(1,820)	(636)	(2,931)	(748)

Other income (expense)
Interest expense
Sun Solunet, LLC - related party	(146)	(38)	(409)	(76)
Bank	(145)	(367)	(356)	(676)
Total interest expense	(291)	(405)	(765)	(752)

Charge for warrants issued to related party for debt guaranty	--	(520)	--	(1,569)
Benefit (charge) for change in estimated fair value of derivative financial instruments - Warrants - related parties (Note 3)	1,191	--	(1,786)	--
Benefit for change in estimated fair value of derivative financial instruments - Warrants - outside investors (Note 3)	1,510	--	469	--
Charge for fair value of Warrants in excess of net cash proceeds (Note 3)	(924)	--	(924)	--
Other income (expense)	--	1	(14)	(4)

Net loss	$(334)	$(1,560)	$(5,951)	$(3,073)

Deemed dividend related to beneficial conversion feature of convertible Series A Preferred Stock (Note 3)	--	--	(4,539)	--

Net loss available to common stockholders	$(334)	$(1,560)	$(10,490)	$(3,073)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.09)	$(0.03)

Weighted average shares outstanding - basic and diluted	115,878,022	107,895,625	115,878,022	105,876,751

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands, except share data)

	Common Stock		Warrants and options	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balances, January 1, 2006	95,811,278	$32,577	$8,568	$(34,304)	$6,841

Beneficial conversion feature of convertible Series A Preferred Stock				(4,539)	(4,539)

Share-based compensation expense			72		72

Net loss for the period				(5,617)	(5,617)

Balances, March 31, 2006	95,811,278	32,577	8,640	(44,460)	(3,243)

Share-based compensation expense			82		82

Net loss for the period				(334)	(334)

Balances, June 30, 2006	95,811,278	$32,577	$8,722	$(44,794)	$(3,495)

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,951)	$(3,073)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	649	628
Write-off of capitalized software development costs	--	52
Share-based compensation	154	--
Charge for warrants issued to related party for debt guaranty	--	1,569
Charge for change in estimated fair value of derivative financial instruments - Warrants - related parties (Note 3)	1,786	--
Benefit for change in estimated fair value of derivative financial instruments - Warrants - outside investors (Note 3)	(469)	--
Charge for fair value of Warrants in excess of net cash proceeds	924	--
Changes in operating assets and liabilities:
Accounts receivable	4,128	2,471
Inventories	155	113
Deferred maintenance contracts	174	243
Prepaid expenses and other current assets	(374)	(535)
Other assets	(24)	(19)
Accounts payable	436	(1,384)
Accrued expenses	(247)	(559)
Deferred revenue	(135)	91
Net cash provided by (used in) operating activities	1,206	(403)

Cash flows from investing activities:
Purchase of property and equipment, net	(233)	(142)
Capitalized software costs	(416)	(497)
Net cash used in investing activities	(649)	(639)

Cash flows from financing activities:
Issuance of convertible Series A Preferred Stock, net of issuance costs	4,271	--
Net payments on line of credit - Wells Fargo Bank, National Association	(5,168)	(3,171)
Net borrowings on line of credit - Sun Solunet, LLC - related party	334	--
Net borrowings on line of credit - Harris N.A.	--	3,800
Net cash provided by (used in) financing activities	(563)	629

Net decrease in cash and cash equivalents	(6)	(413)
Cash and cash equivalents at beginning of period	6	486
Cash and cash equivalents at end of period	$--	$73

Supplemental disclosure of other cash flow information:
Interest paid	$441	$684

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Sun Solunet, LLC debt to convertible Series A Preferred Stock	$8,000	$--
Allocation of proceeds from Series A Preferred Stock to Warrants issued to:
- Sun Solunet, LLC and management - related parties	4,465	--
- outside investors	4,191	--

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

As a result of the Company’s private placement transaction that took place in three closings in March, April and May 2006 (“Private Placement”), the Company has determined that the accounting for and valuation of financial instruments, including preferred stock, warrants, derivative financial instruments and other potential derivatives, which relate to the issuance of the Company’s Series A Preferred Stock and Warrants (as defined in Note 3 below) issued in the Private Placement, should be included in the Company’s critical accounting policies. As further described in Note 3, the Company evaluates its equity instruments as potential derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19,” EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and the SEC Staff comments in its “Current Accounting and Disclosure Issues,” dated December 1, 2005.

NOTE 2 - FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception, including a net loss of $15.8 million, which included a $9.2 million charge for goodwill impairment, for the year ended December 31, 2005, and a net loss of $6.0 million for the six months ended June 30, 2006, which included non-cash charges totaling $2.2 million for the change in estimated fair value of derivative financial instruments (the Warrants issued in the March, April and May closings of the Private Placement), and for the fair value of derivative financial instruments (Warrants) issued in excess of net cash proceeds. In addition, as of June 30, 2006, we have negative working capital (current liabilities in excess of current assets) of $5.5 million. Accordingly, as of June 30, 2006, the recoverability of a major portion of the recorded asset amounts, including “Goodwill,” is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

As of June 30, 2006, the Company had $2.8 million of undrawn availability on its borrowing facility with Wells Fargo Bank, National Association (“Wells Fargo”). This facility combined with open credit lines with suppliers is anticipated to provide continued liquidity. Our ability to borrow under the Wells Fargo facility is subject to maintaining our accounts receivable balance at current levels, as well as complying with the financial covenants we have made to the lender. If we are unable to comply with our financial covenants to Wells Fargo, the facility could cease to be available to us.

At June 30, 2006, the Company also held a $5.0 million three-year term loan (“Sun Term Loan”) with its majority shareholder, Sun Solunet, LLC (“Sun Solunet”). See further discussion of the Sun Term Loan borrowing terms in Note 6.

NOTE 3 - PRIVATE PLACEMENT

On March 2, 2006, on April 18, 2006 and on May 4, 2006 (the “Closing Dates”), the Company completed three closings of the Private Placement, dated and effective as of February 28, 2006, April 18, 2006 and May 4, 2006, respectively, with third-party investors, Company executive management (collectively, the “Purchasers”) and Sun Solunet, its majority shareholder. In consideration for net proceeds of approximately $12.3 million, comprised of $4.3 million of cash, net of placement agent and legal fees of approximately $784,000, and the conversion of $8.0 million of $14.0 million in debt owed by the Company under its credit facility with Sun Solunet (the “Sun Loan”), as assignee of Harris N.A. (formerly known as Harris Trust and Savings Bank) (“Harris”), the Company issued a total of 277.6 units (“Units”), each Unit consisting of:

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

The Company has used the cash proceeds from the Private Placement for general working capital needs and funding the EarthWhere segment’s losses for the six months ended June 30, 2006.

In connection with the Units issued by the Company on the Closing Dates in the Private Placement, and as part of the consideration paid by the Company to the placement agent, the Company issued to the placement agent a warrant to purchase approximately 1,685,000 shares of its common stock at an exercise price of $0.15 per share, on substantially the same terms as the Warrants.

Also on March 2, 2006, the Company paid down approximately $1.0 million of the outstanding debt owed under the Sun Loan, resulting in total outstanding debt owed by the Company under the Sun Loan of $5.0 million plus accrued interest of $296,000 from November 23, 2005, the inception of the Sun Loan. As a result thereof, on March 2, 2006, the Company and Sun Capital Partners II, LP (“Sun Capital II”), an affiliate of Sun Solunet, entered into a termination letter (the “Credit Support Termination Agreement”) to the letter agreement, dated as of March 31, 2003, as amended on November 23, 2005, by and between Sun Capital II and the Company, acknowledged and agreed to by Sun Solunet (the “Credit Support Agreement”). The Credit Support Termination Agreement includes the following provisions, among others:

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

On April 19, 2006, the Company and Sun Solunet executed an amendment to the Sun Loan agreement, which formalized the agreement with respect to the Sun Loan that had been previously made in the Credit Support Termination Agreement on March 2, 2006.

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

At our annual meeting of shareholders held on July 28, 2006 (the “Annual Meeting”), subsequent to the period covered by this Quarterly Report, our shareholders voted and approved the following proposals:

•
An increase in the authorized capital of the Company from 200,000,000 to 400,000,000 shares. An amendment to our Articles of Incorporation implementing this increase was filed and became effective on July 31, 2006.

•	A reverse stock split of the outstanding common stock within the range of 1 for 10 shares and 1 for 25 shares, to be determined by the board of directors.

Further details of this vote and other matters approved at the Annual Meeting are included below in Part II—Item 4, “Submission of Matters to a Vote of Security Holders.”

Preferred Stock

Also in connection with the Private Placement, the Company designated 400 shares of previously undesignated authorized preferred stock as a new series of Series A Preferred Stock. On March 2, 2006, the Company filed Articles of Amendment that included the Designation of Series A Preferred Stock (the “Certificate”) with the Secretary of State of the State of Colorado. Upon filing, the Certificate became a part of the Company’s Articles of Incorporation, as amended. The Certificate sets forth the voting powers, designation, conversion rights, preferences, limitations, restrictions and relative rights of the Series A Preferred Stock and the holders thereof.

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

The Series A Preferred Stock is perpetual and carries a 3% cumulative dividend, payable in shares of the Company’s common stock based on the market price of the Company’s common stock calculated as set forth in the Certificate. At June 30, 2006, the Company had accumulated, but had not declared or paid, $153,000 related to this dividend.

The Series A Preferred Stock does not contain a mandatory redemption feature, but carries registration rights that require the Company to remunerate liquidated damages (2% per month in the form of cash) to the investors in the event of failing to register the shares of common stock that the Company is required to issue upon conversion of the Series A Preferred Stock (and as dividends) within 150 days of the Closing Dates (with respect to the shares of Series A Preferred Stock issued on such date) and, with certain exceptions, to maintain said registration of the shares of the Company’s common stock underlying the Series A Preferred Stock for so long as the Series A Preferred Stock remains outstanding.

Because the Series A Preferred Stock does not have a mandatory redemption feature, and because there is no redemption feature that is not solely within the Company’s control, in accordance with EITF Topic D-98, we determined that the Series A Preferred Stock was more akin to equity than debt. However, based on the beneficial conversion feature, as described below, and in accordance with EITF 00-27, we determined that the Series A Preferred Stock should be classified as temporary equity because, at the time of its issuance, the Company did not have sufficient authorized shares of its common stock, and therefore the Series A Preferred Stock did not meet all of the requirements for equity classification under EITF 00-19. Based on the increase of our authorized shares at our Annual Meeting on July 28, 2006, we concluded that the criteria for equity classification of the Series A Preferred Stock as stipulated in EITF 00-19 (sufficient authorized shares in order to net-share or physically settle all issued and outstanding convertible preferred stock, warrants and other commitments) was met as of that date.

Accordingly, effective July 28, 2006, we concluded that the Series A Preferred Stock should be reclassified from temporary to permanent equity.

Beneficial Conversion Feature

Each share of the Series A Preferred Stock is initially convertible into 333,333 shares of the Company’s common stock, and the conversion ratio with respect to the securities issued in the Private Placement is based on a common stock price of $0.15 per share, which was less than the closing common stock price on each of the Closing Dates. We considered this conversion feature to be a potential “embedded” derivative and the preferred stock to be a “host contract” as defined in SFAS 133, but concluded that the economic characteristics and risks of the conversion feature are clearly and closely related to the economic characteristics and risks of the Series A Preferred Stock, and that the conversion feature should not be separated from the Series A Preferred Stock (host contract) and should not be accounted for as a derivative instrument pursuant to SFAS 133. We accounted for the conversion feature in accordance with EITF 98-5, “Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Features” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”

For the March 2006 closing of the Private Placement (the “March Closing”), we calculated the conversion feature in the amount of approximately $10.0 million, but under EITF 00-27, this amount was limited to the net proceeds of the March Closing allocated to the Series A Preferred Stock of $4.5 million as calculated below. Accordingly, we recorded the conversion feature as a deemed dividend to preferred stockholders in the amount of $4.5 million.

Similarly, for the April and May closings of the Private Placement (the “April and May Closings”), we calculated the conversion feature in the amount of approximately $3.1 million, but under EITF 00-27, this amount was limited to the net cash proceeds of the April and May Closings allocated to the Series A Preferred Stock of $-0- as calculated below. Because we did not allocate any of the net cash proceeds to the Series A Preferred Stock, we did not record a deemed dividend to preferred stockholders in the second quarter of 2006.

Warrants

The Warrants issued in the Private Placement (which include Warrants issued to Sun Solunet, LLC, outside investors, management and the placement agent) require physical settlement or net-share settlement, and also carry registration rights that require the Company to remunerate liquidated damages (in the form of cash) to the investors in the Private Placement in the event of failing to register the shares of common stock that the Company is required to issue upon exercise of the Warrants within 150 days of the Closing Dates (with respect to the Warrants issued on such date) and, with certain exceptions, to maintain said registration of the shares of our common stock underlying the Warrants for so long as the Warrants remain outstanding.

We evaluated the Warrants as a potential derivative under the criteria in paragraph 11(a) of SFAS 133, which require that a contract (Warrants) issued by a reporting entity be accounted for as a derivative unless it is both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position. We concluded that the Warrants were indexed to the Company’s own stock, but should not be classified in stockholders’ equity because they do not comply with all of the requirements as stipulated in EITF 00-19. Accordingly, we determined that the Warrants should be classified as a liability and accounted for as a derivative financial instrument at estimated fair value in accordance with SFAS 133.

Based on the increase of our authorized shares at our Annual Meeting on July 28, 2006, we concluded that one of the criteria for equity classification of the Warrants as stipulated in EITF 00-19 (sufficient authorized shares in order to net-share or physically settle all issued and outstanding Warrants and other commitments) was met as of that date. In addition, we further considered another requirement for equity classification of the Warrants under EITF 00-19 regarding liquidated damages related to the registration rights agreement associated with the Warrants. We considered EITF 05-4, from which we adopted “View C” of the three alternative views with regard to the registration rights agreement, which stipulates that, “the registration rights agreement and the warrant agreement are separate agreements and the liquidated damages penalty under the registration rights agreement [does] not affect the Issue 00-19 analysis,” (EITF Agenda Committee Meeting (Potential New Issues), dated February 1, 2005). The Financial Accounting Standards Board (“FASB”) further confirmed this position in its June 20, 2006 meeting regarding “Registration Rights Agreements,” during which the majority of the Board members present “supported separately recognizing registration rights agreements… and excluding those agreements from the scope of SFAS 133,” (“Minutes of 6/20/06 Registration Rights Agreements Board Meeting,” dated July 7, 2006). Since we accounted for the registration rights agreement separately from the Warrants, we determined that the Warrants met all of the requirements for equity classification under EITF 00-19 as of July 28, 2006.

Accordingly, effective July 28, 2006, we concluded that the Warrants should be reclassified from a derivative financial instrument liability to “Warrants and options” under stockholders’ equity.

As of the March Closing, we recorded the Warrants issued in the March Closing at an initial fair value of approximately $6.0 million. The balance of the net proceeds of $4.5 million ($10.5 million total net proceeds raised in the March Closing less the $6.0 million fair value of the Warrants issued in the March Closing) was allocated to the Series A Preferred Stock.

As of the April and May Closings, we recorded the Warrants at an initial fair value of approximately $2.6 million. Because the estimated fair value of the Warrants exceeded the net cash proceeds of $1.7 million raised in the April and May Closings, we recorded a charge in the statement of operations of $924,000 for the difference between the estimated fair value of the Warrants and the net cash proceeds raised. As a result, no value was allocated to the Series A Preferred Stock.

The estimated fair value of the Warrants issued in the Private Placement at inception (the Closing Dates) and at June 30, 2006 is as follows (in thousands):

	Warrants issued to Sun Solunet, LLC and management - related parties	Warrants issued to outside investors	Total

Issuance of Warrants in March Closing	$4,465	$1,575	$6,040
Change in estimated fair value of Warrants	2,977	1,041	4,018
March 31, 2006	7,442	2,616	10,058

Issuance of Warrants in April and May Closings	--	2,616	2,616
Change in estimated fair value of Warrants	(1,191)	(1,510)	(2,701)
June 30, 2006	$6,251	$3,722	$9,973

The net change in estimated fair value for each period is included as a benefit (charge) in the statement of operations and totaled $2,701,000 and ($1,317,000) for the three and six months ended June 30, 2006, respectively.

We estimated the fair value of the Warrants issued in the Private Placement using the Black-Scholes option pricing model with the following assumptions:

	Closing Dates	March 31, 2006	June 30, 2006

Expected dividend yield	0%	0%	0%
Expected volatility	62 - 64.8%	62%	64.8%
Expected term	5 years	4.91 years	4.66 - 4.83 years
Risk-free interest rate	4.66 - 5.00%	4.78%	5.18%

We estimated volatility primarily based on historical volatility rates for the years 2001 through June 2006. The Warrants have a transferability provision and based on guidance provided in the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”), for options issued with such a provision, we used the full, five-year contractual term as the expected term of the Warrants. For the risk-free interest rate, we used the five year U.S. Treasury zero coupon rate as of the measurement dates.

Registration Rights Agreement

As discussed above under the heading, “Warrants,” we have accounted for the registration rights agreement associated with the Private Placement separately from the Series A Preferred Stock and Warrants. In accordance with the guidance issued by the FASB in the minutes of its June 20, 2006 meeting regarding registration rights agreements, we have chosen to measure the registration payment arrangements using a model consistent with the accrual of loss contingencies under FASB Statement No. 5, “Accounting for Contingencies.” As of the date of this filing, the Company had not filed an effective registration statement to register the shares of common stock that the Company is required to issue upon conversion of the Series A Preferred Stock.

Liquidated damages became due on August 1, 2006, 150 days after the March Closing, and are payable on each monthly anniversary until the registration statement has been declared effective by the SEC. In addition, interest accrues on the liquidated damages at a rate of 12% per annum, if the payments are not made within seven days after the date payable. It is our reasonable expectation that we will have effective registration of said shares within sixty to ninety days from the date of this filing. Based on this expectation, our current estimate as to the liquidated damages that we will be required to pay is in the range of $700,000 to $970,000. As of June 30, 2006, the Company had not accrued any amounts related to the liquidated damages, as no liability had been incurred as of the end of the reporting period.

NOTE 4 - SHARE-BASED COMPENSATION

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised) (“SFAS 123R”), “Share-Based Payment,” which provides guidance on share-based payment transactions and requires fair value accounting for all share-based compensation. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.

On January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock over the remaining award service period.

On May 3, 2006, the compensation committee of the board of directors approved the grant of 4,740,000 stock options to certain of the Company’s officers and employees with an exercise price of $0.35 per share and an expiration date of 10 years from the date of grant under the 2003 Stock Option Plan, vesting 25% per year over four years.

For the three and six months ended June 30, 2006, the Company recorded $82,000 and $154,000, respectively, of share-based compensation expense. The expense recorded during the period related to the current period compensation expense for stock options granted in the second quarter and for unvested stock options granted in prior years as calculated under the provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” In accordance with SFAS 123R, we accounted for options granted in prior years using the fair value pricing model used at the grant date to calculate the pro-forma compensation expense required for disclosure under SFAS 123, adjusted to include a provision for estimated forfeitures. We have estimated forfeitures at 20% annually, based on historical trends related to employee turnover and the market price of the Company’s common stock. The Company considers revisions to its assumptions in estimating forfeitures on an ongoing basis. For the options granted in 2006, we estimated the expected term of the options using the “simplified method” as discussed in SAB 107, that is, the arithmetic mean of the weighted vesting period and contractual life, or 6.25 years. We used the Black-Scholes option pricing model, as we believe this model best reflects the Company’s historical option exercise patterns, with the following weighted average assumptions:

	Six months ended June 30,	Years ended December 31,
	2006	2005	2004	2003

Expected dividend yield	0%	0%	0%	0%
Expected volatility	64.85%	64%	68%	80%
Expected term	6.25 years	5 years	5 years	5 years
Risk-free interest rate	5.00%	4.00%	3.95%	2.00%

The weighted average grant date fair value of options granted was $0.23 per share for the six months ended June 30, 2006 and $0.16, $0.24 and $0.28 per share for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock Option Plans

The Company has in effect three Stock Option Plans, a 2000 Stock Option Plan, a 2001 Stock Option Plan and a 2003 Stock Option Plan.

On March 1, 2000, shareholders of the Company approved the 2000 Stock Option Plan. The total number of shares of common stock reserved for options issuable under this plan may not exceed 1,500,000 shares. The 2001 Stock Option Plan was adopted on September 20, 2001. At June 30, 2006, the total number of shares of common stock reserved for options issuable under this plan was 5,000,000. Options granted under these plans vest generally over three to ten years. The exercise price of options granted under both plans is required to be not less than 80% of the fair market value per share on the date of option grant. With the exception of “roll-over” options that were included in the 2001 Stock Option Plan upon our acquisition of ITIS Services (i.e., options previously issued by ITIS Services that we assumed in that acquisition), all options granted to date under both plans have had an exercise price equal to, or in excess of, fair market value at the date of grant.

The 2003 Stock Option Plan was adopted on December 18, 2003. The total number of shares of common stock subject to options that may be granted under the 2003 Plan may not exceed 25,000,000 shares (increased from 15,000,000 shares in May 2006). Options granted to date under the 2003 Plan have had an exercise price equal to fair market value at the date of grant, and vest generally over four years.

The Company’s policy is to issue new shares upon the exercise of stock options.

The following table summarizes option activity for the three stock option plans during the three months and six months ended June 30, 2006 (in thousands, except per share data):

	# of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
For the six months ended June 30, 2006
Outstanding at January 1, 2006	11,131	$0.51
Granted	4,740	0.35
Exercised	--	--
Forfeited or expired	(930)	0.33
Outstanding at June 30, 2006	14,941	$0.47	7.5 years	$7
Exercisable at June 30, 2006	7,179	$0.57	5.8 years	$--

For the three months ended June 30, 2006
Outstanding at March 31, 2006	10,666	$0.52
Granted	4,740	0.35
Exercised	--	--
Forfeited or expired	(465)	0.27
Outstanding at June 30, 2006	14,941	$0.47	7.5 years	$7
Exercisable at June 30, 2006	7,179	$0.57	5.8 years	$--

The total fair value of options vested during the three and six months ended June 30, 2006 was $291,000 and $320,000, respectively. The total compensation cost related to nonvested options not yet recognized at June 30, 2006 was $1.6 million and the weighted-average period over which this expense is expected to be recognized is approximately 3.5 years.

Prior to the adoption of SFAS 123R, as permitted under SFAS 123, the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, no compensation expense was recognized in connection with the grant of stock options to employees and directors prior to the adoption of SFAS 123R on January 1, 2006, as all options granted had an exercise price equal to the market value of the underlying stock at the date of grant. Under the modified prospective method, the Company did not restate its operating results related to share-based compensation expense for the three months and six months ended June 30, 2005, but continues to disclose the pro forma effect for that period as if the Company had applied the fair value recognition provisions of SFAS 123.

(In thousands, except for per share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss, as reported	$(1,560)	$(3,073)
Deduct, total stock-based compensation expense determined under fair-value based method, net of related tax effects	(60)	(185)

Pro forma net loss	$(1,620)	$(3,258)
Basic and diluted net loss per share:
As reported	$(0.01)	$(0.03)
Pro forma	$(0.02)	$(0.03)

NOTE 5 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. In addition to common shares outstanding, and in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS 128”), any shares issuable for little or no cash consideration are considered outstanding shares and included in the calculation of weighted average number of common shares. Accordingly, for the three and six months ended June 30, 2006 the weighted average number of common shares outstanding included 20,066,744 shares, and for the three and six months ended June 30, 2005, the weighted average number of common shares outstanding included 12,084,347 and 10,065,473 shares, respectively, issuable under outstanding debt guaranty warrants that were immediately exercisable at $0.001 per share, and held by our majority shareholder, Sun Solunet.

Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Convertible Series A Preferred Stock, warrants and options outstanding to purchase an aggregate of 209,036,999 and 32,182,947 shares of common stock as of June 30, 2006 and 2005, respectively, have been excluded from the diluted share calculations for the three and six-month periods ending June 30, 2006 and 2005, respectively, as they were antidilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.

NOTE 6 - DEBT

Wells Fargo Line of Credit

As of June 30, 2006, the Company had $2.8 million of undrawn availability on its borrowing facility with Wells Fargo. In April 2006, the Company and Wells Fargo executed an amendment to the Company’s $12.0 million credit facility credit agreement. This amendment reset financial covenants for 2006 and waived a covenant violation that occurred as of March 31, 2006. Our borrowing rate on this facility at June 30, 2006 was prime plus 5.0%, or 13.25%. This rate is subject to potential decreases, as permitted by Wells Fargo, based on SANZ Inc. and its subsidiary, Solunet Storage, achieving certain financial thresholds during 2006. For the June 2006 quarter, SANZ Inc. and Solunet Storage did not achieve the minimum financial threshold and the borrowing rate on the facility remained at prime plus 5.0% for the Company’s fiscal third quarter of 2006. As of June 30, 2006, the Company was in compliance with all of the financial covenants under the Wells Fargo credit agreement.

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

Effective March 2, 2006, as part of the March 2006 closing of the Private Placement, Sun Solunet converted $8.0 million of its loan to the Company into Units as described in Note 3, and the Company paid down $1.0 million of the Sun Loan. On April 19, 2006, the Company and Sun Solunet executed an amendment to the Sun Loan agreement, which reduced the loan balance from $13.0 million to $5.0 million and modified the loan from a revolving line of credit to a term loan maturing on March 2, 2009. The parties agreed that Sun Solunet has no additional lending obligation to the Company under the credit facility. Also as part of the new agreement, the Company is no longer obligated to issue debt guaranty warrants to Sun Solunet. This amendment formalized the agreement with respect to the Sun Loan that had been previously made in the Credit Support Termination Agreement on March 2, 2006. This loan bears interest at prime plus 1.0% (9.25% at June 30, 2006) and all interest accrues and is payable on the maturity date. As of June 30, 2006, the Company had $5.0 million in principal and $443,000 of accrued interest due to Sun Solunet on the Sun Term Loan. See further discussion of the Sun Term Loan in Note 3.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, ‘Accounting for Income Taxes’” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation gives guidance regarding the recognition of a tax position based on a “more likely than not” recognition threshold; that is, evaluating whether the position is more likely than not of being sustained upon examination by the appropriate taxing authorities, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

The Company believes that the adoption of these and other recent accounting pronouncements will not have a material impact on its financial results.

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

Selected financial information for each reportable segment was as follows for the three and six months ended June 30, 2006, and 2005 (in thousands):

For the three months ended June 30,	Storage Solutions	EarthWhere	Total
2006
Total net revenue	$13,463	$443	$13,906
Depreciation and amortization	175	51	226
Segment loss from operations	(431)	(1,142)	(1,573)

2005
Total net revenue	12,552	721	13,273
Depreciation and amortization	207	71	278
Segment loss from operations	$(433)	$(43)	$(476)

For the six months ended June 30,	Storage Solutions	EarthWhere	Total
2006
Total net revenue	$27,402	$776	$28,178
Depreciation and amortization	366	120	486
Segment loss from operations	(457)	(2,028)	(2,485)

2005
Total net revenue	27,783	1,006	28,789
Depreciation and amortization	461	125	586
Segment loss from operations	$(23)	$(395)	$(418)

The reconciliation of segment loss from operations to SANZ’ consolidated loss from operations and net loss was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net segment revenue	$13,906	$13,273	$28,178	$28,789
Loss from operations:
Total segment loss from operations	(1,573)	(476)	(2,485)	(418)
Unallocated corporate costs	(247)	(160)	(446)	(330)
Loss from operations	(1,820)	(636)	(2,931)	(748)

Interest expense	(291)	(405)	(765)	(752)
Charge for warrants issued to related party for debt guaranty	--	(520)	--	(1,569)
Benefit (charge) for change in estimated fair value of derivative financial instruments - Warrants	2,701	--	(1,317)	--
Charge for fair value of Warrants in excess of net cash proceeds	(924)	--	(924)	--
Other income (expense)	--	1	(14)	(4)
Net loss	$(334)	$(1,560)	$(5,951)	$(3,073)

Customer Concentration

The following table shows significant customers as a percentage of accounts receivable at June 30, 2006 and 2005 and as a percentage of revenue for the three and six months ended June 30, 2006, and 2005, respectively. Customer A represents the aggregate of all Federal government agencies to which the Company sells directly. Both the Storage Solutions and EarthWhere segments report revenue from Customer A; all of Customer B, C, D and E’s revenue is reported under the Storage Solutions segment.

	Accounts receivable		Revenue
			For the three months ended		For the six months ended
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005

Customer A	7.5%	24.1%	5.9%	17.7%	5.3%	20.5%
Customer B	1.2	--	28.9	1.0	15.1	0.4
Customer C	17.2	--	8.6	--	4.4	--
Customer D	0.4	--	--	--	10.4	2.4
Customer E	--	11.4	--	9.0	--	9.8

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

Results of Operations

Selected Consolidated Statements of Operations Data

The following table presents Consolidated Statements of Operations data for the three and six months ended June 30, 2006 and 2005 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Results of Operations for the Three Months Ended June 30, 2006
Compared to the Three Months Ended June 30, 2005

(In thousands, except for percentages)	For the three months ended June 30,				$ Change	% Change
	2006	% of rev	2005	% of rev	2005 - 2006	2005 - 2006
Revenue
Product sales and vendor supplied services	$11,037	79.4%	$9,549	72.0%	$1,488	15.6%
Consulting and engineering services	1,164	8.4	1,187	8.9	(23)	(1.9)
Maintenance services and contract fees	1,705	12.2	2,537	19.1	(832)	(32.8)
Total revenue	13,906	100.0	13,273	100.0	633	4.8

Gross Profit (% of respective revenue)
Product sales and vendor supplied services	2,224	20.2	2,015	21.1	209	10.4
Consulting and engineering services	437	37.5	461	38.8	(24)	(5.2)
Maintenance services and contract fees	584	34.3	710	28.0	(126)	(17.7)
Total gross profit	3,245	23.3	3,186	24.0	59	1.9

Operating expenses
Selling, engineering, general and administrative	4,839	34.8	3,544	26.7	1,295	36.5
Depreciation and amortization of intangibles	226	1.6	278	2.1	(52)	(18.7)
Total operating expenses	5,065	36.4	3,822	28.8	1,243	32.5

Loss from operations	(1,820)	(13.1)	(636)	(4.8)	(1,184)	186.2

Other income (expense)
Interest expense	(291)	(2.1)	(405)	(3.1)	114	28.1
Charge for warrants issued to related party for debt guaranty	--	--	(520)	(3.9)	520	100.0
Benefit for change in estimated fair value of derivative financial instruments - Warrants	2,701	19.4	--	--	2,701	100.0
Charge for fair value of Warrants in excess of net cash proceeds	(924)	(6.6)	--	--	(924)	100.0
Other income (expense)	--	--	1	0.0	(1)	100.0

Net loss	$(334)	(2.4)	$(1,560)	(11.8)	$1,226	(78.6)

Revenue. Revenue for the second quarter of 2006 increased from the comparable 2005 quarter, primarily related to an increase in sales of hardware and software. It is important to note that a significant percentage of our revenue continues to be project-based, and as such quarterly results may vary significantly.

Revenue from professional services decreased by 2% from the second quarter of 2005 to the second quarter of 2006, primarily due to a decrease in EarthWhere professional services quarter on quarter. As a percentage of total revenue, revenue from professional services decreased slightly, from 8.9% to 8.4% quarter over quarter.

Revenue from maintenance services and maintenance contract fees (“first call” maintenance services and the resale of vendor maintenance contracts) decreased by 33% from the second quarter of 2005 to the second quarter of 2006, primarily due to product mix - a higher percentage of maintenance contract fees (which are reported net of cost of revenue) versus maintenance services in 2006 as compared to 2005.

Gross Profit and Margin. Gross profit for the quarter ended June 30, 2006 increased approximately 2% compared to the same period of the prior year. The $59,000 quarter-on-quarter increase in gross profit was attributable to a favorable variance of $151,000 due to higher revenue, partially offset by a $92,000 unfavorable variance due to lower gross margin percentage (“gross margin”) in 2006. Total Company gross margin decreased from 24.0% in the June 2005 quarter to 23.3% in the June 2006 quarter, a decrease which was due to a combination of slightly lower gross margins on hardware, software and professional services partially offset by higher gross margins on maintenance revenue. Gross margins on consulting and engineering services were lower in 2006, primarily due to the utilization of outside contractors on a significant Federal government storage solutions project. Gross margins on maintenance revenue increased in the second quarter of 2006 compared to the second quarter of 2005 in part due to a higher percentage of sales of vendor maintenance contracts, as noted above, which are reported on a net revenue basis. As stated above, we continue to be a project-based business, and as a result, gross margins fluctuate from project to project, and, depending on mix, may fluctuate from quarter to quarter.

Operating Expenses. Operating expenses comprise selling, marketing, engineering, general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. For the three months ended June 30, 2006, operating expenses increased approximately 33% as compared to the same period of the prior year. This increase from 2005 is primarily the result of significant investment in expanding our EarthWhere segment, for which operating expenses, including an allocation for general and administrative expenses, increased from $490,000 in the second quarter of 2005 to $1.2 million in the second quarter of 2006. Higher sales and engineering personnel costs, primarily due to an increase in the number of employees in the consulting and engineering group in our Federal government storage solutions business and under-utilization of these resources, also contributed to higher SG&A expenses in the June 2006 quarter as compared to the June 2005 quarter. Our average headcount for the June 2006 quarter was 132, of which 29 were in our EarthWhere segment, 82 in our Storage Solutions segment, and 21 in general and administrative (“G&A”) personnel. This compares to an average headcount for the June 2005 quarter of 116, of which 20 were in our EarthWhere segment, 76 in our Storage Solutions segment and 20 in G&A. In addition, we recorded an employee severance charge of approximately $200,000 in June, 2006.

Share-Based Compensation Expense. On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised) (“SFAS 123R”), “Share-Based Payment,” using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock over the remaining award service period.

For the three months ended June 30, 2006, we recorded share-based compensation expense of $82,000, which is included in SG&A expense. The expense recorded during the period related to the current period compensation expense for stock options granted in the second quarter and for unvested stock options granted in prior years as calculated under the provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” In accordance with SFAS 123R, we accounted for options granted in prior years using the fair value pricing model used at the grant date to calculate the pro-forma compensation expense required for disclosure under SFAS 123, adjusted to include a provision for estimated forfeitures. We have estimated forfeitures at 20% annually, based on historical trends related to employee turnover and the market price of the Company’s common stock. The Company considers revisions to its assumptions in estimating forfeitures on an ongoing basis. We used the Black-Scholes option pricing model, as we believe this model best reflects the Company’s historical option exercise patterns, with weighted average assumptions as disclosed in Note 4 of the consolidated financial statements included with this report.

As we are applying the modified prospective method of adoption, there was no share-based compensation expense recorded in the same period of 2005. As disclosed in Note 4 of the consolidated financial statements included with this report, had we applied the fair-value recognition provisions of SFAS 123 in the second quarter of 2005, we would have recorded $60,000 of share-based compensation expense in that period. The total compensation cost related to nonvested options not yet recognized at June 30, 2006 was $1.6 million and the weighted-average period over which this expense is expected to be recognized is approximately three and a half years. The total fair value of options vested during the second quarter of 2006 was $291,000.

Depreciation and Amortization. Depreciation and amortization of intangibles for the second quarter of 2006 decreased as compared to 2005, due in part to the completion of amortization of certain intangible assets acquired as part of the Solunet Storage acquisition in 2003, as well as the full depreciation in 2005 of certain property and equipment acquired in 2002.

Interest Expense. Interest expense for the second quarter of 2006 decreased approximately 28% as compared to the second quarter of 2005. The decrease is due to lower average borrowings in 2006, as a result of the decreased debt following the equity raised in the Private Placement (as defined under the “Liquidity and Capital Resources” section of this Item). See additional information regarding the Private Placement in Note 3 to the unaudited consolidated financial statements included with this report. The effect on interest expense due to the decrease in average borrowings was partially offset by higher interest rates, which increased on average by nearly 200 basis points in the second quarter of 2006 compared to the second quarter of 2005. Average debt outstanding for the second quarter of 2006 was $9.0 million as compared to $17.1 million for the second quarter of 2005.

Benefit for Change in Estimated Fair Value of Derivative Financial Instruments—Warrants. The Warrants issued in the Private Placement were accounted for as a derivative financial instrument and classified as a liability, due to not meeting the requirements for equity classification as stipulated in EITF 00-19. In accordance with US GAAP, we estimate the fair value of the Warrants at each reporting period. The net change in the estimated fair value is recorded as a benefit (charge) to the statement of operations. In the second quarter of 2006, the estimated fair value of the Warrants decreased as of June 30, 2006, primarily due to the closing price of our common stock as of June 30, 2006, resulting in a benefit of $2,701,000. See further discussion of the Warrants in Note 3 to the consolidated financial statements included in this report.

Charge for Fair Value of Warrants in Excess of Proceeds. We recorded the Warrants issued in the April and May 2006 closings of the Private Placement at an initial fair value of approximately $2.6 million. Because the estimated fair value of the Warrants exceeded the net cash proceeds of $1.7 million, we recorded a charge in the statement of operations of $924,000 for the difference between the estimated fair value of the Warrants and the net cash proceeds raised. See further discussion of the Warrants in Note 3 to the consolidated financial statements included in this report.

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

Storage Solutions
(in thousands)	For the three months ended June 30,
Net revenue	2006	2005
Product sales and vendor supplied services	$10,792	$9,102
Consulting and engineering services	1,019	955
Maintenance services and contract fees	1,652	2,495
Total net revenue	13,463	12,552

Gross Profit	3,123	2,658
Gross margin percentage	23.2%	21.2%
Segment loss from operations	$(431)	$(433)

EarthWhere
(in thousands)	For the three months ended June 30,
Net revenue	2006	2005
EarthWhere licenses and services	$255	$666
Other hardware and software	188	55
Total net revenue	443	721

Gross Profit	122	528
Gross margin percentage	27.5%	73.2%
Segment loss from operations	$(1,142)	$(43)

The quarter on quarter increase in overall Company revenue was attributable to the Storage Solutions segment. EarthWhere license and services revenue was down from the second quarter of 2005 to the second quarter of 2006, due in part to contract award delays on certain Department of Defense opportunities in 2006, with the closing cycle on larger projects taking longer than previously anticipated.

As shown in the tables above, the Company’s overall decrease in gross margin from the second quarter of 2005 to the second quarter of 2006 is primarily attributable to a decrease in gross margin in the EarthWhere segment, which is due to an increase in the amortization expense of capitalized software development costs, which is included in cost of revenue, in 2006. For the Storage Solutions Segment, gross margin increased from 21.2% in the second quarter of 2005 to 23.2% in the second quarter of 2006.

Results of Operations for the Six Months Ended June 30, 2006
Compared to the Six Months Ended June 30, 2005

(In thousands, except for percentages)	For the six months ended June 30,				$ Change	% Change
	2006	% of rev	2005	% of rev	2005 - 2006	2005 - 2006
Revenue
Product sales and vendor supplied services	$22,195	78.8%	$21,784	75.7%	$411	1.9%
Consulting and engineering services	2,474	8.8	2,444	8.5	30	1.2
Maintenance services and contract fees	3,509	12.4	4,561	15.8	(1,052)	(23.1)
Total revenue	28,178	100.0	28,789	100.0	(611)	(2.1)

Gross Profit (% of respective revenue)
Product sales and vendor supplied services	4,586	20.7	4,636	21.3	(50)	(1.1)
Consulting and engineering services	920	37.2	972	39.8	(52)	(5.3)
Maintenance services and contract fees	1,246	35.5	1,335	29.3	(89)	(6.7)
Total gross profit	6,752	24.0	6,943	24.1	(191)	(2.8)

Operating expenses
Selling, engineering, general and administrative	9,197	32.7	7,105	24.7	2,092	29.4
Depreciation and amortization of intangibles	486	1.7	586	2.0	(100)	(17.1)
Total operating expenses	9,683	34.4	7,691	26.7	1,992	25.9

Loss from operations	(2,931)	(10.4)	(748)	(2.6)	(2,183)	291.8

Other income (expense)
Interest expense	(765)	(2.7)	(752)	(2.6)	(13)	1.7
Charge for warrants issued to related party for debt guaranty	--	--	(1,569)	(5.5)	1,569	100.0
Charge for change in estimated fair value of derivative financial instruments - Warrants	(1,317)	(4.7)	--	--	(1,317)	100.0
Charge for fair value of Warrants in excess of net cash proceeds	(924)	(3.3)	--	--	(924)	100.0
Other income (expense)	(14)	(0.0)	(4)	(0.0)	(10)	250.0

Net loss	$(5,951)	(21.0)	$(3,073)	(10.7)	$(2,878)	93.7

Deemed dividend related to beneficial conversion feature of Series A Preferred Stock	(4,539)	(16.1)	--	--	(4,539)	100.0

Net loss available to common stockholders	$(10,490)	(37.1)%	$(3,073)	(10.7)%	$(7,417)	241.4%

Revenue. Revenue from maintenance services and maintenance contract fees (“first call” maintenance services and the resale of vendor maintenance contracts) decreased by 23% from the first half of 2005 to the first half of 2006, primarily due to product mix - a higher percentage of maintenance contract fees (which are reported net of cost of revenue) versus maintenance services in 2006 as compared to 2005.

Revenue from hardware/software sales increased from the first six months of 2005 to the first six months of 2006 by nearly 2%, primarily from an increase in revenue from our Storage Solutions segment offset by a decrease in product sales in our EarthWhere segment. It is important to note that a significant percentage of our revenue continues to be project-based, and as such quarterly results may vary significantly.

Revenue from professional services remained relatively flat from the first half of 2005 to the first half of 2006, with an increase in Storage Solutions professional services partially offset by a slight decrease in EarthWhere professional services year on year. As a percentage of total revenue, revenue from professional services increased slightly, from 8.5% to 8.8% from the first six months of 2005 to the first six months of 2006.

Gross Profit and Margin. Gross profit for the six months ended June 30, 2006 decreased approximately 3% compared to the same period of the prior year. The $191,000 year-on-year decrease in gross profit was attributable to an unfavorable variance of $146,000 due to lower revenue and a $45,000 unfavorable variance due to lower gross margin percentage (“gross margin”) in 2006. Total Company gross margin decreased from 24.1% in the first six months of 2005 to 24.0% in the first six months of 2006, a decrease which was due to a combination of slightly lower gross margins on hardware, software and professional services partially offset by higher gross margins on maintenance revenue. The lower gross margin on product sales was attributable to an increase in the amortization expense of capitalized software development costs, which is included in cost of goods sold. Gross margins on consulting and engineering services were lower in 2006, primarily due to the utilization of outside contractors on a significant Federal government storage solutions project. Gross margins on maintenance revenue increased in the first half of 2006 compared to the first half of 2005 in part due to a higher percentage of sales of vendor maintenance contracts, as noted above, which are reported on a net revenue basis. As stated above, we continue to be a project-based business, and as a result, gross margins fluctuate from project to project, and, depending on mix, may fluctuate from quarter to quarter.

Operating Expenses. Operating expenses comprise selling, marketing, engineering, general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. For the six months ended June 30, 2006, operating expenses increased approximately 26% as compared to the same period of the prior year. This increase from 2005 is primarily the result of significant investment in expanding our EarthWhere segment. Higher sales and engineering personnel costs, primarily due to an increase in the number of employees in the consulting and engineering group in our Federal government storage solutions business and under-utilization of these resources, also contributed to higher SG&A expenses in the first half of 2006 as compared to the first half of 2005. Our average headcount for the first six months of 2006 was 131, of which 29 were in our EarthWhere segment, 82 in our Storage Solutions segment, and 20 in G&A personnel. This compares to an average headcount for the first half of 2005 of 111, of which 18 were in our EarthWhere segment, 72 in our Storage Solutions segment and 21 in G&A. In addition, we recorded an employee severance charge of approximately $200,000 in June, 2006.

Share-Based Compensation Expense. On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised) (“SFAS 123R”), “Share-Based Payment,” using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock over the remaining award service period.

For the six months ended June 30, 2006, we recorded share-based compensation expense of $154,000, which is included in SG&A expense. The expense recorded during the period related to the current period compensation expense for stock options granted in the second quarter and for unvested stock options granted in prior years as calculated under the provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” In accordance with SFAS 123R, we accounted for options granted in prior years using the fair value pricing model used at the grant date to calculate the pro-forma compensation expense required for disclosure under SFAS 123, adjusted to include a provision for estimated forfeitures. We have estimated forfeitures at 20% annually, based on historical trends related to employee turnover and the market price of the Company’s common stock. The Company considers revisions to its assumptions in estimating forfeitures on an ongoing basis. We used the Black-Scholes option pricing model, as we believe this model best reflects the Company’s historical option exercise patterns, with weighted average assumptions as disclosed in Note 4 of the consolidated financial statements included with this report.

As we are applying the modified prospective method of adoption, there was no share-based compensation expense recorded in the same period of 2005. As disclosed in Note 4 of the consolidated financial statements included with this report, had we applied the fair-value recognition provisions of SFAS 123 in the first six months of 2005, we would have recorded $185,000 of share-based compensation expense in that period. The total compensation cost related to nonvested options not yet recognized at June 30, 2006 was $1.6 million and the weighted-average period over which this expense is expected to be recognized is approximately three and a half years. The total fair value of options vested during the first half of 2006 was $320,000.

Depreciation and Amortization. Depreciation and amortization of intangibles for the first six months of 2006 decreased as compared to 2005, due in part to the completion of amortization of certain intangible assets acquired as part of the Solunet Storage acquisition in 2003, as well as the full depreciation in 2005 of certain property and equipment acquired in 2002.

Interest Expense. Interest expense for the six months ended June 30, 2006 increased approximately 2% as compared to the same period of 2005. This slight increase is due to higher interest rates in 2006, which increased on average by nearly 200 basis points in the first half of 2006 as compared to the first half of 2005. The effect on interest expense due to the increase in interest rates was partially offset by lower average borrowings in 2006, as a result of lower debt following the equity raised in the Private Placement. See additional information regarding the Private Placement in Note 3 to the unaudited consolidated financial statements included with this report. Average debt outstanding for the first six months of 2006 was $13.0 million as compared to $16.8 million for the first half of 2005.

Charge for Change in Estimated Fair Value of Derivative Financial Instruments—Warrants. We estimate the fair value of the Warrants at each reporting period, and the net change in the estimated fair value is recorded as a benefit (charge) to the statement of operations. For the six months ended June 30, 2006, the estimated fair value of the Warrants increased as of June 30, 2006, primarily due to the closing price of our common stock as of June 30, 2006, resulting in a charge of $1,317,000. See further discussion of the Warrants in Note 3 to the consolidated financial statements included in this report.

Charge for Fair Value of Warrants in Excess of Proceeds. We recorded the Warrants issued in the April and May 2006 closings of the Private Placement at an initial fair value of approximately $2.6 million. Because the estimated fair value of the Warrants exceeded the net cash proceeds of $1.7 million, we recorded a charge in the statement of operations of $924,000 for the difference between the estimated fair value of the Warrants and the net cash proceeds raised. See further discussion of the Warrants in Note 3 to the consolidated financial statements included in this report.

Deemed Dividend Related to Beneficial Conversion Feature of Convertible Series A Preferred Stock. As part of the Private Placement, we issued convertible Series A Preferred Stock, which contained a beneficial conversion feature, based on the difference between the closing price of the Company’s common stock and the effective conversion price of the convertible Series A Preferred Stock on the closing dates of the transaction. The beneficial conversion feature for the March closing was measured at $4.5 million and recorded as a deemed dividend to preferred stockholders in the March 2006 quarter. No deemed dividend was recorded for the April and May closings based on the $-0- ascribed to the Series A Preferred Stock for those closings. The deemed dividend is included in the net loss available to common stockholders and the basic and diluted net loss per share calculation in the first six months of 2006. See further discussion of the Private Placement in Note 3 to the consolidated financial statements included in this report.

Segment Information

The Company currently operates and reports in two business segments—Storage Solutions and EarthWhere. Following is a summary of segment data for the six months ended June 30, 2006 and 2005.

Storage Solutions
	For the six months ended June 30,
(in thousands)	2006	2005
Net revenue
Product sales and vendor supplied services	$21,824	$21,172
Consulting and engineering services	2,180	2,106
Maintenance services and contract fees	3,398	4,505
Total net revenue	27,402	27,783

Gross Profit	6,459	6,233
Gross margin percentage	23.6%	22.4%
Segment loss from operations	$(457)	$(23)

EarthWhere
	For the six months ended June 30,
(in thousands)	2006	2005
Net revenue
EarthWhere licenses and services	$531	$901
Other hardware and software	245	105
Total net revenue	776	1,006

Gross Profit	292	710
Gross margin percentage	37.6%	70.6%
Segment loss from operations	$(2,028)	$(395)

Both of our operating segments experienced a decrease in revenue from the first half of 2005 to the first half of 2006. EarthWhere revenue was down approximately 22% from 2005 to 2006, due in part to contract award delays on certain Department of Defense opportunities in 2006, with the closing cycle on larger projects taking longer than previously anticipated.

As shown in the tables above, the Company’s overall decrease in gross margin from the first half of 2005 to the first half of 2006 is primarily attributable to a decrease in gross margin in the EarthWhere segment, which is due to an increase in the amortization expense of capitalized software development costs, which is included in cost of revenue, in 2006. For the Storage Solutions Segment, gross margin increased from 22.4% in the first half of 2005 to 23.6% in the first half of 2006, resulting in a 3.6% increase in gross profit in 2006 in spite of slightly lower revenue for the segment.

Liquidity and Capital Resources

Liquidity

Our unaudited consolidated financial statements as presented in Part I—Item 1 of this report have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception, including a net loss of $15.8 million, which included a $9.2 million charge for goodwill impairment, for the year ended December 31, 2005, and a net loss of $6.0 million for the six months ended June 30, 2006, which included non-cash charges totaling $2.2 million for the change in estimated fair value of derivative financial instruments (the Warrants issued in the March, April and May closings of the Private Placement), and for the fair value of derivative financial instruments (Warrants) issued in excess of net cash proceeds. In addition, as of June 30, 2006, we have negative working capital (current liabilities in excess of current assets) of $5.5 million. Accordingly, as of June 30, 2006, the recoverability of a major portion of the recorded asset amounts, including “Goodwill,” is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

As of June 30, 2006, the Company had $2.8 million of undrawn availability on its borrowing facility with Wells Fargo Bank, National Association (“Wells Fargo”). This facility combined with open credit lines with suppliers is anticipated to provide continued liquidity. Our ability to borrow under the Wells Fargo facility is subject to maintaining our accounts receivable balance at current levels, as well as complying with the financial covenants we have made to the lender. If we are unable to comply with our financial covenants to Wells Fargo, the facility could cease to be available to us.

At June 30, 2006, the Company also held a $5.0 million three year term loan (the “Sun Term Loan”) with its majority shareholder, Sun Solunet, LLC (“Sun Solunet”). See further discussion of the Sun Term Loan borrowing terms in Note 6 to the consolidated financial statements included in this report.

On March 2, April 18 and May 4, 2006, we completed three closings of a private placement transaction exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4 (2) and Regulation D promulgated thereunder (the “Private Placement”) with third-party investors, Company executive management and Sun Solunet. We raised approximately $12.3 million, comprised of $4.3 million of cash, net of placement agent and legal fees of approximately $784,000, and Sun Solunet converted $8.0 million of the Sun Loan (as defined below) to equity. We repaid $1.0 million of the outstanding Sun Loan to Sun Solunet, and the remaining $5.0 million of outstanding debt on the Sun Loan was converted to the Sun Term Loan, bearing interest at prime plus 1.0%. We have used the net cash proceeds of approximately $4.3 million from the Private Placement for general working capital needs and funding the EarthWhere segment’s losses for the six months ended June 30, 2006.

We continue to attempt to improve our liquidity through improving our operating results and exploring debt and equity capital opportunities. Key operating performance improvement levers continue to be: sustaining or moderately increasing existing revenue levels, achieving higher revenue gross margins from increased services revenue and EarthWhere software license sales, and maintaining operating expenses as a percentage of gross profit at the same or lower percentage. We also continue to invest in our EarthWhere business, in particular in the product development and sales and distribution areas. At the current revenue levels for EarthWhere, such investment requires significant cash. Increased revenue from EarthWhere software sales would substantially improve operating cash flow. By continuing to generate positive operating cash flow from our Storage Solutions business, and assuming continuation of our current credit facility with Wells Fargo, current business trends and supplier relations, we believe that we have adequate resources to provide sufficient liquidity to fund our operations. However, we may need either to undertake further cost-cutting measures (which could entail curtailing certain operations), or to raise additional debt or equity capital, or both. If we do seek to raise debt or equity capital, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid further cost-cutting. If additional equity capital is raised, the issuance of those shares would also be dilutive to the ownership interests of all other stockholders.

Wells Fargo Line of Credit

In April 2006, the Company and Wells Fargo executed an amendment to the Company’s $12.0 million credit facility credit agreement. This amendment reset financial covenants for 2006 and waived a covenant violation that occurred as of March 31, 2006. Our borrowing rate on this facility at June 30, 2006 was prime plus 5.0%, or 13.25%. This rate is subject to potential decreases, as permitted by Wells Fargo, based on SANZ Inc. and its subsidiary, Solunet Storage, achieving certain financial thresholds during 2006. For the June 2006 quarter, SANZ Inc. and Solunet Storage did not achieve the minimum financial threshold and the borrowing rate on the facility remained at prime plus 5.0% for the Company’s fiscal third quarter of 2006.

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

Effective March 2, 2006, as part of the Company’s Private Placement, Sun Solunet converted $8.0 million of its loan to the Company into Units as described in Note 3 to the consolidated financial statements included in this report, and the Company paid down $1.0 million of the Sun Loan. On April 19, 2006, the Company and Sun Solunet executed an amendment to the Sun Loan agreement, which reduced the loan balance from $13.0 million to $5.0 million and modified the loan from a revolving line of credit to a term loan maturing on March 2, 2009. This amendment formalized the agreement with respect to the Sun Loan that had been previously made in the Credit Support Termination Agreement on March 2, 2006. The parties agreed that Sun Solunet has no additional lending obligation to the Company under the credit facility. Also as part of the new agreement, the Company is no longer obligated to issue debt guaranty warrants to Sun Solunet related to the Sun Loan. The Sun Term Loan bears interest at prime plus 1.0% and all interest accrues and is payable on the maturity date. As of June 30, 2006, the Company had $5.0 million plus $443,000 of accrued interest due to Sun Solunet on the Sun Term Loan.

Cash and Cash Flows

Our cash and cash equivalents decreased from $6,000 at December 31, 2005 to $-0- at June 30, 2006. For the six months ended June 30, 2006, net cash provided by operating activities was $1.2 million, compared to $0.4 million used in operating activities in the same period of 2005. Significant sources of cash from operations for the six months ended June 30, 2006 were: (1) a decrease in our accounts receivable of $4.1 million, due primarily to increased collections of past-due accounts; and (2) an increase in accounts payable of $0.4 million, due to the timing of vendor payments. Our significant use of cash from operations was the net loss incurred for the period of $6.0 million, less non-cash charges of $2.2 million related to the estimated fair value of derivative financial instruments (Warrants issued in the Private Placement), less $649,000 in depreciation and amortization and less a $154,000 non-cash expense for share-based compensation.

Cash used in investing activities for the first six months of 2006 was comprised of purchases of equipment of $233,000 and capitalized software costs of $416,000.

Cash provided by financing activities for the first six months of 2006 consisted of net cash proceeds of $4.3 million from the Private Placement and net payments of $5.2 million on our Wells Fargo line of credit as a result of a lower accounts receivable borrowing base at June 30, 2006 as compared to December 31, 2005.

Capital Resources

We anticipate our capital expenditures for property and equipment for the remainder of 2006 to be in the range of $75,000 to $100,000 per quarter ($300,000 to $400,000 annually). In addition, we will continue to capitalize the development of our EarthWhere software products, which we anticipate will be approximately $500,000 for the remainder of 2006. We expect to fund these capital expenditures from cash, either from operations or line of credit borrowings.

Contractual Obligations

In February 2006, we executed a lease on additional office space in Englewood, Colorado. The new lease is for three years, beginning February 15, 2006 through February 14, 2009, and the monthly rent of approximately $7,000 represents a total commitment over the three years of approximately $250,000.

In the first quarter of 2006, we executed an expansion lease for additional office space in our existing Vienna, Virginia office, to expand our Federal sales efforts, and we moved into the additional space in May, 2006. This expansion lease is for three years, from May 2006 to May 2009. Monthly rent of approximately $4,400 represents a total commitment over the three years of approximately $160,000.

Other than these two additions, there were no other material changes in our contractual obligations, excluding bank debt obligations, during the first six months of 2006.

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

As a result of the Private Placement, we have determined that the accounting for and valuation of financial instruments, including preferred stock, warrants, derivative financial instruments and other potential derivatives, which relate to the issuance of the Series A Preferred Stock and the Warrants in the Private Placement, are additional critical accounting policies. For a detailed discussion on the application of these accounting policies, see Notes 1 and 3 to the unaudited consolidated financial statements included in this report.

The accounting for financial instruments and potential derivatives is significant to our financial statements because the estimated fair value of our derivative financial instruments (the Warrants issued in the Private Placement) is a significant component of our total liabilities, representing approximately 30% of our total liabilities at June 30, 2006, and because the accounting for such instruments requires the use of management’s significant estimates and assumptions. This accounting policy is also significant because of the potential fluctuations in the estimated fair value from period to period, which are recorded as a benefit (charge) to net income on the statement of operations. We estimate the fair value of the Warrants using the Black-Scholes option pricing model. This model requires the use of significant estimates and assumptions related to the estimated term of the financial instruments, the volatility of the price of the Company’s common stock, and interest rates, among other items. Fluctuations in these assumptions may have a significant impact on the estimated fair value of financial instruments, which, in turn, may have a significant impact on our reported financial condition and results of operations.

Recent Accounting Pronouncements

In February, 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which provides guidance on the accounting for beneficial interests in securitized financial assets.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, ‘Accounting for Income Taxes,’” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.

See further discussion in Note 7 to the unaudited consolidated financial statements included in this report.

We believe that the adoption of these and other recent accounting pronouncements will not have a material impact on our financial results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on our outstanding bank debt. At June 30, 2006, we had $7.5 million in variable, prime rate based bank debt. At June 30, 2006, our Sun Term Loan of $5.4 million bore interest at the rate of prime plus 1.0% (or 9.25%) and our Wells Fargo line of credit of $2.1 million bore interest at the rate of prime plus 5.0% (or 13.25%). At June 30, 2006, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $75,000 on an annualized basis, assuming estimated borrowing amounts of $5.4 million for the Sun Term Loan and $2.1 million for Wells Fargo. Currently, we do not utilize interest rate swaps or other types of financial derivative instruments.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. We have not made any changes in our disclosure controls and procedures or in other factors that could have materially affected or are reasonably likely to materially affect those disclosure controls and procedures subsequent to the date of the evaluation described above.

Part II. Other Information

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Shareholders of the Company was held on July 28, 2006. The agenda items for such meeting are shown below together with the vote of the Company’s common stock with respect to such agenda items.

1. The election of nine directors to serve for a term of one year and until their respective successors are elected and qualified.

	Votes For	Votes Withheld
John Jenkins	84,212,173	390,569
Clarence E. Terry	84,214,673	388,069
Stephen G. Marble	84,214,673	388,069
M. Steven Liff	84,144,140	458,533
T. Scott King	84,214,071	388,069
C. Daryl Hollis	84,214,140	388,602
George R. Rea	84,214,673	388,069
Case H. Kuehn	84,214,673	388,069
Kent J. Lund	84,214,673	388,069

2. The adoption of an amendment to the Company’s Second Amended and Restated Articles of Incorporation, as amended, to increase the number of authorized shares of the Company’s common stock from 200,000,000 to 400,000,000.

Votes For	Votes Against	Abstain
83,847,210	562,582	192,950

3. To authorize the board of directors to effect a reverse stock split of the Company’s common stock at a ratio to be determined by the board within a range from 1 for 10 shares and 1 for 25 shares at any time before the date of the next annual meeting of shareholders.

Votes For	Votes Against	Abstain
83,845,700	554,092	202,950

4. The ratification of the appointment of Grant Thornton LLP by the audit committee of the board of directors as the Company’s independent registered public accounting firm for the year ending December 31, 2006.

Votes For	Votes Against	Abstain
84,301,839	290,370	10,533

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