Form 10-Q/A
period 2006-06-30
SAN HOLDINGS INC
filed 2006-10-06
CIK 799097

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

SAN HOLDINGS, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10−Q/A (the “Form 10−Q/A”) to the Quarterly Report on Form 10−Q for SAN Holdings, Inc. (the “Company”) for the period ended June 30, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on August 25, 2006 (the “Original Filing”), is being filed solely to amend the disclosure in Part I—Item 4 of the Original Filing with respect to changes in internal control over financial reporting that occurred during the reporting period. For the convenience of the reader, this Form 10−Q/A sets forth the Original Filing in its entirety. However, this Form 10−Q/A only amends and restates Part I—Item 4 of the Original Filing, in each case, solely as a result of, and to reflect, disclosure relating to changes in internal control over financial reporting that occurred during the reporting period, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes−Oxley Act of 2002, and are attached as Exhibits 31.01, 31.02, 32.01 and 32.02 to this report.

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

Item 4. Controls and Procedures
Disclosure Controls and Procedures.  We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Internal Control Over Financial Reporting. Except as described below with respect to the Company’s accounting for convertible preferred stock and derivative financial instruments, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 3006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As previously disclosed in the Company’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2006, the Company restated its consolidated financial statements as of and for the three months ended March 31, 2006 related to the Company’s accounting for the March Closing of its Private Placement. The adjustments involved the valuation and classification of amounts assigned to the Company’s Series A Preferred Stock, Warrants and the deemed dividend related to the beneficial conversion feature of the Series A Preferred Stock issued in the March Closing of the Private Placement.

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

SAN Holdings, Inc. (Registrant)

Date: October 6, 2006	By:	/s/ John Jenkins
John Jenkins, Chief Executive Officer

Date: October 6, 2006	By:	/s/ Robert C. Ogden
Robert C. Ogden, Chief Financial Officer
(Principal Financial and Accounting Officer)