Form 10-Q
period 2006-09-30
SAN HOLDINGS INC
filed 2006-11-28
CIK 799097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 20, 2006, 95,811,278 shares of the registrant’s common stock, no par value per share, were outstanding.

SAN Holdings, Inc.

Part I. Financial Information

Item 1. Financial Statements

SAN Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except for share data)

	September 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$—	$6
Accounts receivable, net of allowance for doubtful accounts of $155 and $168, respectively	11,608	11,832
Inventories, net of valuation allowance of $6 and $29, respectively	312	176
Deferred maintenance contracts	1,721	2,060
Prepaid expenses and other current assets	682	676
Total current assets	14,323	14,750

Property and equipment, net	502	673
Capitalized software, net	1,261	872
Goodwill	22,808	22,808
Intangible assets, net	1,532	1,736
Other assets	221	378
Total long-term assets	26,324	26,467

TOTAL ASSETS	$40,647	$41,217

SAN Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except for share data)

	September 30, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

Line of credit - Wells Fargo Bank, National Association	$5,510	$7,292
Line of credit - Sun Solunet, LLC - related party	—	13,109
Accounts payable	10,338	8,610
Accrued expenses	2,055	2,560
Deferred revenue	2,593	2,805
Total current liabilities	20,496	34,376

Long-term debt - Sun Solunet, LLC - related party	5,561	—
Accrued liquidated damages - related party	2,240	—
Accrued liquidated damages - outside investors	1,191	—
Total liabilities	29,488	34,376

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock; no par value; 10,000,000 shares authorized; Series A, 3% cumulative convertible preferred stock, 400 shares designated and 277.6 and -0- shares issued and outstanding, respectively, (liquidation preference of $13,055) (Note 3)	9,078	—
Common stock; no par value, 400,000,000 shares authorized; 95,811,278 shares issued and outstanding	32,577	32,577
Warrants and stock options	17,843	8,568
Accumulated deficit	(48,339)	(34,304)
Total stockholders’ equity	11,159	6,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,647	$41,217

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
Product sales and vendor supplied services	$11,138	$14,062	$33,333	$35,846
Consulting and engineering services	1,850	1,658	4,324	4,102
Maintenance services and maintenance contract fees	1,792	2,319	5,301	6,880
Total revenue	14,780	18,039	42,958	46,828

Cost of revenue
Product sales and vendor supplied services	8,937	10,870	26,546	28,018
Consulting and engineering services	1,136	1,057	2,690	2,529
Maintenance services and maintenance contract fees	1,100	1,569	3,363	4,795
Total cost of revenue	11,173	13,496	32,599	35,342

Gross profit	3,607	4,543	10,359	11,486

Operating expenses
Selling, engineering, general and administrative	4,062	4,321	13,259	11,425
Depreciation and amortization of intangibles	151	281	637	868
Total operating expenses	4,213	4,602	13,896	12,293

Loss from operations	(606)	(59)	(3,537)	(807)

Other income (expense)
Interest expense
Sun Solunet, LLC - related party	(156)	(37)	(565)	(113)
Bank	(175)	(375)	(531)	(1,051)
Total interest expense	(331)	(412)	(1,096)	(1,164)

Charge for warrants issued to related party for debt guaranty	—	—	—	(1,569)

Benefit (charge) for change in estimated fair value of derivative financial instruments - Warrants - (Note 3)
- related parties	595	—	(1,191)	—
- outside investors	348	—	817	—

Charge for fair value of Warrants in excess of net cash
proceeds (Note 3)	—	—	(924)	—

Charge due to the agreement to reprice Warrants (Note 3)
- related parties	(1,489)	—	(1,489)	—
- outside investors	(825)	—	(825)	—

Liquidated damages payable under registration rights agreement (Note 3)
- related parties	(751)	—	(751)	—
- outside investors	(366)	—	(366)	—

Other income (expense)	(120)	(35)	(134)	(39)

Net loss	$(3,545)	$(506)	$(9,496)	$(3,579)

SAN Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Deemed dividend related to beneficial conversion feature of convertible Series A Preferred Stock (Note 3)	—	—	(4,539)	—

Net loss available to common stockholders	$(3,545)	$(506)	$(14,035)	$(3,579)

Basic and diluted net loss per share	$(0.03)	$(0.00)	$(0.12)	$(0.03)

Weighted average shares outstanding - basic and diluted	116,352,995	109,338,532	116,038,086	107,043,358

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands, except share data)

	Series A Preferred Stock		Common Stock		Warrants and	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	options	Deficit	(Deficit)

Balances, January 1, 2006	—	$—	95,811,278	$32,577	$8,568	$(34,304)	$6,841

Beneficial conversion feature of convertible Series A Preferred Stock	—	—	—	—	—	(4,539)	(4,539)
Share-based compensation expense	—	—	—	—	72	—	72
Net loss for the period	—	—	—	—	—	(5,617)	(5,617)

Balances, March 31, 2006	—	—	95,811,278	32,577	8,640	(44,460)	(3,243)

Share-based compensation expense	—	—	—	—	82	—	82
Net loss for the period	—	—	—	—	—	(334)	(334)

Balances, June 30, 2006	—	—	95,811,278	32,577	8,722	(44,794)	(3,495)

Reclassification of Series A Preferred Stock from temporary equity to permanent equity	277.6	9,078	—	—	—	—	9,078
Reclassification of Warrants from liabilities to permanent equity	—	—	—	—	9,030	—	9,030
Share-based compensation expense	—	—	—	—	91	—	91

Net loss for the period	—	—	—	—	—	(3,545)	(3,545)

Balances, September 30, 2006	277.6	$9,078	95,811,278	$32,577	$17,843	$(48,339)	$11,159

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,496)	$(3,579)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	948	946
Write-off of capitalized software development costs	—	99
Share-based compensation	245	—
Charge for warrants issued to related party for debt guaranty	—	1,569
Charge for change in estimated fair value of derivative financial instruments - Warrants - related parties (Note 3)	1,191	—
Benefit for change in estimated fair value of derivative financial instruments - Warrants - outside investors (Note 3)	(817)	—
Charge for fair value of Warrants in excess of net cash proceeds (Note 3)	924	—
Charge due to the agreement to reprice Warrants (Note 3)
- related parties	1,489	—
- outside investors	825	—

Changes in operating assets and liabilities:
Accounts receivable	224	1,613
Inventories	(136)	88
Deferred maintenance contracts	339	480
Prepaid expenses and other current assets	(6)	(122)
Other assets	124	(20)
Accounts payable	1,728	79
Accrued expenses	(505)	(476)
Accrued liquidated damages - related party	751	—
Accrued liquidated damages - outside investors	366	—
Deferred revenue	(212)	(649)
Net cash provided by (used in) operating activities	(2,018)	28

Cash flows from investing activities:
Purchase of property and equipment, net	(270)	(275)
Capitalized software costs	(659)	(653)
Net cash used in investing activities	(929)	(928)

Cash flows from financing activities:
Issuance of convertible Series A Preferred Stock, net of issuance costs	4,271	—
Net payments on line of credit - Wells Fargo Bank, National Association	(1,782)	(3,386)
Net borrowings on line of credit - Sun Solunet, LLC - related party	452	—
Net borrowings on line of credit - Harris N.A.	—	3,800
Net cash provided by financing activities	2,941	414

Net decrease in cash and cash equivalents	(6)	(486)

Cash and cash equivalents at beginning of period	6	486

Cash and cash equivalents at end of period	$—	$—

SAN Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2006	2005

Supplemental disclosure of other cash flow information:

Interest paid	$594	$1,125

Supplemental disclosure of non-cash investing and financing activities:

Transfer of property and equipment to inventory	$41	$19
Conversion of Sun Solunet, LLC debt to convertible Series A Preferred Stock	8,000	—
Allocation of proceeds from Series A Preferred Stock to Warrants issued to: - related parties	4,465	—
- outside investors	$4,191	$—

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

As a result of the Company’s private placement transaction that took place in three closings in March, April and May 2006 (“Private Placement”), the Company determined that the accounting for and valuation of financial instruments, including preferred stock, warrants, derivative financial instruments and other potential derivatives, which relate to the issuance of the Company’s Series A Preferred Stock and Warrants (as defined in Note 3 below) issued in the Private Placement, should be included in the Company’s critical accounting policies. As further described in Note 3, the Company evaluates its equity instruments as potential derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19,” EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and the SEC Staff comments in its “Current Accounting and Disclosure Issues,” dated December 1, 2005.

NOTE 2 - FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception, including a net loss of $15.8 million, which included a $9.2 million charge for goodwill impairment, for the year ended December 31, 2005, and a net loss of $9.5 million for the nine months ended September 30, 2006, which included non-cash charges totaling $3.6 million for the change in estimated fair value of derivative financial instruments (the Warrants issued in the March, April and May closings of the Private Placement), for the fair value of derivative financial instruments (Warrants) issued in excess of net cash proceeds, and for the agreement to reprice certain of the Warrants in settlement of future liquidated damages. In addition, as of September 30, 2006, we have negative working capital (current liabilities in excess of current assets) of $6.2 million. Accordingly, as of September 30, 2006, the recoverability of a major portion of the recorded asset amounts, including “Goodwill,” is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

As of September 30, 2006, the Company had $2.2 million of undrawn availability on its borrowing facility with Wells Fargo Bank, National Association (“Wells Fargo”). Our ability to borrow under the Wells Fargo facility is subject to maintaining our accounts receivable balance at current levels, as well as complying with the financial covenants we have made to the lender. If we are unable to comply with our financial covenants to Wells Fargo, the facility could cease to be available to us.

At September 30, 2006, the Company also held a $5.0 million three-year term loan (“Sun Term Loan”) with its majority shareholder, Sun Solunet, LLC (“Sun Solunet”). See further discussion of the Sun Term Loan borrowing terms in Note 6.

On October 27, 2006, the Company entered into a revolving credit facility (the “Harris Facility”) in the amount of $1.5 million with Harris N.A. (formerly known as Harris Trust and Savings Bank) (“Harris”). Borrowings under the Harris Facility bear interest at prime and are payable upon demand by Harris. The purpose of obtaining this facility was to provide additional working capital to the Company and its subsidiaries. As a condition precedent to obtaining the Harris Facility, Sun Capital Partners II, LP, an affiliate of Sun Solunet, entered into an ongoing guaranty of the debt incurred by the Company under the Harris Facility. As of the date of this report, the Company has principal borrowings outstanding under the Harris Facility of $1.0 million.

The Wells Fargo facility, the Harris Facility and open credit lines with suppliers are anticipated to provide continued liquidity.

NOTE 3 - PRIVATE PLACEMENT

On March 2, 2006, April 18, 2006 and May 4, 2006 (the “Closing Dates”), the Company completed three closings of the Private Placement, dated and effective as of February 28, 2006, April 18, 2006 and May 4, 2006, respectively, with third-party investors, Company executive management (collectively, the “Purchasers”) and Sun Solunet, its majority shareholder. In consideration for net proceeds of approximately $12.3 million, comprised of $4.3 million of cash, net of placement agent and legal fees of approximately $784,000, and the conversion of $8.0 million of $14.0 million in debt owed by the Company under its credit facility with Sun Solunet (the “Sun Loan”), as assignee of Harris N.A., the Company issued a total of 277.6 units (“Units”), each Unit consisting of:

(a)
one share of the Company’s newly designated convertible series A preferred stock, no par value per share (“Series A Preferred Stock”) initially convertible into 333,333 shares of the Company’s common stock at an exercise price of $0.15 per share, no par value per share;

(b)	a warrant to purchase 166,667 shares of common stock exercisable for five years from the Closing Date at an initial exercise price of $0.30 per share (the “A Warrants”);

(c)
a warrant to purchase 166,667 shares of common stock exercisable for five years from the Closing Date at an initial exercise price of $0.50 per share (the “B Warrants”) (together with the warrants described in clause (b) above, the “Warrants”).

The Company used the cash proceeds from the Private Placement for general working capital needs and funding its operating loss for the nine months ended September 30, 2006.

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

At our annual meeting of shareholders held on July 28, 2006 (the “Annual Meeting”) our shareholders voted and approved the following proposals:

•
An increase in the authorized capital of the Company from 200,000,000 to 400,000,000 shares. An amendment to our Articles of Incorporation implementing this increase was filed and became effective on July 31, 2006.

•	A reverse stock split of the outstanding common stock within the range of 1 for 10 shares and 1 for 25 shares, to be determined by the board of directors.

Further details of this vote and other matters approved at the Annual Meeting are included in our quarterly report on Form 10-Q for the three months ended June 30, 2006 in Part II—Item 4, “Submission of Matters to a Vote of Security Holders.”

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

The Series A Preferred Stock is perpetual and carries a 3% cumulative dividend, payable in shares of the Company’s common stock based on the market price of the Company’s common stock calculated as set forth in the Certificate. At July 31, 2006, pursuant to the terms of the Series A Preferred Stock, the Company declared a common stock dividend of approximately $155,000 payable in 704,799 shares of the Company’s common stock. As of September 30, 2006, the Company had accumulated, but had not declared or paid, an additional $65,000 related to this dividend.

The Series A Preferred Stock does not contain a mandatory redemption feature, but carries registration rights that require the Company to remunerate liquidated damages (2% per month in the form of cash) to the investors in the event of failing to register the shares of common stock that the Company is required to issue upon conversion of the Series A Preferred Stock (and as dividends) within 150 days of the Closing Dates (with respect to the shares of Series A Preferred Stock issued on such date) and, with certain exceptions, to maintain said registration of the shares of the Company’s common stock underlying the Series A Preferred Stock for so long as the Series A Preferred Stock remains outstanding, as described under “Registration Rights Agreement” below.

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

Based on the increase of our authorized shares at our Annual Meeting on July 28, 2006, we concluded that one of the criteria for equity classification of the Warrants as stipulated in EITF 00-19 (sufficient authorized shares in order to net-share or physically settle all issued and outstanding Warrants and other commitments) was met as of that date. In addition, we further considered another requirement for equity classification of the Warrants under EITF 00-19 regarding liquidated damages related to the registration rights agreement associated with the Warrants. We considered EITF 05-4, from which we adopted “View C” of the three alternative views with regard to the registration rights agreement, which stipulates that, “the registration rights agreement and the warrant agreement are separate agreements and the liquidated damages penalty under the registration rights agreement [does] not affect the Issue 00-19 analysis,” (EITF Agenda Committee Meeting (Potential New Issues), dated February 1, 2005). The Financial Accounting Standards Board (“FASB”) further confirmed this position in its proposed FASB Staff Position (“FSP”) EITF 00-19-b in October 2006, which stipulates that registration rights agreements “should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.” Since we accounted for the registration rights agreement separately from the Warrants, we determined that the Warrants met all of the requirements for equity classification under EITF 00-19 as of July 28, 2006.

Accordingly, effective July 28, 2006, we concluded that the Warrants should be reclassified from a derivative financial instrument liability to “Warrants and options” under stockholders’ equity. We revalued the Warrants as of this date and classified the Warrants to stockholders’ equity.

The estimated fair value of the Warrants issued in the Private Placement at inception (the Closing Dates) through July 28, 2006 is as follows (in thousands):

	Warrants issued to Sun Solunet, LLC and management - related parties	Warrants issued to outside investors	Total

Issuance of Warrants in March Closing	$4,465	$1,575	$6,040
Change in estimated fair value of Warrants	2,977	1,041	4,018
March 31, 2006	7,442	2,616	10,058

Issuance of Warrants in April and May Closings	—	2,616	2,616
Change in estimated fair value of Warrants	(1,191)	(1,510)	(2,701)
June 30, 2006	$6,251	$3,722	$9,973

Change in estimated fair value of Warrants	(595)	(348)	(943)
July 28, 2006	$5,656	$3,374	$9,030

The net change in estimated fair value for each period is included as a benefit (charge) in the statement of operations and totaled $943,000 and ($374,000) for the three and nine months ended September 30, 2006, respectively.

We estimated the fair value of the Warrants issued in the Private Placement using the Black-Scholes option pricing model with the following assumptions:

	Closing Dates	March 31, 2006	June 30, 2006	July 28, 2006

Expected dividend yield	0%	0%	0%	0%
Expected volatility	62 - 64.8%	62%	64.8%	63.7%
Expected term	5 years	4.91 years	4.66 - 4.83 years	4.5 - 4.75 years
Risk-free interest rate	4.66 - 5.00%	4.78%	5.18%	4.98%

We estimated volatility primarily based on historical volatility rates for the years 2001 through September 2006. The Warrants have a transferability provision and based on guidance provided in the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”), for options issued with such a provision, we used the full, five-year contractual term as the expected term of the Warrants. For the risk-free interest rate, we used the five year U.S. Treasury zero coupon rate as of the measurement dates.

Registration Rights Agreement

As discussed above under the heading, “Warrants,” we accounted for the registration rights agreement associated with the Private Placement separately from the Series A Preferred Stock and Warrants. In accordance with the guidance issued by the FASB in the proposed FSP EITF 00-19-b in October 2006 regarding registration rights agreements, we recorded the liability associated with the registration payment arrangements using a model consistent with the accrual of loss contingencies under FASB Statement No. 5, “Accounting for Contingencies.” As of the date of this filing, the Company’s registration statement to register the underlying shares of common stock that the Company is required to issue upon conversion of the Series A Preferred Stock or upon exercise of the Warrants has not become effective.

Under the registration rights agreement, the Company became obligated to pay liquidated damages 150 days after each of the Closing Dates. The first of these dates was August 1, 2006. The liquidated damages were payable on each monthly anniversary until the registration statement was declared effective by the SEC. In addition, interest accrued on the liquidated damages at a rate of 12% per annum, if the payments were not made within seven days after the date payable.

On November 22, 2006, the Company entered into an agreement (the “Agreement”) with substantially all of the Purchasers in the Private Placement, which set forth the amount of liquidated damages and interest related thereto due to said Purchasers. Under the terms of the Agreement, the Company is obligated to pay liquidated damages and interest accrued through November 15, 2006 (the “Liquidated Damages”), and has no further obligation to any of such Purchasers for liquidated damages beyond this date. As of September 30, 2006, the Company accrued $1,117,000 of Liquidated Damages, which represented the approximate total amount due as of November 15, 2006, and of which approximately $751,000 and $366,000 were payable to related parties and the other Purchasers, respectively, and, as a result of the Agreement, payable 15 months from the date of issuance of the Promissory Notes (as defined below). Additionally, and as part of the Agreement, the B Warrants were agreed to be repriced from an exercise price of $0.50 per share to $0.20 per share. The exercise price of the A Warrants remained at $0.30 per share. This modification resulted in a non-cash charge in the amount of $2,314,000 for the three months and nine months ended September 30, 2006 to reflect the agreement to reprice the B Warrants as of November 15, 2006. As of November 15, 2006, the Warrants were valued using the Black Scholes option pricing model with the following assumptions: estimated volatility of 63.7%; risk free interest rate of 4.6%; an estimated life of 4.3 years and no dividends. These Agreements and modification of the Warrants in November 2006 were in satisfaction of the Registration Rights Agreements and therefore, under SFAS No. 5, the Company accrued $3.4 million ($1.1 million of Liquidated Damages and $2.3 million related to the agreement to reprice the B Warrants) as of September 30, 2006.

Also in November 2006, the Company expects to issue an unsecured promissory note (the “Promissory Note”) to each of the Purchasers that are a party to the Agreement for payment of the Liquidated Damages. Terms of each Promissory Note are: (1) payment in cash, or, at the option of the Purchaser, in shares of the Company’s common stock (the terms of any issuance of common stock to be mutually agreed upon by the Company and the Purchaser); (2) payment due 15 months from the date of issuance of the Promissory Note; and (3) interest payable at the due date at 12% per annum.

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

For the three and nine months ended September 30, 2006, the Company recorded $91,000 and $245,000, respectively, of share-based compensation expense. The expense recorded during the period related to the current period compensation expense for stock options granted in the second quarter and for unvested stock options granted in prior years as calculated under the provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” In accordance with SFAS 123R, we accounted for options granted in prior years using the fair value pricing model used at the grant date to calculate the pro-forma compensation expense required for disclosure under SFAS 123, adjusted to include a provision for estimated forfeitures. We have estimated forfeitures at 20% annually, based on historical trends related to employee turnover and the market price of the Company’s common stock. The Company considers revisions to its assumptions in estimating forfeitures on an ongoing basis. For the options granted in 2006, we estimated the expected term of the options using the “simplified method” as discussed in SAB 107, that is, the arithmetic mean of the weighted vesting period and contractual life, or 6.25 years. We used the Black-Scholes option pricing model, as we believe this model best reflects the Company’s historical option exercise patterns, with the following weighted average assumptions:

	Nine months ended September 30,	Years ended December 31,
	2006	2005	2004	2003

Expected dividend yield	0%	0%	0%	0%
Expected volatility	64.8%	64%	68%	80%
Expected term	6.25 years	5 years	5 years	5 years
Risk-free interest rate	5.00%	4.00%	3.95%	2.00%

The weighted average grant date fair value of options granted was $0.23 per share for the nine months ended September 30, 2006 and $0.16, $0.24 and $0.28 per share for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock Option Plans

The Company has in effect three Stock Option Plans, a 2000 Stock Option Plan, a 2001 Stock Option Plan and a 2003 Stock Option Plan.

On March 1, 2000, shareholders of the Company approved the 2000 Stock Option Plan. The total number of shares of common stock reserved for options issuable under this plan may not exceed 1,500,000 shares. The 2001 Stock Option Plan was adopted on September 20, 2001. At September 30, 2006, the total number of shares of common stock reserved for options issuable under this plan was 5,000,000. Options granted under these plans vest generally over three to ten years. The exercise price of options granted under both plans is required to be not less than 80% of the fair market value per share on the date of option grant. With the exception of “roll-over” options that were included in the 2001 Stock Option Plan upon our acquisition of ITIS Services (i.e., options previously issued by ITIS Services that we assumed in that acquisition), all options granted to date under both plans have had an exercise price equal to, or in excess of, fair market value at the date of grant.

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

The following table summarizes option activity for the three stock option plans during the three months and nine months ended September 30, 2006 (in thousands, except per share data):

	# of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
For the nine months ended September 30, 2006
Outstanding at January 1, 2006	11,131	$0.51
Granted	4,740	0.35
Exercised	—	—
Forfeited or expired	(1,209)	0.34
Outstanding at September 30, 2006	14,662	$0.47	7.3 years	$3
Exercisable at September 30, 2006	7,168	$0.57	5.5 years	$—

	# of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
For the three months ended September 30, 2006
Outstanding at June 30, 2006	14,941	$0.52
Granted	—	—
Exercised	—	—
Forfeited or expired	(279)	0.37
Outstanding at September 30, 2006	14,662	$0.47	7.3 years	$3
Exercisable at September 30, 2006	7,168	$0.57	5.5 years	$—

The total fair value of options vested during the three and nine months ended September 30, 2006 was $1,000 and $321,000, respectively. The total compensation cost related to nonvested options not yet recognized at September 30, 2006 was $1.4 million and the weighted-average period over which this expense is expected to be recognized is approximately 3.3 years.

Prior to the adoption of SFAS 123R, as permitted under SFAS 123, the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, no compensation expense was recognized in connection with the grant of stock options to employees and directors prior to the adoption of SFAS 123R on January 1, 2006, as all options granted had an exercise price equal to the market value of the underlying stock at the date of grant. Under the modified prospective method, the Company did not restate its operating results related to share-based compensation expense for the three months and nine months ended September 30, 2005, but continues to disclose the pro forma effect for that period as if the Company had applied the fair value recognition provisions of SFAS 123.

(In thousands, except for per share data)	Three Months Ended September 30, 2005	Nine months Ended September 30, 2005

Net loss, as reported	$(506)	$(3,579)
Deduct, total stock-based compensation expense determined under fair-value based method, net of related tax effects	—	(183)

Pro forma net loss	$(506)	$(3,762)
Basic and diluted net loss per share:
As reported	$(0.00)	$(0.03)
Pro forma	$(0.00)	$(0.04)

NOTE 5 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. In addition to common shares outstanding, and in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS 128”), any shares issuable for little or no cash consideration are considered outstanding shares and included in the calculation of weighted average number of common shares. Accordingly, for the three and nine months ended September 30, 2006 the weighted average number of common shares outstanding included 20,066,744 shares, and for the three and nine months ended September 30, 2005, the weighted average number of common shares outstanding included 13,527,254 and 11,232,080 shares, respectively, issuable under outstanding debt guaranty warrants that were immediately exercisable at $0.001 per share, and held by our majority shareholder, Sun Solunet.

At July 31, 2006, pursuant to the terms of the Series A Preferred Stock issued in the Private Placement, the Company declared a common stock dividend of 704,799 shares of the Company’s common stock. These shares have been included in the weighted average shares outstanding used in earnings (loss) per share calculations.

Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Convertible Series A Preferred Stock, warrants and options outstanding to purchase an aggregate of 208,478,249 and 29,529,431 shares of common stock as of September 30, 2006 and 2005, respectively, have been excluded from the diluted share calculations for the three and six-month periods ending September 30, 2006 and 2005, respectively, as they were antidilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.

NOTE 6 - DEBT

Wells Fargo Line of Credit

As of September 30, 2006, the Company had $2.2 million of undrawn availability on its borrowing facility with Wells Fargo. In April 2006, the Company and Wells Fargo executed an amendment to the Company’s $12.0 million credit facility credit agreement. This amendment reset financial covenants for 2006 and waived a covenant violation that occurred as of March 31, 2006. Our borrowing rate on this facility at September 30, 2006 was prime plus 5.0%, or 13.25%. This rate is subject to potential decreases, as permitted by Wells Fargo, based on SANZ Inc. and its subsidiary, Solunet Storage, achieving certain financial thresholds during 2006. For the September 2006 quarter, SANZ Inc. and Solunet Storage did not achieve the minimum financial threshold and the borrowing rate on the facility remained at prime plus 5.0% for the Company’s fiscal fourth quarter of 2006. As of September 30, 2006, the Company was in compliance with all of the financial covenants under the Wells Fargo credit agreement.

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

Effective March 2, 2006, as part of the March 2006 closing of the Private Placement, Sun Solunet converted $8.0 million of its loan to the Company into Units as described in Note 3, and the Company paid down $1.0 million of the Sun Loan. On April 19, 2006, the Company and Sun Solunet executed an amendment to the Sun Loan agreement, which reduced the loan balance from $13.0 million to $5.0 million and modified the loan from a revolving line of credit to a term loan maturing on March 2, 2009. The parties agreed that Sun Solunet has no additional lending obligation to the Company under the credit facility. Also as part of the new agreement, the Company is no longer obligated to issue debt guaranty warrants to Sun Solunet. This amendment formalized the agreement with respect to the Sun Loan that had been previously made in the Credit Support Termination Agreement on March 2, 2006. This loan bears interest at prime plus 1.0% (9.25% at September 30, 2006) and all interest accrues and is payable on the maturity date. As of September 30, 2006, the Company had $5.0 million in principal and $561,000 of accrued interest due to Sun Solunet on the Sun Term Loan. See further discussion of the Sun Term Loan in Note 3.

Harris Facility

On October 27, 2006, the Company entered into a revolving credit facility in the amount of $1.5 million with Harris N.A. Borrowings under the Harris Facility bear interest at prime and are payable upon demand by Harris N.A. The purpose of obtaining this facility was to provide additional working capital to the Company and its subsidiaries. As a condition precedent to obtaining the Harris Facility, Sun Capital Partners II, LP, an affiliate of Sun Solunet, entered into an ongoing guaranty of the debt incurred by the Company under the Harris Facility. As of the date of this report, the Company has principal borrowings outstanding under the Harris Facility of $1.0 million.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006.

The Company believes that the adoption of these accounting pronouncements will not have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning January 1, 2008. Management is currently evaluating the potential impact of adopting SFAS 157 on the Company’s financial statements.

NOTE 8 - SEGMENT INFORMATION

Description of Segments

SANZ’ current business is comprised of two reporting segments: (1) a data storage systems integrator (“Storage Solutions”) and (2) a spatial data management software and services provider (“EarthWhere”).

A description of the types of products and services provided by each reportable segment is as follows:

• The Storage Solutions segment is a system integrator that provides data storage solutions to meet a client’s specific needs, including both data storage networks and data backup/recovery systems; along with associated maintenance services and storage-related consulting services;

• The EarthWhere segment consists of the resale of our proprietary data management software product, “EarthWhere™,” which facilitates imagery data access and provisioning for geospatial digital imagery users (principally satellite and aerial imagery and map data), together with associated support and consulting services.

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

Selected financial information for each reportable segment was as follows for the three and nine months ended September 30, 2006, and 2005 (in thousands):

For the three months ended September 30, 2006	Storage Solutions	EarthWhere	Total
Total net revenue	$13,275	$1,505	$14,780
Depreciation and amortization	145	6	151
Segment loss from operations	(193)	(241)	(434)

2005
Total net revenue	17,626	413	18,039
Depreciation and amortization	214	67	281
Segment income (loss) from operations	$771	$(667)	$104

For the nine months ended September 30, 2006	Storage Solutions	EarthWhere	Total
Total net revenue	$40,677	$2,281	$42,958
Depreciation and amortization	511	126	637
Segment loss from operations	(649)	(2,270)	(2,919)

2005
Total net revenue	45,409	1,419	46,828
Depreciation and amortization	676	192	868
Segment income (loss) from operations	$755	$(1,070)	$(315)

The reconciliation of segment loss from operations to SANZ’ consolidated loss from operations and net loss was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net segment revenue	$14,780	$18,039	$42,958	$46,828
Loss from operations:
Total segment income (loss) from operations	(434)	104	(2,919)	(315)
Unallocated corporate costs	(172)	(163)	(618)	(492)
Loss from operations	(606)	(59)	(3,537)	(807)

Interest expense	(331)	(412)	(1,096)	(1,164)
Charge for warrants issued to related party for debt guaranty	—	—	—	(1,569)
Benefit (charge) for change in estimated fair value of derivative financial instruments - Warrants	943	—	(374)	—
Charge for fair value of Warrants in excess of net cash proceeds	—	—	(924)	—
Charge due to the agreement to reprice Warrants	(2,314)	—	(2,314)	—
Liquidated damages	(1,117)	—	(1,117)	—
Other income (expense)	(120)	(35)	(134)	(39)
Net loss	$(3,545)	$(506)	$(9,496)	$(3,579)

Customer Concentration

The following table shows significant customers as a percentage of accounts receivable at September 30, 2006 and 2005 and as a percentage of revenue for the three and nine months ended September 30, 2006, and 2005, respectively. Customer A represents the aggregate of all Federal government agencies to which the Company sells directly. Both the Storage Solutions and EarthWhere segments report revenue from Customer A; all of Customer B, and C’s revenue is reported under the Storage Solutions segment.

	Accounts receivable		Revenue
			For the three months ended		For the nine months ended
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005

Customer A	22.7%	20.7%	15.7%	11.0%	9.1%	17.6%
Customer B	9.2	13.6	6.2	33.8	8.9	14.6
Customer C	0.1	—	13.2	—	4.7	—

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

Registration Statement and Liquidated Damages

As discussed in Note 3 to the consolidated financial statements included in this report, the Private Placement transaction included a registration rights agreement which required us to pay liquidated damages (2% per month in the form of cash) to the investors of the Private Placement in the event of failing to register the underlying shares of common stock that we were required to issue upon conversion of the Series A Preferred Stock within 150 days of the Closing Dates. As of the date of this filing, our registration statement to register the shares of common stock that we are required to issue upon conversion of the Series A Preferred Stock or upon exercise of the Warrants issued in the Private Placement has not become effective.

Under the registration rights agreement, the Company became obligated to pay liquidated damages 150 days after each of the Closing Dates. The first of these dates was August 1, 2006. The liquidated damages were payable on each monthly anniversary until the registration statement was declared effective by the SEC. In addition, interest accrued on the liquidated damages at a rate of 12% per annum, if the payments were not made within seven days after the date payable.

On November 22, 2006, the Company entered into an agreement (the “Agreement”) with substantially all of the Purchasers in the Private Placement, which set forth the amount of liquidated damages and interest related thereto due to said Purchasers. Under the terms of the Agreement, the Company is obligated to pay liquidated damages and interest accrued through November 15, 2006 (the “Liquidated Damages”), and has no further obligation to any of such Purchasers for liquidated damages beyond this date. As of September 30, 2006, the Company accrued $1,117,000 of Liquidated Damages, which represented the approximate total amount due as of November 15, 2006, and of which approximately $751,000 and $366,000 were payable to related parties and the other Purchasers, respectively, and, as a result of the Agreement, are payable 15 months from the date of issuance of the Promissory Notes (as defined below). Additionally, and as part of the Agreement, the B Warrants were agreed to be repriced from an exercise price of $0.50 per share to $0.20 per share. The exercise price of the A Warrants remained at $0.30 per share. This modification resulted in a non-cash charge in the amount of $2,314,000 for the three months and nine months ended September 30, 2006 to reflect the agreement to reprice the B Warrants as of November 15, 2006. These Agreements and modification of the Warrants in November 2006 were in satisfaction of the Registration Rights Agreements and therefore, under SFAS No. 5, the Company accrued $3.4 million ($1.1 million of Liquidated Damages and $2.3 million related to the agreement to reprice the B Warrants) as of September 30, 2006.

Also in November 2006, the Company expects to issue an unsecured promissory note (the “Promissory Note”) to each of the Purchasers that are a party to the Agreement for payment of the Liquidated Damages. Terms of each Promissory Note are: (1) payment in cash, or, at the option of the Purchaser, in shares of the Company’s common stock (the terms of any issuance of common stock to be mutually agreed upon by the Company and the Purchaser); (2) payment due 15 months from the date of issuance of the Promissory Note; and (3) interest payable at the due date at 12% per annum.

Results of Operations

Selected Consolidated Statements of Operations Data

The following table presents Consolidated Statements of Operations data for the three and nine months ended September 30, 2006 and 2005 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Results of Operations for the Three Months Ended September 30, 2006
Compared to the Three Months Ended September 30, 2005

(In thousands, except for percentages)	For the three months ended September 30,				$ Change	% Change
	2006	% of rev	2005	% of rev	2005 - 2006	2005 - 2006
Revenue
Product sales and vendor supplied services	$11,138	75.4%	$14,062	78.0%	$(2,924)	(20.8)%
Consulting and engineering services	1,850	12.5	1,658	9.2	192	11.6
Maintenance services and contract fees	1,792	12.1	2,319	12.8	(527)	(22.7)
Total revenue	14,780	100.0	18,039	100.0	(3,259)	(18.1)

Gross Profit (% of respective revenue)
Product sales and vendor supplied services	2,201	19.8	3,192	22.7	(991)	(31.0)
Consulting and engineering services	714	38.6	601	36.2	113	18.8
Maintenance services and contract fees	692	38.6	750	32.3	(58)	(7.7)
Total gross profit	3,607	24.4	4,543	25.2	(936)	(20.6)

Operating expenses
Selling, engineering, general and administrative	4,062	27.5	4,321	23.9	(259)	(6.0)
Depreciation and amortization of intangibles	151	1.0	281	1.6	(130)	(46.3)
Total operating expenses	4,213	28.5	4,602	25.5	(389)	(8.5)

Loss from operations	(606)	(4.1)	(59)	(0.3)	(547)	927.1

Other income (expense)
Interest expense	(331)	(2.2)	(412)	(2.3)	81	(19.7)
Benefit for change in estimated fair value of derivative financial instruments - Warrants	943	6.4	—	—	943	100.0
Charge due to the agreement to reprice Warrants	(2,314)	(15.7)	—	—	(2,314)	100.0
Liquidated damages	(1,117)	(7.6)	—	—	(1,117)	100.0
Other income (expense)	(120)	(0.8)	(35)	(0.2)	(85)	242.9

Net loss	$(3,545)	(24.0)%	$(506)	(2.8)%	$(3,039)	600.6%

Revenue. Revenue for the third quarter of 2006 decreased from the comparable 2005 quarter, primarily related to a decrease in sales of hardware and software. The third quarter of 2005 included a $4.4 million hardware order which was not repeated in 2006. However, as discussed below under “Segment Information,” EarthWhere related revenue was at a record $1.5 million for the 2006 third quarter. It is important to note that a significant percentage of our revenue continues to be project-based, and as such quarterly results may vary significantly.

Revenue from professional services increased by nearly 12% from the third quarter of 2005 to the third quarter of 2006, primarily due to an increase in professional services in our Storage Solutions sector quarter on quarter. As a percentage of total revenue, revenue from professional services increased from 9.2% to 12.5% quarter over quarter.

Revenue from maintenance services and maintenance contract fees (“first call” maintenance services and the resale of vendor maintenance contracts) decreased by 23% from the third quarter of 2005 to the third quarter of 2006, primarily due to product mix - a higher percentage of maintenance contract fees (which are reported net of cost of revenue) versus maintenance services in 2006 as compared to 2005.

Gross Profit and Margin. Gross profit for the quarter ended September 30, 2006 decreased approximately 20% compared to the same period of the prior year. The $936,000 quarter-on-quarter decrease in gross profit was attributable to an unfavorable variance of $821,000 due to lower revenue and a $115,000 unfavorable variance due to lower gross margin percentage (“gross margin”) in 2006. Total Company gross margin decreased from 25.2% in the September 2005 quarter to 24.4% in the September 2006 quarter, a decrease which was due to lower gross margins on hardware and software, primarily due to a $4.4 million order that carried approximately a 28% gross margin in the third quarter of 2005. Higher gross margins on professional services and maintenance revenue partially offset this gross margin decrease. Gross margins on consulting and engineering services were higher in 2006, primarily due to improved utilization of internal staff versus outside contractors. Gross margins on maintenance revenue increased in the third quarter of 2006 compared to the third quarter of 2005 primarily due to a higher percentage of sales of vendor maintenance contracts, as noted above, which are reported on a net revenue basis. As stated above, we continue to be a project-based business, and as a result, gross margins fluctuate from project to project, and, depending on mix, may fluctuate from quarter to quarter.

Operating Expenses. Operating expenses comprise selling, marketing, engineering, general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. For the three months ended September 30, 2006, operating expenses decreased approximately 8% as compared to the same period of the prior year. This decrease from 2005 is primarily the result of lower bonus and commission expense as a result of lower revenue quarter on quarter. The operating expense decrease was achieved even with significant investment in expanding our EarthWhere segment, for which operating expenses, including an allocation for general and administrative expenses, increased from $805,000 in the third quarter of 2005 to $1.0 million in the third quarter of 2006. We also increased the number of employees in our Storage Solutions segment, primarily in sales and inside sales personnel, many of whom are subsidized by our vendors. Our average headcount for the September 2006 quarter was 132, of which 28 were in our EarthWhere segment, 84 in our Storage Solutions segment, and 20 in general and administrative (“G&A”) personnel. This compares to an average headcount for the September 2005 quarter of 120, of which 22 were in our EarthWhere segment, 79 in our Storage Solutions segment and 19 in G&A.

Share-Based Compensation Expense. On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised) (“SFAS 123R”), “Share-Based Payment,” using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock over the remaining award service period.

For the three months ended September 30, 2006, we recorded share-based compensation expense of $91,000, which is included in SG&A expense. The expense recorded during the period related to the current period compensation expense for stock options granted in the current year and for unvested stock options granted in prior years as calculated under the provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” In accordance with SFAS 123R, we accounted for options granted in prior years using the fair value pricing model used at the grant date to calculate the pro-forma compensation expense required for disclosure under SFAS 123, adjusted to include a provision for estimated forfeitures. We have estimated forfeitures at 20% annually, based on historical trends related to employee turnover and the market price of the Company’s common stock. The Company considers revisions to its assumptions in estimating forfeitures on an ongoing basis. We used the Black-Scholes option pricing model, as we believe this model best reflects the Company’s historical option exercise patterns, with weighted average assumptions as disclosed in Note 4 of the consolidated financial statements included with this report.

As we are applying the modified prospective method of adoption, there was no share-based compensation expense recorded in the same period of 2005. As disclosed in Note 4 of the consolidated financial statements included with this report, had we applied the fair-value recognition provisions of SFAS 123 in the third quarter of 2005, we would not have recorded any share-based compensation expense in that period, due to forfeitures. The total compensation cost related to nonvested options not yet recognized at September 30, 2006 was $1.4 million and the weighted-average period over which this expense is expected to be recognized is approximately 3.3 years. The total fair value of options vested during the third quarter of 2006 was $1,000.

Depreciation and Amortization. Depreciation and amortization of intangibles for the third quarter of 2006 decreased as compared to 2005, due in part to the completion of amortization of certain intangible assets acquired as part of the Solunet Storage acquisition in 2003, as well as the full depreciation in 2005 and 2006 of certain property and equipment acquired in 2002 and 2003.

Interest Expense. Interest expense for the third quarter of 2006 decreased approximately 20% as compared to the third quarter of 2005. The decrease is due to lower average borrowings in 2006, as a result of the decreased debt following the equity raised in the Private Placement (as defined under the “Liquidity and Capital Resources” section of this Item). See additional information regarding the Private Placement in Note 3 to the unaudited consolidated financial statements included with this report. The effect on interest expense due to the decrease in average borrowings was partially offset by higher interest rates, which increased on average by nearly 180 basis points in the third quarter of 2006 compared to the third quarter of 2005. Average debt outstanding for the third quarter of 2006 was $9.9 million as compared to $16.4 million for the third quarter of 2005.

Benefit for Change in Estimated Fair Value of Derivative Financial Instruments—Warrants. The Warrants issued in the Private Placement were accounted for as a derivative financial instrument and classified as a liability, due to not meeting the requirements for equity classification as stipulated in EITF 00-19. On July 28, 2006 at our annual meeting of shareholders, shareholders approved an increase in our authorized capital, and we concluded that the criteria for equity classification of the Warrants were met as of that date. In accordance with US GAAP, we estimated the fair value of the Warrants at July 28, 2006, recorded the net change in the estimated fair value of $943,000 as a benefit to the statement of operations, and reclassified the Warrants to stockholders’ equity. See further discussion of the Warrants in Note 3 to the consolidated financial statements included in this report.

Liquidated damages and Charge for the agreement to reprice the B Warrants. For the three months ended September 30, 2006, the Company recorded $1,117,000 of Liquidated Damages associated with the Company’s Private Placement transaction, which represented the approximate total amount due as of November 15, 2006, and of which approximately $751,000 and $366,000 were payable to related parties and the other Purchasers, respectively. Also for the three months ended September 30, 2006, the Company recorded a non-cash charge of $2.3 million as a result of the agreement to reprice the B Warrants on November 15, 2006. See further discussion in Note 3 to the unaudited consolidated financial statements included in this report.

Other income (expense). During the third quarter, we reduced the recorded value of an investment in a private company based on an assessment and estimate of the investment’s current marketability at September 30, 2006. Accordingly, we recorded a charge in the amount of $100,000 related to this investment.

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

Storage Solutions
(in thousands)	For the three months ended September 30,
Net revenue	2006	2005
Product sales and vendor supplied services	$9,884	$13,981
Consulting and engineering services	1,671	1,374
Maintenance services and contract fees	1,720	2,271
Total net revenue	13,275	17,626

Gross Profit	2,798	4,338
Gross margin percentage	21.1%	24.6%
Segment income (loss) from operations	$(193)	$771

EarthWhere
(in thousands)	For the three months ended September 30,
Net revenue	2006	2005
EarthWhere licenses and services	$915	$375
Other hardware and software	590	38
Total net revenue	1,505	413

Gross Profit	809	205
Gross margin percentage	53.8%	49.6%
Segment loss from operations	$(241)	$(667)

The quarter on quarter decrease in overall Company revenue was attributable to the Storage Solutions segment. EarthWhere license and services revenue was up more than three-fold from the third quarter of 2005 to the third quarter of 2006, primarily due to the increased sales to certain Federal Department of Defense agencies in the third quarter of 2006.

Results of Operations for the Nine months Ended September 30, 2006
Compared to the Nine months Ended September 30, 2005

(In thousands, except for percentages)	For the nine months ended September 30,				$ Change	% Change
	2006	% of rev	2005	% of rev	2005 - 2006	2005 - 2006
Revenue
Product sales and vendor supplied services	$33,333	77.6%	$35,846	76.5%	$(2,513)	(7.0)%
Consulting and engineering services	4,324	10.1	4,102	8.8	222	5.4
Maintenance services and contract fees	5,301	12.3	6,880	14.7	(1,579)	(23.0)
Total revenue	42,958	100.0	46,828	100.0	(3,870)	(8.3)

Gross Profit (% of respective revenue)
Product sales and vendor supplied services	6,787	20.4	7,828	21.8	(1,041)	(13.3)
Consulting and engineering services	1,634	37.8	1,573	38.3	61	3.9
Maintenance services and contract fees	1,938	36.6	2,085	30.3	(147)	(7.1)
Total gross profit	10,359	24.1	11,486	24.5	(1,127)	(9.8)

Operating expenses
Selling, engineering, general and administrative	13,259	30.8	11,425	24.4	1,834	16.1
Depreciation and amortization of intangibles	637	1.5	868	1.8	(231)	(26.6)
Total operating expenses	13,896	32.3	12,293	26.2	1,603	13.0

Loss from operations	(3,537)	(8.2)	(807)	(1.7)	(2,730)	338.3

Other income (expense)
Interest expense	(1,096)	(2.5)	(1,164)	(2.4)	68	(5.8)
Charge for warrants issued to related party for debt guaranty	—	—	(1,569)	(3.4)	1,569	100.0
Charge for change in estimated fair value of derivative financial instruments - Warrants	(374)	(0.9)	—	—	(374)	100.0
Charge for fair value of Warrants in excess of net cash proceeds	(924)	(2.2)	—	—	(924)	100.0
Charge due to the agreement to reprice Warrants	(2,314)	(5.4)	—	—	(2,314)	100.0
Liquidated damages	(1,117)	(2.6)	—	—	(1.117)	100.0
Other income (expense)	(134)	(0.3)	(39)	(0.1)	(95)	243.6

Net loss	$(9,496)	(22.1)	$(3,579)	(7.6)	$(5,917)	165.3

Deemed dividend related to beneficial conversion feature of Series A Preferred Stock	(4,539)	(10.6)	—	—	(4,539)	100.0

Net loss available to common stockholders	$(14,035)	(32.7)%	$(3,579)	(7.6)%	$(10,456)	292.1%

Revenue. Revenue from hardware/software sales decreased from the first nine months of 2005 to the first nine months of 2006 by approximately 7%, primarily from a decrease in revenue from our Storage Solutions segment partially offset by an increase in product sales in our EarthWhere segment. It is important to note that a significant percentage of our revenue continues to be project-based, and as such quarterly results may vary significantly.

Revenue from professional services increased approximately 5% from the first nine months of 2005 to the first nine months of 2006, with an increase in Storage Solutions professional services partially offset by a slight decrease in EarthWhere professional services year on year. As a percentage of total revenue, revenue from professional services increased from 8.8% to over 10% of total revenue from the first nine months of 2005 to the first nine months of 2006.

Revenue from maintenance services and maintenance contract fees (“first call” maintenance services and the resale of vendor maintenance contracts) decreased by 23% from the first nine months of 2005 to the first nine months of 2006, primarily due to product mix - a higher percentage of maintenance contract fees (which are reported net of cost of revenue) versus maintenance services in 2006 as compared to 2005.

Gross Profit and Margin. Gross profit for the nine months ended September 30, 2006 decreased approximately 9.8% compared to the same period of the prior year. The $1.1 million year-on-year decrease in gross profit was attributable to an unfavorable variance of $948,000 due to lower revenue and a $179,000 unfavorable variance due to lower gross margins in 2006. Total Company gross margin decreased from 24.5% in the first nine months of 2005 to 24.1% in the first nine months of 2006, a decrease which was due to a combination of slightly lower gross margins on hardware, software and professional services partially offset by higher gross margins on maintenance revenue. Gross margins on consulting and engineering services were slightly lower in 2006, primarily due to the utilization of outside contractors on a significant Federal government storage solutions project. Gross margins on maintenance revenue increased in the first nine months of 2006 compared to the first nine months of 2005 in part due to a higher percentage of sales of vendor maintenance contracts, as noted above, which are reported on a net revenue basis. As stated above, we continue to be a project-based business, and as a result, gross margins fluctuate from project to project, and, depending on mix, may fluctuate from quarter to quarter.

Operating Expenses. Operating expenses comprise selling, marketing, engineering, general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. For the nine months ended September 30, 2006, operating expenses increased approximately 13% as compared to the same period of the prior year. This increase from 2005 is primarily the result of significant investment in expanding our EarthWhere segment. Higher sales and engineering personnel costs, primarily due to an increase in the number of employees in the consulting and engineering group in our Federal government storage solutions business and under-utilization of these resources in the first half of the year, also contributed to higher SG&A expenses in the first nine months of 2006 as compared to the first nine months of 2005. Our average headcount for the first nine months of 2006 was 131, of which 29 were in our EarthWhere segment, 82 in our Storage Solutions segment, and 20 in G&A personnel. This compares to an average headcount for the first nine months of 2005 of 113, of which 19 were in our EarthWhere segment, 74 in our Storage Solutions segment and 20 in G&A. In addition, we recorded an employee severance charge of approximately $200,000 in June, 2006.

Share-Based Compensation Expense. On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised) (“SFAS 123R”), “Share-Based Payment,” using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock over the remaining award service period.

For the nine months ended September 30, 2006, we recorded share-based compensation expense of $245,000, which is included in SG&A expense. The expense recorded during the period related to the current period compensation expense for stock options granted in the second quarter and for unvested stock options granted in prior years as calculated under the provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” In accordance with SFAS 123R, we accounted for options granted in prior years using the fair value pricing model used at the grant date to calculate the pro-forma compensation expense required for disclosure under SFAS 123, adjusted to include a provision for estimated forfeitures. We have estimated forfeitures at 20% annually, based on historical trends related to employee turnover and the market price of the Company’s common stock. The Company considers revisions to its assumptions in estimating forfeitures on an ongoing basis. We used the Black-Scholes option pricing model, as we believe this model best reflects the Company’s historical option exercise patterns, with weighted average assumptions as disclosed in Note 4 of the consolidated financial statements included with this report.

As we are applying the modified prospective method of adoption, there was no share-based compensation expense recorded in the same period of 2005. As disclosed in Note 4 of the consolidated financial statements included with this report, had we applied the fair-value recognition provisions of SFAS 123 in the first nine months of 2005, we would have recorded $183,000 of share-based compensation expense in that period. The total compensation cost related to nonvested options not yet recognized at September 30, 2006 was $1.4 million and the weighted-average period over which this expense is expected to be recognized is approximately 3.3 years. The total fair value of options vested during the first nine months of 2006 was $321,000.

Depreciation and Amortization. Depreciation and amortization of intangibles for the first nine months of 2006 decreased as compared to 2005, due in part to the completion of amortization of certain intangible assets acquired as part of the Solunet Storage acquisition in 2003, as well as the full depreciation in 2005 and 2006 of certain property and equipment acquired in 2002 and 2003.

Interest Expense. Interest expense for the nine months ended September 30, 2006 decreased approximately 6% as compared to the same period of 2005. The decrease is due to lower average borrowings in 2006, as a result of the decreased debt following the equity raised in the Private Placement. See additional information regarding the Private Placement in Note 3 to the unaudited consolidated financial statements included with this report. The effect on interest expense due to the decrease in average borrowings was partially offset by higher interest rates, which increased on average by nearly 200 basis points in the first nine months of 2006 compared to the first nine months of 2005. Average debt outstanding for the first nine months of 2006 was $12.0 million as compared to $16.7 million for the first nine months of 2005.

Charge for Change in Estimated Fair Value of Derivative Financial Instruments—Warrants. We estimate the fair value of the Warrants at each reporting period, and the net change in the estimated fair value is recorded as a benefit (charge) to the statement of operations. On July 28, 2006 at our annual meeting of shareholders, shareholders approved an increase in our authorized capital, and we concluded that the criteria for equity classification of the Warrants were met as of that date. In accordance with US GAAP, we estimated the fair value of the Warrants at July 28, 2006, recorded the net change in the estimated fair value of $943,000 as a benefit to the statement of operations, and reclassified the Warrants to stockholders’ equity. For the nine months ended September 30, 2006, the charge for the change in estimated fair value of the Warrants totaled $374,000. See further discussion of the Warrants in Note 3 to the consolidated financial statements included in this report.

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

Deemed Dividend Related to Beneficial Conversion Feature of Convertible Series A Preferred Stock. As part of the Private Placement, we issued convertible Series A Preferred Stock, which contained a beneficial conversion feature, based on the difference between the closing price of the Company’s common stock and the effective conversion price of the convertible Series A Preferred Stock on the Closing Dates of the transaction. The beneficial conversion feature for the March closing was measured at $4.5 million and recorded as a deemed dividend to preferred stockholders in the March 2006 quarter. No deemed dividend was recorded for the April and May closings based on the $-0- ascribed to the Series A Preferred Stock for those closings. The deemed dividend is included in the net loss available to common stockholders and the basic and diluted net loss per share calculation in the first nine months of 2006. See further discussion of the Private Placement in Note 3 to the consolidated financial statements included in this report.

Liquidated damages and Charge for the agreement to reprice the B Warrants. For the nine months ended September 30, 2006, the Company recorded $1,117,000 of Liquidated Damages associated with the Company’s Private Placement transaction, which represented the approximate total amount due as of November 15, 2006, and of which approximately $751,000 and $366,000 were payable to related parties and the other Purchasers, respectively. Also for the nine months ended September 30, 2006, the Company recorded a non-cash charge of $2.3 million as a result of the agreement to reprice the B Warrants on November 15, 2006. See further discussion in Note 3 to the unaudited consolidated financial statements included in this report.

Other income (expense). During the third quarter, we reduced the recorded value of an investment in a private company based on an assessment and estimate of the investment’s current marketability at September 30, 2006. Accordingly, we recorded a charge in the amount of $100,000 related to this investment.

Segment Information

The Company currently operates and reports in two business segments—Storage Solutions and EarthWhere. Following is a summary of segment data for the nine months ended September 30, 2006 and 2005.

Storage Solutions
	For the nine months ended September 30,
(in thousands)	2006	2005
Net revenue
Product sales and vendor supplied services	$31,709	$35,154
Consulting and engineering services	3,851	3,480
Maintenance services and contract fees	5,117	6,775
Total net revenue	40,677	45,409

Gross Profit	9,257	10,588
Gross margin percentage	22.8%	23.3%
Segment income (loss) from operations	$(649)	$755

EarthWhere
	For the nine months ended September 30,
(in thousands)	2006	2005
Net revenue
EarthWhere licenses and services	$1,446	$1,275
Other hardware and software	835	144
Total net revenue	2,281	1,419

Gross Profit	1,102	898
Gross margin percentage	48.3%	63.3%
Segment loss from operations	$(2,270)	$(1,070)

The decrease in revenue from the first nine months of 2005 to the first nine months of 2006 is attributable to the Storage Solutions segment. EarthWhere revenue was up approximately 61% from 2005 to 2006, primarily due to the increased sales to certain Federal Department of Defense agencies in 2006.

Liquidity and Capital Resources

Liquidity

Our unaudited consolidated financial statements as presented in Part I—Item 1 of this report have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern. However, we have incurred substantial losses from operations since inception, including a net loss of $15.8 million, which included a $9.2 million charge for goodwill impairment, for the year ended December 31, 2005, and a net loss of $9.5 million for the nine months ended September 30, 2006, which included non-cash charges totaling $3.6 million for the change in estimated fair value of derivative financial instruments (the Warrants issued in the March, April and May closings of the Private Placement), for the fair value of derivative financial instruments (Warrants) issued in excess of net cash proceeds, and for the agreement to reprice certain of the Warrants in settlement of future liquidated damages. In addition, as of September 30, 2006, we have negative working capital (current liabilities in excess of current assets) of $6.2 million. Accordingly, as of September 30, 2006, the recoverability of a major portion of the recorded asset amounts, including “Goodwill,” is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

As of September 30, 2006, the Company had $2.2 million of undrawn availability on its borrowing facility with Wells Fargo Bank, National Association (“Wells Fargo”). Our ability to borrow under the Wells Fargo facility is subject to maintaining our accounts receivable balance at current levels, as well as complying with the financial covenants we have made to the lender. If we are unable to comply with our financial covenants to Wells Fargo, the facility could cease to be available to us.

At September 30, 2006, the Company also held a $5.0 million three year term loan (the “Sun Term Loan”) with its majority shareholder, Sun Solunet, LLC (“Sun Solunet”). See further discussion of the Sun Term Loan borrowing terms in Note 6 to the consolidated financial statements included in this report.

On October 27, 2006, the Company entered into a revolving credit facility in the amount of $1.5 million with Harris N.A. Borrowings under the Harris Facility bear interest at prime and are payable upon demand by Harris N.A. The purpose of obtaining this facility was to provide additional working capital to the Company and its subsidiaries. As a condition precedent to obtaining the Harris Facility, Sun Capital Partners II, LP, an affiliate of Sun Solunet, entered into an ongoing guaranty of the debt incurred by the Company under the Harris Facility. As of the date of this report, the Company has principal borrowings outstanding under the Harris Facility of $1.0 million.

On March 2, April 18 and May 4, 2006, we completed three closings of a private placement transaction exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4 (2) and Regulation D promulgated thereunder (the “Private Placement”) with third-party investors, Company executive management and Sun Solunet. We raised approximately $12.3 million, comprised of $4.3 million of cash, net of placement agent and legal fees of approximately $784,000, and Sun Solunet converted $8.0 million of the Sun Loan (as defined below) to equity. We repaid $1.0 million of the outstanding Sun Loan to Sun Solunet, and the remaining $5.0 million of outstanding debt on the Sun Loan was converted to the Sun Term Loan, bearing interest at prime plus 1.0%. We used the net cash proceeds of approximately $4.3 million from the Private Placement for general working capital needs and funding our operating loss for the nine months ended September 30, 2006.

We continue to attempt to improve our liquidity through improving our operating results and exploring debt and equity capital opportunities. Key operating performance improvement levers continue to be: sustaining or moderately increasing existing revenue levels, achieving higher revenue gross margins from increased services revenue and EarthWhere software license sales, and maintaining operating expenses as a percentage of gross profit at the same or lower percentage. We also continue to invest in our EarthWhere business, in particular in the product development and sales and distribution areas. At the current revenue levels for EarthWhere, such investment requires significant cash. Increased revenue from EarthWhere software sales would substantially improve operating cash flow. By generating positive operating cash flow from our Storage Solutions business, and assuming continuation of our current credit facilities with Wells Fargo and Harris, current business trends and supplier relations, we believe that we have adequate resources to provide sufficient liquidity to fund our operations. However, we may need either to undertake further cost-cutting measures (which could entail curtailing certain operations), or to raise additional debt or equity capital, or both. If we do seek to raise debt or equity capital, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid further cost-cutting. If additional equity capital is raised, the issuance of those shares would also be dilutive to the ownership interests of all other stockholders.

Wells Fargo Line of Credit

In April 2006, the Company and Wells Fargo executed an amendment to the Company’s $12.0 million credit facility credit agreement. This amendment reset financial covenants for 2006 and waived a covenant violation that occurred as of March 31, 2006. Our borrowing rate on this facility at September 30, 2006 was prime plus 5.0%, or 13.25%. This rate is subject to potential decreases, as permitted by Wells Fargo, based on SANZ Inc. and its subsidiary, Solunet Storage, achieving certain financial thresholds during 2006. For the September 2006 quarter, SANZ Inc. and Solunet Storage did not achieve the minimum financial threshold and the borrowing rate on the facility remained at prime plus 5.0% for the Company’s fiscal fourth quarter of 2006.

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

Effective March 2, 2006, as part of the Company’s Private Placement, Sun Solunet converted $8.0 million of its loan to the Company into Units as described in Note 3 to the consolidated financial statements included in this report, and the Company paid down $1.0 million of the Sun Loan. On April 19, 2006, the Company and Sun Solunet executed an amendment to the Sun Loan agreement, which reduced the loan balance from $13.0 million to $5.0 million and modified the loan from a revolving line of credit to a term loan maturing on March 2, 2009. This amendment formalized the agreement with respect to the Sun Loan that had been previously made in the Credit Support Termination Agreement on March 2, 2006. The parties agreed that Sun Solunet has no additional lending obligation to the Company under the credit facility. Also as part of the new agreement, the Company is no longer obligated to issue debt guaranty warrants to Sun Solunet related to the Sun Loan. The Sun Term Loan bears interest at prime plus 1.0% and all interest accrues and is payable on the maturity date. As of September 30, 2006, the Company had $5.0 million plus $561,000 of accrued interest due to Sun Solunet on the Sun Term Loan.

Liquidated Damages

Also in November 2006, we expect to issue an unsecured Promissory Note to each of the Purchasers that are a party to the Agreement for payment of the Liquidated Damages. Terms of each Promissory Note are: (1) payment in cash, or, at the option of the Purchaser, in shares of the Company’s common stock (the terms of any issuance of common stock to be mutually agreed upon by the Company and the Purchaser); (2) payment due 15 months from the date of issuance of the Promissory Note; and (3) interest payable at the due date at 12% per annum.

Cash and Cash Flows

Our cash and cash equivalents decreased from $6,000 at December 31, 2005 to $-0- at September 30, 2006. For the nine months ended September 30, 2006, net cash used in operating activities was $2.0 million. Our significant use of cash from operations for the nine months ended September 30, 2006 was the net loss incurred for the period of $9.5 million, less non-cash charges of $3.6 million for the change in estimated fair value of derivative financial instruments (the Warrants issued in the March, April and May closings of the Private Placement), for the fair value of derivative financial instruments (Warrants) issued in excess of net cash proceeds, and for the agreement to reprice certain of the Warrants in settlement of future liquidated damages; less $948,000 in depreciation and amortization and less a $245,000 non-cash expense for share-based compensation. This use of cash was partially offset by an increase in accounts payable of $1.7 million, due to the timing of vendor payments.

Cash used in investing activities for the first nine months of 2006 was comprised of purchases of equipment of $270,000 and capitalized software costs of $659,000.

Cash provided by financing activities for the first nine months of 2006 consisted of net cash proceeds of $4.3 million from the Private Placement and net payments of $1.8 million on our Wells Fargo facility due to the timing of our working capital needs.

Capital Resources

We anticipate our capital expenditures for property and equipment for the fourth quarter of 2006 to be approximately $60,000 and approximately $330,000 for the year. In addition, we will continue to capitalize the development of our EarthWhere software products, which we anticipate will be approximately $250,000 for the fourth quarter of 2006. We expect to fund these capital expenditures from our Wells Fargo and Harris credit facilities.

Contractual Obligations

In February 2006, we executed a lease on additional office space in Englewood, Colorado. The new lease is for three years, beginning February 15, 2006 through February 14, 2009, and the monthly rent of approximately $7,000 represents a total commitment over the three years of approximately $250,000.

In the first quarter of 2006, we executed an expansion lease for additional office space in our existing Vienna, Virginia office, to expand our Federal sales efforts, and we moved into the additional space in May 2006. This expansion lease is for three years, from May 2006 to May 2009. Monthly rent of approximately $4,400 represents a total commitment over the three years of approximately $160,000.

Other than these two additions, there were no other material changes in our contractual obligations, excluding bank debt obligations, during the first nine months of 2006.

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP. The accounting policies most fundamental to understanding our financial statements are those relating to recognition of revenue, to our use of estimates, to the capitalization of software development costs and those relating to the impairment testing of goodwill and intangible assets. As a result of the Private Placement, we have determined that the accounting for and valuation of financial instruments, including preferred stock, warrants, derivative financial instruments and other potential derivatives, which relate to the issuance of the Series A Preferred Stock and the Warrants in the Private Placement, is an additional critical accounting policy. For a detailed discussion on the application of these accounting policies, see Notes 1 and 3 to the unaudited consolidated financial statements included in this report. Other than the addition of this accounting policy, we have not adopted any material changes to our critical accounting policies from those discussed under this heading in Note 4 to our 2005 Annual Report on Form 10-K.

The accounting for financial instruments and potential derivatives is significant to our financial statements because the accounting for such instruments requires the use of management’s significant estimates and assumptions. This accounting policy is also significant because of the potential fluctuations in the estimated fair value from period to period, which are recorded as a benefit (charge) to net income on the statement of operations. We estimate the fair value of the Warrants using the Black-Scholes option pricing model. This model requires the use of significant estimates and assumptions related to the estimated term of the financial instruments, the volatility of the price of the Company’s common stock, and interest rates, among other items. Fluctuations in these assumptions may have a significant impact on the estimated fair value of financial instruments, which, in turn, may have a significant impact on our reported financial condition and results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006.

We believe that the adoption of these accounting pronouncements will not have a material impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the potential impact of adopting SFAS 157 on our financial statements.

See further discussion of these pronouncements in Note 7 to the unaudited consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on our outstanding bank debt. At September 30, 2006, we had $11.1 million in variable, prime rate based bank debt. At September 30, 2006, our Sun Term Loan of $5.6 million bore interest at the rate of prime plus 1.0% (or 9.25%) and our Wells Fargo line of credit of $5.5 million bore interest at the rate of prime plus 5.0% (or 13.25%). At September 30, 2006, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $111,000 on an annualized basis, assuming estimated borrowing amounts of $5.6 million for the Sun Term Loan and $5.5 million for Wells Fargo. Currently, we do not utilize interest rate swaps or other types of financial derivative instruments.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the filing during the period covered by this report of Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2006 (the “Amended June 2006 10-Q”). The Amended June 2006 10-Q was filed solely to reflect changes in our internal control over financial reporting that occurred during the June 2006 quarter in connection with the material weakness in our internal control over financial reporting as of March 31, 2006 described below.

Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the June 2006 quarter, as previously disclosed in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2006, we restated our consolidated financial statements as of and for the three months ended March 31, 2006 related to our accounting for the March Closing of the Private Placement, and our management concluded that the control deficiency related to the accounting for the March Closing of the Private Placement represented a material weakness as of March 31, 2006. As described in the Amended June 2006 10-Q, the steps taken to remediate the aforementioned deficiency included the implementation of additional review procedures over the evaluation and application of relevant accounting pronouncements, rules, regulations and interpretations at the time these transactions, or other complex transactions, are contemplated and consummated. These additional procedures include consultation with outside resources as may be deemed appropriate. Based on the remediation efforts in the June 2006 quarter, we believe that the material weakness as reported in the Amended June 2006 10-Q related to the accounting for the March Closing of the Private Placement was remediated in the June 2006 quarter.

Part II. Other Information

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Shareholders of the Company was held on July 28, 2006. The agenda items for such meeting, together with the vote of the Company’s common stock with respect to such agenda items were previously disclosed in Part II—Item 4 of Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2006.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits. The following exhibits are filed with this Form 10-Q:

10.01
Harris Loan Authorization Agreement, dated as of October 27, 2006, between SAN Holdings, Inc. and Harris N.A. Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on November 2, 2006.

10.02	Agreement, dated as of November 22, 2006, among SAN Holdings, Inc. and the investors that are a signatory thereto (2006 private placement investors).

31.01	CEO Certification pursuant to Rule 13a-14(a)/15(d)-14(a).

31.02	CFO Certification pursuant to Rule 13a-14(a)/15(d)-14(a).

32.01	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.02	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN Holdings, Inc. (Registrant)

Date: November 27, 2006	By:	/s/ John Jenkins
John Jenkins, Chief Executive Officer

Date: November 27, 2006	By:	/s/ Robert C. Ogden
Robert C. Ogden, Chief Financial Officer (Principal Financial and Accounting Officer)