Form 10-K
period 2006-12-31
SAN HOLDINGS INC
filed 2007-04-17
CIK 799097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average closing bid and asked prices the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006), was approximately $8.9 million.

As of March 30, 2007, 96,953,611 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Information required by Part III of this Form 10-K (Items 10, 11, 12, 13, and 14) is hereby incorporated by reference to the specified portions of the registrant’s Definitive Proxy Statement for the 2007 Annual Shareholder Meeting, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year in which this report relates.

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

SANZ was formed as a Colorado corporation in 1983. Our current business operations commenced in 2000 when we acquired three companies in the data storage products and solutions business. In late 2001 we acquired (either by asset acquisition or subsidiary merger) two additional storage solution providers, ECOSoftware Systems, Inc. and ITIS Services, Inc. (“ITIS”). In 2003, we merged with Solunet Storage Holding Corp. (“Solunet Storage Holding”) and, indirectly, its operating subsidiary Solunet Storage, Inc. (“Solunet Storage”), which was another storage solution provider, and like SANZ was based in the greater Denver area. Solunet Storage commenced its operations upon the acquisition of substantially all of the assets of StorNet, Inc. in September 2002 in a private foreclosure transaction. At the time of the merger with SANZ, Solunet Storage Holding was owned by Sun Solunet, LLC (“Sun Solunet”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”), a private investment firm located in Boca Raton, Florida. Because the transaction with Solunet Storage Holding was accounted for as a reverse acquisition, the consolidated financial statements of Solunet Storage Holding have been adopted as the historical financial statements of SANZ for all periods prior to April 1, 2003.

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

Our principal executive offices are located at 9800 Pyramid Court, Suite 130, Englewood, CO 80112. Our telephone number is (303) 660-3933. We maintain a site on the World Wide Web at www.sanz.com. The information contained in our website is not incorporated into and should not be deemed a part of this report.

Products and Services

Beginning in 2005, we are reporting our operations as two business segments: (1) a data storage integrator (“Storage Solutions”); and (2) a spatial data management software and service provider (“EarthWhere”). Through these two business segments we provide the following products and services in the course of our business:

•	Data storage solutions that we design and deliver as a project customized to meet a client’s specific needs, including both data storage networks and data backup/recovery systems;

•	Maintenance and customer support services on storage hardware and software;

•	Storage-related professional services;

•
A proprietary data management software product known as “EarthWhere™” (“EarthWhere”), which facilitates imagery data access and provisioning for geospatial digital imagery users (principally satellite and aerial imagery and map data);

•	Maintenance and customer support services on our EarthWhere software product; and

•	Geospatial imagery data management consulting services.

We report the first three products and services in our “Storage Solutions” segment and the latter three in our “EarthWhere” segment. For financial information regarding these two segments, please see Note 11 to our consolidated financial statements included in “Item 15. Exhibits and Financial Statement Schedules” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Information.”

Data Storage Network and Backup and Recovery Systems. We design, deliver and manage data storage solutions based on storage area network and network attached storage architectures, as well as related data backup and disaster recovery systems. We sell these solutions to both commercial and government customers throughout the United States. We believe the market for data storage solutions is broad-based and expanding, though it is influenced by fluctuations in capital spending generally and in information technology (“IT”) spending in particular.

Network storage systems are secondary, high-speed computer networks dedicated to data storage and backup functions. Demand for data storage is the result of the growth of data-intensive applications, from areas such as document imaging, pharmaceutical development, electronic banking, satellite imagery manipulation and scientific research, to applications as common as email. In addition to our clients’ fundamental need to store increasing quantities of data, the ability to access that data rapidly (referred to as “availability”) also drives infrastructure requirements, as today’s businesses depend on rapid response times in many functions, both for internal operations and to enable responsiveness to customers and vendors. Moreover, regulatory and geopolitical developments over the past several years have converged with general business requirements to cause businesses to recognize the need for effective data archiving and the corresponding need for rapid recovery of that data in the event of disaster or other failure. Consolidating data storage in networks at centralized data centers is one way to address each of these requirements by increasing the accessibility of data to multiple end-users, maintaining effective archives of that data and at the same time offering potential for lower costs through increased utilization and more efficient management.

Networked storage architectures have become accepted solutions for data storage, and are increasingly adopted because they address many of the storage-related challenges arising in today’s open systems networks, including:

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

By centralizing data storage functions, storage networks create a reservoir of storage resources that can be shared both locally and over long distances, thereby increasing resource utilization and allowing the data to be shared, managed and accessed by diverse end-users. Because the personnel and other costs of managing a computer infrastructure are sometimes greater than the hardware and software costs, this increased manageability also provides opportunities for cost savings over traditional direct-attached storage.

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

Maintenance and Customer Support Services. Because of the complexity of data storage hardware and software, clients generally purchase maintenance and support contracts on those products. We operate a “technical services center,” a call center in which our own engineers field support calls from clients with respect to many of the products that we sell. Depending on the nature of the client’s issue (among other factors, whether the problem is caused by hardware or by software), our engineers may resolve the call remotely or may pass the call on to the product vendor to send a technician into the field to fix the issue. This process is referred to in the industry as taking “first call.” We generally receive higher gross margins on first call service contracts than on service contracts provided directly by product manufacturers.

Storage-Related Professional Services. In many cases, we provide systems design recommendations and similar expertise to our clients as part of the sales process. In other cases, however, clients engage us as consultants to obtain our specialized expertise, including such projects as assessing the adequacy of their systems, advising them on systems design, providing implementation services and providing ongoing operational support. We have continued to apply efforts to build our revenue from professional services, which increased approximately 15% from 2005 to 2006, and 53% from 2004 to 2005. In 2006, our revenue from professional services represented 11% of total revenue as compared to 9.5% of total revenue in 2005 and 5.5% of total revenue in 2004.

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

Sales of EarthWhere software, lead, in some cases, to opportunities for storage solutions sales. We have found that sales of EarthWhere software also provide opportunities for additional revenue from implementation services and other GIS-related consulting services as described below. Revenue from EarthWhere software license sales and services have increased over the course of 2006, 2005 and 2004. Total EarthWhere license and services revenue for each of those years is $2,125,000, $1,932,000 and $749,000, respectively. In 2006, we continued to invest in higher levels of research and development, sales and marketing and professional services.

Markets for Our Products and Services

Storage Solutions Customers. We serve clients in both government and commercial markets. In particular, we continue to generate a significant portion of our revenue in the Federal government sector and operate an office of approximately 30 people in Vienna, Virginia. The majority of these personnel are billable engineers and consultants, and for 2006 the majority of our professional services revenue was from Federal government agencies and Federal prime contractor customers. Our Federal government clients are agencies typically involved in national defense, homeland security, government logistics, financial regulation and legislative operations. Our revenue from the Federal government for 2006 accounted for approximately 27% of total storage solutions revenue, of which approximately 27% consisted of sales directly to the Federal government and the remaining 73% consisted of sales to third parties acting as prime contractors.

Although the majority of our total government sales are to the Federal government, we also sell to state and local governments. Our commercial business sales are primarily to small to mid-size (“SMB”) customers in a variety of industries, including oil and gas, healthcare, financial services, data processing services and telecommunications. Our commercial Storage Solutions business is regional in nature, and we have a presence in the following metropolitan locations—Seattle, Washington, San Jose, California, Denver, Colorado, Houston, Texas, Dallas, Texas, Akron, Ohio and Fairfield County, Connecticut. Our largest regional offices are in Texas and Colorado. All of our storage solutions sales are within the United States.

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

Currently, we believe that the substantial majority of the potential market for EarthWhere is within the Federal government, including a variety of defense agencies, intelligence agencies and civilian agencies. We also believe that there exists a commercial market for EarthWhere within companies that themselves produce geospatial imagery data or sell such data to end users, and to end users of imagery data such as companies in the natural resources and agriculture industries. Our revenue from the Federal government for 2006 accounted for approximately 68% of total EarthWhere revenue, of which approximately 76% consisted of sales directly to the Federal government and the remaining 24% consisted of sales to third parties acting as prime contractors.

Technology Partners and Sales Model

Storage Solutions Technology Partners. SANZ is an independent storage solution provider. We offer “best of breed” solutions to our customers by integrating product offerings from our technology product partners. Our choice of product solutions changes from time to time based on a variety of factors, including our technological assessment of those products, the acceptance of those products in the marketplace, pricing and our relationships with partners and/or their distributors. Some of our current key partners and distributors are:

•	EMC/EMC Software Group
•	Network Appliance
•	Hitachi Data Systems
•	Data Domain
•	Avnet
•	Sun Microsystems (including Sun-branded Hitachi Data Systems products)

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

In a full storage solution implementation, our engineering staff design a “best of breed” system to meet the client’s business and technology needs, select and acquire the hardware and software components from our technology suppliers and coordinate installation and testing of the system at the client’s facility. To support our ability to deliver complex technical solutions, we operate testing laboratories (of varying sizes) at our offices in Dallas, TX, Houston, TX, Englewood, CO and Vienna, VA. These are used to test proposed solutions and to demonstrate those solutions to prospective clients. At times, we augment our own engineering resources by engaging our vendors’ engineers or other subcontractors to perform installations or other tasks on a case-by-case basis. We have developed our product and service offerings specifically to be able to engage a client at any point in the evolution of their storage requirements, and to continue to provide solutions as the client’s needs change in scope. At times, our clients’ needs are more limited and do not involve design and installation of a full solution. In these cases (such as follow-on sales of additional goods to existing customers), our role may be more limited and consist simply of reselling third-party hardware or software for inclusion in an existing system.

EarthWhere Sales Model. For sales of our EarthWhere software, we principally employ a direct sales model. Currently, our direct sales efforts are focused within the United States. To date, all of our EarthWhere sales have been within the United States.

Significant Customers

Federal government agencies in the aggregate accounted for approximately 10% and 17% of our total company revenue in 2006 and 2005, respectively. While we currently do not have any expectation that the U.S. Federal government will cease or significantly reduce its levels of business with us, if it were to do so, that reduction could have a material adverse effect on our business. Another customer, All Points Logistics, a third-party contractor for a U.S. Department of Defense agency, accounted for approximately 8.5% of our total company revenue in 2006 and 12% of our total company revenue in 2005.

Seasonality

Historically, our sales have weighted towards the last month of our fiscal quarters, primarily due to the typical quarter-end buying cycle in the information technology sector. Although not the case in 2006, in 2005 and 2004, our third quarter sales were higher than sales in other fiscal quarters for those years, primarily as the result of the growth of our Federal sector, coupled with the September 30 fiscal year end of the Federal government. We believe that this trend is likely to continue based on the current size of our Federal sector and the Federal governments’ historical spending levels during the last quarter of its fiscal year.

Backlog

Our backlog, defined as customer orders received with firm delivery dates, generally within 90 days of receipt of a customer order, was $3.5 million and $1.9 million at December 31, 2006 and December 31, 2005, respectively.

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

We also face direct competition from manufacturers specializing in storage technology products. Some of these manufacturers are EMC/EMC Software Group, Hitachi Data Systems, Sun Microsystems, and Network Appliance.  Some product companies address the market with a direct sales model, some employ a channel partner-only strategy, while most use a hybrid strategy that includes both. As noted below under “Item 1A. Risk Factors,” many or all of these manufacturers have greater financial and other resources than we have.

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

Research and Development

Our research and development expenditures in 2006, 2005 and 2004 were approximately $960,000, $1,130,000, and $589,000, respectively. All amounts incurred relate to EarthWhere software development efforts. During 2006, we continued to enhance the functionality of EarthWhere with the release of version 4.1. We anticipate continuing further development efforts for EarthWhere. While it is also possible that we may seek to develop additional storage-related software tools for vertical markets outside of the geospatial imagery sector as we identify new opportunities, currently, we do not have any development efforts unrelated to EarthWhere.

Employees

As of December 31, 2006, we employed 133 full-time people. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are good.

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

Our ability to continue as a going concern is in doubt and we may not be successful in generating revenue and gross profit at levels sufficient to cover our operating costs and cash investment requirements.

Our consolidated financial statements as presented in Item 15 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended December 31, 2006, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, the substantial losses from operations that we have incurred since inception, our current liquidity position, net losses of approximately $33.0 million for the year ended December 31, 2006, which included non-cash charges of $22.3 million related to goodwill and intangible impairments, negative working capital (current liabilities in excess of current assets) of $7.1 million as of December 31, 2006 and other factors described in Note 2 to our consolidated financial statements included in “Item 15. Exhibits and Financial Statement Schedules” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Accordingly, as of December 31, 2006, the recoverability of a major portion of the recorded asset amounts, including goodwill, is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations.

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

Ongoing concerns about our financial condition could also impact our dealings with third parties, such as customers, suppliers and creditors, and the continuation of such concerns could have a material adverse effect on our business and results of operations in the future. Future liquidity issues could prevent us from making timely payments to our suppliers which could restrict our ability to obtain products and meet our customers’ demands, which could materially and adversely impact our revenue, results of operations and financial condition, our competitive position in our market, and possibly our ability to continue operations.

We expect to need to raise additional capital to fund our operations.

From inception through December 31, 2006, we have invested approximately $11 million in our EarthWhere business, the majority of which has been funded from bank debt borrowings, guaranteed by Sun Capital Partners II, LP (“Sun Capital II”), an affiliate of our majority shareholder, Sun Solunet. To fund future investment in our EarthWhere business and to provide us with additional working capital, in March, April and May, 2006, we completed three closings of a private placement transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) and Regulation D promulgated thereunder (the “2006 private placement”). The securities issued by us in the 2006 private placement transaction consisted of shares of a newly designed series A convertible preferred stock (“series A preferred stock”) and common stock purchase warrants sold to a limited number of outside, “accredited investors” and our management, which generated approximately $4.3 million in cash, net of placement agent and legal fees. Also as part of the transaction and under the same pricing terms, net of the placement agent fees, Sun Solunet converted $8.0 million of our outstanding debt into our convertible preferred stock and warrants. Additionally, we agreed with Sun Solunet to execute a new borrowing agreement whereby the remaining Sun Solunet debt of $5.0 million was converted to a three-year term note. Principal and accrued interest are due in March 2009.

We entered into a settlement agreement with substantially all of the investors in the 2006 private placement to, among other things, clarify our obligations under a registration rights agreement entered into in connection with the 2006 private placement and to limit the accrued liquidated damages we had to pay investors in the 2006 private placement under that agreement (to include liquidated damages plus accrued interest through November 15, 2006). In connection with the settlement agreement, on December 8, 2006 we issued to the investors that were a party to the agreement promissory notes in the aggregate principal amount of approximately $1.1 million that accrue interest at 12% per annum and are payable on March 8, 2008. The 2006 private placement, including this settlement agreement, is described in more detail under the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Private Placement.”

Our current sources of cash include our Wells Fargo Bank, National Association (“Wells Fargo”) credit facility, a revolving credit facility with Harris N.A. (the “2006 Harris facility”) in the amount of $4.5 million, of which $1.5 million is guaranteed by Sun Capital II and the remaining $3.0 million is secured by cash collateral posted by Sun Capital II in a collateral account maintained by Harris, and our current credit lines with our suppliers. We believe that these liquidity sources are adequate to fund our operations, assuming that we operate at current gross profit levels and that Sun Capital II continues to provide us with liquidity as they have done historically. However, there can be no assurance that we will operate at sufficient gross profit levels or that Sun Capital II will continue to provide us with liquidity, in which case it would be necessary to further cut costs, raise additional debt or equity capital, or sell assets. Additionally, based on our current liquidity, we may need to raise additional capital to pay the promissory notes issued in satisfaction of liquidated damages owed to the investors in the 2006 private placement described above. No assurance can be given that additional financing will be available or that, if available, it will be on terms favorable to us.

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

A number of factors may contribute to fluctuations in our revenue and operating results. Significant among these factors is the increasing size of individual customer orders received; we now frequently receive orders of more than $1 million in a single transaction. The timing of large orders from customers and the product integration cycle of those orders can cause significant fluctuations from period to period. Other factors include the tendency of customers to change their order requirements frequently with little or no advance notice to us; deferrals of customer orders in anticipation of new products, services, or product enhancements from us or our competitors; and the rate at which new markets emerge for products we are currently developing. Additionally, our EarthWhere segment is still in an “early stage,” and has yet to perform at a consistent and ratable operating level.

A material portion of our sales are to the U.S. Federal government, and if we lost the ability to sell to the government our sales would decline significantly.

Approximately 29% of our 2006 consolidated sales were to Federal government customers or to support Federal government projects. While it is not legally necessary to be an approved vendor in order to sell to the government, we have established GSA schedules with respect to many of the products we sell. GSA schedules are product and price lists that are periodically reviewed and approved by the GSA as the basis for purchases by Federal government agencies. Those GSA schedules greatly facilitate our sales to Federal government end-users. If the GSA were to refuse to renew those GSA schedules, we could lose some of our Federal government revenue base, and our business and results of operations could be materially and adversely affected. SANZ’ GSA schedule was most recently renewed in February 2003 and is valid through February 2008, unless terminated by GSA.

Our operations currently rely on continued access to bank debt and trade credit from suppliers. If we lose access to such debt, our operations may be significantly impaired.

We have a $12 million revolving credit facility with Wells Fargo, however, funds available to us under the credit line are limited by the amount of eligible accounts receivable we hold at any given time. Additionally, fluctuations in the timing of customer orders can adversely affect our ability to draw on the line when required. Wells Fargo may declare the loan in default if we do not meet certain financial covenants. In the past, we have periodically been in default under the covenants, and have required waivers from Wells Fargo. If we were to not be in compliance with financial covenants and were unable to obtain a waiver, and if Wells Fargo were to accelerate the loan, we would need to obtain cash from other sources to repay the loan. At December 31, 2006, we had $6.2 million of outstanding debt and $5.0 million of availability on our revolving credit facility with Wells Fargo. Additionally, at that date, we had a working capital deficit (current liabilities greater than current assets) of $7.1 million.

Further, we purchase over half of our products from one supplier—Avnet, Inc. (“Avnet”). In 2005, we executed a security agreement with Avnet, whereby our indebtedness with Avnet is secured, except for $1.0 million. This security interest is subordinate to the security interest held by Wells Fargo under its credit facility with us, pursuant to an intercreditor agreement between Wells Fargo and Avnet. We purchase most of our other products from our other suppliers on open trade credit terms. Avnet and most of our suppliers set dollar limits on the trade credit they will afford us at any given time. If Avnet or our other significant suppliers were to cease to sell to us on trade credit terms, or were to substantially lower the credit limits they have set on our accounts, we would need to accelerate our payments to those vendors, creating additional demands on our cash resources, or we would need to find other sources for those goods.

We have experienced a material weakness in our internal controls. If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would negatively impact the value of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results will be harmed. We restated our consolidated financial statements as of and for the three months ended March 31, 2006 related to our accounting for the March 2006 closing of the 2006 private placement. The adjustments involved the valuation and classification of amounts assigned to our series A preferred stock and warrants issued in the March 2006 closing of the 2006 private placement. On June 20, 2006, our Audit Committee concluded that it was appropriate to restate our financial statements to reflect this revised accounting and financial reporting. Management evaluated the impact of this restatement on our assessment of internal control over financial reporting and concluded that the control deficiency related to the accounting for, and reporting of, convertible preferred stock transactions and derivative financial instruments represented a material weakness as of March 31, 2006. No other material weaknesses were identified as a result of management’s assessment.

To remediate the aforementioned deficiency, and to strengthen internal control over financial reporting for convertible preferred stock transactions and derivative financial instruments, in the second quarter of 2006, we implemented additional review procedures over the evaluation and application of relevant accounting pronouncements, rules, regulations and interpretations at the time these transactions, or other complex transactions, are contemplated and completed. These additional procedures include consultation with outside resources as may be deemed appropriate. As reported in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, as amended, based on the remediation efforts in the second quarter of 2006, we believe that the material weakness was remediated in the June 2006 quarter.

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

Deemed dividends related to the beneficial conversion feature of our outstanding convertible series A preferred stock adversely affected earnings for the March 2006 quarter and may adversely affect earnings in future periods.

As part of the first closing of the 2006 private placement on March 2, 2006 described earlier in this report, we issued convertible series A preferred stock and warrants. The net proceeds of $10.5 million from the first closing were allocated to the warrants based on their estimated fair value of $6.0 million, with the balance of the net proceeds of $4.5 million allocated to the convertible series A preferred stock. After this allocation, we calculated the effective conversion price of the convertible series A preferred stock, which was less than the closing price of our common stock on March 2, 2006. The difference between the effective conversion price of the series A preferred stock and the closing price of our common stock on this date resulted in a beneficial conversion feature. We calculated this beneficial conversion feature at $4.5 million and recorded it as a deemed dividend to preferred stockholders. The deemed dividend is included in the net loss available to common stockholders and the basic and diluted net loss per share calculation in 2006. We may record additional deemed dividends in future periods if we issue convertible securities at a discounted price. See Note 4 to our consolidated financial statements included in “Item 15. Exhibits and Financial Statement Schedules.”

There are risks associated with introducing new products. If we are not successful with those product introductions, we will not realize on our investment in developing those products.

The first version of our EarthWhere software product became “generally available” in 2003 and we recorded license and services revenue during 2006, 2005, 2004 and 2003 of approximately $2.1 million, $1.9 million, $749,000 and $87,000, respectively. From inception through December 31, 2006, we have invested approximately $11 million in the EarthWhere business, several times the amount of the revenue generated.

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

Most of our revenue and a majority of our gross profit come from selling integrated solutions, consisting of combinations of hardware and software products produced by others. While our relationships change from time to time, some of our most significant technology partners at this time are Network Appliance, EMC/EMC Software Group, Hitachi Data Systems and Sun Microsystems. If a given technology partner changes its marketing strategy and de-emphasizes its use of marketing partners such as SANZ, our ability to generate revenue from reselling its products would diminish and our operations and results of operations would be materially and adversely affected.

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

Our future success depends on our ability to attract qualified storage technology and geospatial imagery personnel. We may be unable to attract these necessary personnel. If we fail to attract or retain skilled employees, or if a key employee fails to perform in his or her current position, we may be unable to generate sufficient revenue to offset our operating costs.

We have a single controlling shareholder, who has the power to elect a majority of our board of directors and control the strategic direction of SANZ.

As of March 30, 2007, Sun Solunet owns approximately 61% of our outstanding common stock assuming all securities held by Sun Solunet and other holders that are convertible into common stock or exercisable for common stock were converted or exercised. These shares give Sun Solunet the power to elect a majority of our board of directors and, through that board control, control our operations. The ability of other shareholders to influence our direction (for example, through the election of directors) is therefore limited or not available.

Sales of common stock by our controlling shareholder may result in a change of control.

As of March 30, 2007, Sun Solunet is our controlling shareholder. Sun Solunet is a selling stockholder in a resale registration statement that we filed as required by the terms of the 2006 private placement under which it may offer and sell approximately 55.9 million shares of our common stock that it holds by the related prospectus. Sun Solunet may cause us to have a change of control if they sell enough of our common stock by that prospectus or by other means. We are not aware of any present intention of Sun Solunet to cause us to have a change of control and we are not aware of any other arrangements that may result in a change of control.

We have a thinly-traded stock and public sale of shares by Sun Solunet could cause the market price of our shares to drop significantly.

As of March 30, 2007, Sun Solunet owns approximately 61% of our outstanding common stock assuming all securities held by Sun Solunet and other holders that are convertible into common stock or exercisable for common stock were converted or exercised. If Sun Solunet were to begin selling shares in the market rather than hold all of those shares over a longer term, the added available supply of shares could cause the market price of our shares to drop. Furthermore, in light of the large number of shares that it holds and its generally lower acquisition cost of those shares, Sun Solunet could be willing to sell its shares at a price lower than the currently-prevailing market price, thereby depressing that price.

The sale of securities by investors in the 2006 private placement could cause dilution of existing holders of our common stock by decreasing the price of our common stock.

The market price of our common stock could be adversely affected by sales of substantial amounts of common stock in the public market from investors in the 2006 private placement, including Sun Solunet, by the perception that those types of sales could occur or by the fact or perception of events which would have a dilutive effect on the market for our common stock. As of March 30, 2007, we had 96.8 million shares of our common stock outstanding. If all of our outstanding preferred stock is converted and all of our outstanding options and warrants were exercised, we could have up to approximately 326 million shares of common stock outstanding. Future transactions with other investors could further depress the price of our common stock because of additional dilution.

Our common stock price could be affected by the ability of holders of our common stock to sell their stock.

The market price of our common stock may be influenced by the ability of common stock holders to sell their stock. As of March 30, 2007, approximately 40 million shares of our common stock were freely transferable and constitute the “float” in the public market for our common stock. The “float” for our common stock will increase to a total of approximately 53 million shares assuming the conversion of all securities issued in the 2006 private placement that were registered for resale under a registration statement that was declared effective by the SEC in January of 2007.

We could issue preferred stock that could adversely affect the rights of our common stockholders.

We are authorized to issue up to 10,000,000 shares of our preferred stock, no par value per share. Our articles of incorporation give our board of directors the authority to issue preferred stock without approval of our common stockholders. We may issue preferred stock to finance our operations or for other purposes. We may authorize the issuance of our preferred stock in one or more series. In addition, we may set several of the terms of the preferred stock, including:

•	dividend and liquidation preferences,
•	voting rights,
•	conversion terms and privileges,
•	redemption terms and privileges, and
•	other privileges and rights of the shares of each authorized series.

At any time our board of directors may issue additional shares of preferred stock having, if so designated by our board of directors at the time of issuance, dividend, liquidation, voting or other rights superior to those of the common stock. Such issuances could cause the market price of our common stock to decrease.

The issuance of large blocks of preferred stock could have a dilutive effect on our existing shareholders and it could negatively impact our existing stockholders’ liquidation preferences. In addition, while we include preferred stock in our capitalization to improve our financial flexibility, we could possibly issue our preferred stock to third parties as a method of discouraging, delaying or preventing a change in control in our present management.

Deemed dividends related to beneficial conversion feature of our outstanding convertible series A preferred stock may adversely affect the price of our common stock.

As described earlier in this report, the effective conversion price of the convertible series A preferred stock issued on March 2, 2006 in the 2006 private placement was less than the closing price of our common stock on March 2, 2006 which required us to record a deemed dividend to preferred shareholders. The deemed dividend is described in Note 4 to our consolidated financial statements included in “Item 15. Exhibits and Financial Statement Schedules.” The market price of our common stock may be adversely affected by the fact that the effective conversion price is less than the market price of our common stock.

Future issuances of securities could adversely affect the interests of our existing shareholders.

In prior years, we issued securities both to generate cash and to acquire other companies and assets. As noted above, in March, April and May 2006, we issued convertible preferred stock and common stock purchase warrants as part of the 2006 private placement, which generated cash and reduced our debt. We may need to issue additional equity securities to provide cash and to fund any future acquisitions. Additionally, management may in the future deem raising capital through the sale of securities to be preferable to bank financing. Funds raised through the issuance of equity securities or securities convertible into, or exercisable for, our common stock could dilute the percentage ownership of existing shareholders, or result in our issuance of securities with rights, preferences or privileges which may be senior to those of shares of our common stock.

The resale of our common stock by investors may be limited because of its low price which could make it more difficult for broker/dealers to sell our common stock.

The Securities Enforcement and Penny Stock Reform Act of 1990, as amended, requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Regulations enacted by the SEC generally define a penny stock as an equity security that has a market price of less than $5.00 per share, subject to some exceptions. Unless an exception applies, a disclosure schedule explaining the penny stock market and the risks associated with investing in penny stocks must be delivered before any transaction in penny stock can occur. Our common stock is currently subject to the SEC’s “penny stock” rules and it is anticipated that trading in our common stock will continue to be subject to the penny stock rules for the foreseeable future.

Until such time as our common stock meets an exception to the penny stock regulations cited above, trading in our securities is covered by Rule 15g-2 and Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 15g-2, before a broker/dealer can consummate a trade in a penny stock, the broker/dealer must send additional disclosure, receive a written acknowledgement of such disclosure from the purchaser of the penny stock, and wait two business days from the date the additional disclosure was sent. Under Rule 15g-9, broker/dealers who recommend penny stocks to persons who are not established customers or accredited investors must make a special determination in writing for the purchaser that the investment is suitable, and must also obtain the purchaser’s written agreement to a transaction before the sale.

The regulations could limit the ability of broker/dealers to sell our securities and thus the ability of purchasers of our securities to sell their securities in the secondary market for so long as our common stock has a market price of less than $5.00 per share.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future since we will use all of our earnings, if any, to finance current operations and the possible expansion of our operations. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real property. We occupy approximately 14,949 square feet of leased office and data center space in Englewood, Colorado. This facility serves as our headquarters, and it houses most of our financial, administration and order processing functions, regional sales functions, and EarthWhere development functions. We are currently leasing this facility under a three-year lease which expires on January 14, 2009, for a monthly rent of approximately $21,000 plus the costs of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities.

We currently have five other regional engineering and sales offices (excluding one-person offices or home offices in more remote locations), all located in leased premises. The following table is a summary of the locations, functions, approximate square footage and estimated utilization of our leased properties:

Location	Function	Square Footage	Utilization
Englewood, CO	Headquarters, executive and administrative offices, as well as data center and research and development	14,949	85%
Richardson, TX	Call center, data center, engineering management and regional sales office	9,546	90%
Vienna, VA	Engineering management and regional sales office	6,550	95%
Stafford, TX	Regional sales office	3,422	90%
Campbell, CA	Regional sales office	1,680	75%
Seattle, WA	Regional sales office	1,967	100%

We believe that our properties, equipment, fixtures and other assets are adequately insured against loss, that suitable alternative facilities are readily available if the lease agreements described above are not renewed, and that our existing facilities are adequate to meet current requirements.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is presently quoted on the over-the-counter bulletin board maintained by the National Association of Securities Dealers, Inc. under the symbol “SANZ.” The following table shows the high and low bid quotations for our common stock in each quarter in 2006 and 2005. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The trading market in our securities may at times be moderately illiquid due to low dollar volume.

	Common Stock
	High	Low

2006
First Quarter	$0.27	$0.17
Second Quarter	0.40	0.21
Third Quarter	0.27	0.14
Fourth Quarter	0.24	0.14

2005
First Quarter	0.45	0.28
Second Quarter	0.33	0.18
Third Quarter	0.29	0.20
Fourth Quarter	0.24	0.18

On March 23, 2007, the last reported sale price for our common stock was $0.13.

Holders

As of March 23, 2007, there were approximately 97.0 million shares of our common stock outstanding, held of record by approximately 350 registered holders. Registered holders include brokerage firms and clearinghouses holding our shares for their clientele, with each brokerage firm and clearinghouse considered as one holder.

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

Stock Performance

The information in this section is furnished because we deliver this report to our shareholders (in lieu of delivering an annual report to shareholders) in connection with our 2007 Annual Proxy Statement in order to satisfy our obligations under Rule 14a-3 promulgated under the Exchange Act.

The information in this section is not soliciting material, is furnished and not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

The following graph compares the performance of our common stock from December 31, 2001 through December 31, 2006, against the performance of (a) the Nasdaq Composite Index and (b) the Russell 2000 Index for the same period. The Russell 2000 index was determined to be the closest of the available indices to the Company’s size, and was chosen in lieu of a Peer Group. The graph assumes an investment of $100 at December 31, 2001. We paid no dividends during the periods shown. The performance on the indices is shown on a total return basis.

Comparison of 5 Year Cumulative Total Return
among SAN Holdings, Inc., the Nasdaq Composite Index and the Russell 2000 Index

Item 6. Selected Financial Data

The fiscal year 2006, 2005, and 2004 statements of operations data, and the 2006 and 2005 balance sheet data, have been derived from our consolidated financial statements and notes appearing in “Item 15. Exhibits and Financial Statement Schedules” (“Item 15”). The statement of operations and balance sheet data for 2003 and 2002 have been derived from our historical financial statements for those years.

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

The following table (in thousands, except per share data) should be read in conjunction with our consolidated financial statements and associated notes found in Item 15.

	Years Ended December 31,				Sept. 26, 2002 to Dec. 31,
Consolidated Statement of Operations Data	2006	2005	2004	2003	2002

Revenue	$58,745	$59,115	$66,158	$55,497	$11,554
Loss from operations (1)	(26,599)	(11,283)	(3,509)	(5,225)	(5,627)
Net loss (1) (2) (3)	(32,957)	(15,803)	(6,750)	(5,938)	(5,813)
Net loss available to common shareholders (4)	(37,836)	(15,803)	(6,750)	(5,938)	(5,813)
Basic and diluted loss per share	$(0.33)	$(0.15)	$(0.08)	$(0.12)	$(0.29)

Balance Sheet Data:
Working capital (deficit)	(7,072)	(19,626)	(16,029)	(12,225)	(2,038)
Total assets	22,155	41,217	53,272	60,469	12,320
Total long-term obligations (5)	6,814	-	-	-	4,000
Total stockholders’ equity (deficit)	(9,858)	6,841	19,767	24,048	(4,813)

StorNet, Inc.
Consolidated Statement of Operations Data	Jan. 1, 2002 to Sept. 25, 2002
Revenue	$42,446
Loss from operations	(9,556)
Net loss	(10,362)
Basic and diluted loss per share	$(0.52)

Balance Sheet Data:
Working capital (deficit)	(32,876)
Total assets	10,997
Total long-term debt	-
Total stockholders’ deficit	(32,087)

(1)
The 2006 and 2005 losses from operations and net losses included charges in the amount of $22.3 million and $9.2 million, respectively, for goodwill and intangible asset impairment related to our Storage Solutions segment. See a further discussion of this impairment in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)
The 2006 net loss included (a) charges in the amount of $1.3 million for the change in estimated fair value of derivative financial instruments (stock purchase warrants issued in the March, April and May closings of the 2006 private placement transaction), and for the fair value of derivative financial instruments (stock purchase warrants issued in the April and May closings of the 2006 private placement transaction) issued in excess of net cash proceeds; (b) a charge in the amount of $2.3 million related to an agreement to reprice warrants issued in the 2006 private placement transaction related to the settlement of liquidated damages (warrants were repriced on November 15, 2006); and (c) a settlement in the amount of $1.1 million for liquidated damages payable under the registration rights agreement executed in the 2006 private placement transaction. See a further discussion of these charges in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)
The 2005 and 2004 net losses included charges of $2.9 million and $2.5 million, respectively, related to the obligation to issue stock purchase warrants to our majority shareholder, Sun Solunet, pursuant to a debt guaranty provided by Sun Capital II, an affiliate of Sun Solunet, on our revolving credit lines with Harris. See a further discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(4)
The 2006 net loss available to common shareholders included a deemed dividend of $4.5 million related to the beneficial conversion feature of the convertible series A preferred stock issued in the March closing of the 2006 private placement transaction and accrued common stock dividends on the series A preferred stock issued in the March, April and May closings of the 2006 private placement transaction in the amount of $340,000. See a further discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(5)
Total long-term obligations at December 31, 2006 included $5.7 million for a three-year term loan we have with Sun Solunet (the “Sun Term Loan”), $762,000 of notes payable related to liquidated damages payable to related parties and $372,000 of notes payable related to liquidated damages payable to outside investors in the three closings of the 2006 private placement transaction.

Supplementary Data - Quarterly Financial Information (Unaudited)

The consolidated results of operations on a quarterly basis were as follows (in thousands, except per share amounts).

	For the three months ended
2006	March 31	June 30	Sept. 30	Dec. 31
Net sales	$14,272	$13,906	$14,780	$15,787
Gross Profit	3,507	3,245	3,607	3,676
Net loss (1)	(5,617)	(334)	(3,545)	(23,461)
Net loss available to common shareholders (2)	(10,156)	(334)	(3,545)	(23,801)
Net loss per share, basic and diluted	$(0.09)	$(0.00)	$(0.03)	$(0.20)

2005	March 31	June 30	Sept. 30	Dec. 31
Net sales	$15,516	$13,273	$18,039	$12,287
Gross Profit	3,757	3,186	4,543	3,352
Net loss (3)	(1,513)	(1,560)	(506)	(12,224)
Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.11)

(1)
The first quarter 2006 net loss included a charge of $4.0 million for the change in the estimated fair value of our warrants issued in March of 2006. The second quarter 2006 net loss included a benefit of $2.7 million for the change in the estimated fair value of our warrants issued in March, April and May of 2006 in the 2006 private placement and a charge of $0.9 million for the fair value of the warrants issued in April and May of 2006 in the 2006 private placement in excess of the net cash proceeds raised. The third quarter 2006 net loss included (a) a benefit of $0.9 million for the change in the estimated fair value of the warrants issued in March, April and May of 2006 in the 2006 private placement; (b) a charge in the amount of $2.3 million related to an agreement to reprice warrants issued in the 2006 private placement related to the settlement of liquidated damages (warrants were repriced on December 8, 2006); and (c) a settlement in the amount of $1.1 million for liquidated damages under the registration rights agreement executed in connection with the 2006 private placement. The fourth quarter 2006 net loss included a charge in the amount of $22.3 million for goodwill and intangible asset impairment related to our Storage Solutions segment. See a further discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)
The first quarter 2006 net loss available to common shareholders included a deemed dividend of $4.5 million related to the beneficial conversion feature of the convertible series A preferred stock issued in March of 2006 in the 2006 private placement. See a further discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The fourth quarter 2006 net loss available to common shareholders included accrued common stock dividends on the series A preferred stock issued in the March, April and May closings of the 2006 private placement transaction in the amount of $340,000. See a further discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)
The first, second and fourth quarters of 2005 included charges of $1.0 million, $0.5 million and $1.3 million, respectively, related to stock purchase warrants issued to Sun Solunet in consideration for a guaranty provided by Sun Capital II on our revolving credit lines with Harris. See a further discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The fourth quarter of 2005 included a charge in the amount of $9.2 million for goodwill impairment related to our Storage Solutions segment. See a further discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our current business operations commenced in 2000. Effective April 1, 2003, we completed the acquisition of Solunet Storage Holding and, indirectly, its operating subsidiary Solunet Storage, Inc. (“Solunet Storage”). As discussed in Note 1 to our consolidated financial statements included in Item 15 of this report, this transaction has been accounted for as an acquisition of SANZ by Solunet Storage Holding, and as a result, the financial statements of Solunet Storage Holding have been adopted as the historical financial statements of SANZ for all periods prior to April 1, 2003. SANZ includes its wholly-owned subsidiary, SANZ Inc., and its wholly-owned subsidiary, Solunet Storage.

Products and Services

In the course of our business, we provide the following products and services, which are reported as two business segments in our financial statements included in Item 15 of this report:

•	Data storage solutions that we design and deliver as a customized project to meet a client’s specific needs, including both data storage networks and data backup/recovery systems;

•	Maintenance and customer support services on storage hardware and software;

•	Storage-related professional services;

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

SANZ’ Storage Solutions Business:

SANZ provides enterprise-level data storage and data management solutions to commercial and government clients. We design, deliver, service and sometimes manage data storage systems, especially those that are built using a network architecture. The data storage and services market is large, with spending estimated to exceed $40 billion by 2007. International Data Corporation (IDC) projects data growth at an annual compound rate of approximately 8-10% through 2007. While this market is large and broad-based as a result of the fundamental need by all industries and government agencies to better manage ever increasing amounts of data, it is subject to fluctuations in capital spending in general and in information technology spending in particular. Because we typically design solutions that integrate multiple technologies for our clients, we are known in the industry as a “storage solution provider.” Our client-specific solution designs may include a variety of storage elements or subsystems from a single technology partner, or may be comprised of a mix of elements from a broad range of component suppliers. Clients often choose to conduct business with SANZ because of our ability to offer solutions that are based on a comprehensive understanding of the wide range of storage technologies and products that are available, and our ability to select from among those sometimes competing offerings, an optimized price-performance combination for the client’s specific needs.

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

As an important part of our general business strategy, we have concentrated on growing the technical professional services content of our Storage Solutions business, which has increased from $3.3 million in 2004 to $4.8 million in 2005, and to $5.4 million in 2006, representing a 64% increase from 2004 to 2006. Sales of professional services generally provide higher gross margins than the resale of third-party hardware and software. At the same time, building out and maintaining a professional services staff requires additional management systems for recruiting, retention, and utilization of employees.

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

We are currently marketing EarthWhere predominantly to government agencies that use geospatial digital imagery in their business or mission. These users may include:

•	Military mission planners who use images to better plan operations and assess results;

•	Intelligence operatives and planners who use images to monitor condition changes in their surveillance objectives;

•	Environmental condition analysts who use hyper-spectral analysis of imagery to monitor changes in conditions;

•	Agricultural scientists and planners who use imagery to monitor farm production compliance, soil conditions, and land contours;

•	Border patrol enforcement teams who use imagery to plan for more effective “route” control and intercept;

•	Emergency management teams who use imagery to address issues of evacuation route planning; and

•	Municipal planning, taxing and control organizations that use imagery to address zoning compliance and other real estate development issues.

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

SANZ management believes that the introduction of EarthWhere as a data provisioning application offers dramatic improvement to the process for delivering data to the imagery analyst and making some of his/her tasks much easier. In actual process impact tests at the United States Department of Agriculture Farm Service Agency Aerial Photography Field Office (“USDA APFO”) and other users, the application of EarthWhere improved productivity of some operations by as much as 20 to 1 (“USDA APFO/EarthWhere sales order fulfillment project—Case study, version 1.5,” March 15, 2005). Improving the productivity of the imagery analyst increases his/her ability to respond to the mission objectives of the business user and correspondingly support an expanding user market.

We recorded our first product sale of EarthWhere in 2003. To date, we have made sales to a number of Federal agencies that hold significant potential for broad application of the EarthWhere software product. In 2006, we focused our technical and business development efforts on achieving sales in the Department of Defense and Intelligence Community. We believe that these market segments hold the largest near term potential for growth.

The sales cycle for an “enterprise class” software product typically exceeds 12 months from initial introduction to full deployment. Our experience has been that EarthWhere sales cycles tend to follow this pattern. A relatively small license sale that supports a typical “department” use is priced in the range of $100,000. We expect to increase revenue in 2007 as we continue to invest in building out our position in the Defense and Intelligence Community and move some of our existing clients from department to “enterprise” use of the product.

As part of our software sale, we provide installation and support services. We have also found that some of our clients and prospective clients have a need for business process re-engineering and other consulting services, which we also provide.

Currently we believe that we have nominal direct competition for the EarthWhere product as a “Commercial Off the Shelf Technology.” We sometimes face indirect competition where mature users of geospatial imagery have developed custom “in house” systems that perform some or all of the functions of our product.

We continue to invest significantly in the product development of EarthWhere, which we expect will be necessary to continue to maintain a competitive position. We account for software development costs according to accounting principles generally accepted in the United States (“US GAAP”). In 2006 and 2005, we capitalized $898,000 and $911,000 of software development costs, respectively, and expensed $62,000 and $219,000 in research and development costs, respectively, related to EarthWhere.

While we expect increases in sales of EarthWhere software and related services, this part of our business is still in the development stage and no assurance can be made that we will meet our sales objectives. If we fail to meet our sales objectives, the cash requirements for development will place a significant burden on our cash resources.

Segment Information

The Company currently operates and reports in two business segments—Storage Solutions and EarthWhere. The two reportable segments disclosed in this document are based on our current management organizational structure. A detailed description of the products and services, as well as financial data, for each segment can be found in Note 11 to our consolidated financial statements included in Item 15 of this report. Based on the way in which management reviews and evaluates segment performance, the segment operating results shown below for 2006, 2005 and 2004 do not include non-allocated corporate expenses, interest expense, charges for debt guaranty warrants, charges related to the 2006 private placement transaction and other income and expense. Such items are only considered when evaluating the results of the consolidated company. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Storage Solutions

(in thousands)	2006	2005	2004
Net revenue
Product sales and vendor supplied services	$43,734	$43,333	$53,970
Consulting and engineering services	5,397	4,773	3,272
Maintenance services and contract fees	6,508	8,895	7,763
Total net revenue	55,639	57,001	65,005

Gross Profit	12,752	13,440	13,388
Loss from operations (1)	$(22,903)	$(8,851)	$(1,578)

(1) For 2006 and 2005, loss from operations included non-cash charges for goodwill and intangible asset impairment in the amount of $22.3 million and $9.2 million, respectively.

Storage Solutions revenue decreased by approximately 2% and gross profit decreased by approximately 5% from 2005 to 2006. Product sales and vendor supplied services remained flat year on year. The decrease in gross profit is primarily a result of the Storage Solutions segment’s continued pricing pressures, which is reflected in part by several multi-million dollar transactions in 2006 which carried gross margins ranging from 8 to 16%, as compared to a $4.4 million order in 2005 that carried approximately a 28% gross margin. Consulting and engineering services revenue increased by 13% year on year, reflecting our continued focus on increasing this higher-margin sector of our business. The primary reason for the year on year decrease in maintenance services and contract fees was a change in the mix of “first call” maintenance services and third party maintenance contract fees. Overall maintenance billings increased from 2005 to 2006, but the percentage of first call maintenance services to third party maintenance contract fees was approximately 60/40 in 2005 compared with 40/60 in 2006. Since maintenance contract fees are recorded net of cost of goods, the result was a decrease in reported maintenance revenue.

EarthWhere

(in thousands)	2006	2005	2004
Net revenue
EarthWhere licenses and services	$2,125	$1,932	$749
Other hardware and software	981	182	404
Total net revenue	3,106	2,114	1,153

Gross Profit	1,283	1,398	562
Loss from operations	$(2,929)	$(1,732)	$(1,453)

EarthWhere revenue increased by 47% from 2005 to 2006, and sales of our software licenses increased by 10% year on year. In addition, our EarthWhere consulting and engineering service revenue increased by 25% from 2005 to 2006. The decrease in gross profit year on year is partially due to the increase in amortization of capitalized software costs, which is recorded as cost of goods, from $134,000 in 2005 to $376,000 in 2006.

We have continued to significantly increase our investment in expanding the EarthWhere business, with the number of dedicated EarthWhere employees increasing from 15 to 26 to 31 at December 31, 2004, 2005 and 2006, respectively. Operating expenses, including an allocation for general and administrative expenses, increased from $2.1 million in 2004 to $3.3 million in 2005 and to $4.1 million in 2006.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with US GAAP. The accounting policies most fundamental to understanding our financial statements are those relating to recognition of revenue, to our use of estimates, to the capitalization of software development costs, to the accounting for derivative financial instruments and those relating to the impairment testing of goodwill and intangible assets.

Revenue Recognition

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. Revenue results are difficult to forecast, primarily because we are a project-based business, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from period to period. Additionally, we use estimates in allocating revenue among the multiple elements of a sale arrangement. Also, we make estimates and judgments regarding revenue recognition as to when a particular services engagement is completed.

We recognize revenue from the design, installation and support of data storage solutions, which may include hardware, software and services. Our revenue recognition policies are based on the guidance in Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB 104”) in conjunction with Emerging Issues Task Force (“EITF”) Issue Number 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), the American Institute of Certified Public Accountants’(“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” and EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

We recognize revenue when:
•	persuasive evidence of an arrangement exists,
•	delivery has occurred or services have been rendered,
•	the sales price is fixed or determinable, and
•	collectibility of the resulting accounts receivable is reasonably assured.

Our revenue is derived from two segments—Storage Solutions and EarthWhere—and from four sources:

(1) the resale of computer hardware, software and related vendor supplied services;
(2) the sale of our proprietary software product, EarthWhere;
(3) professional services, including installation, assessment, and on-site consulting; and
(4) the sale of maintenance and technical support agreements on data storage devices and software.

Storage Solutions Product Sales (Hardware/Software)

Our Storage Solutions arrangements may include multiple elements, including the resale of third-party computer hardware, software and maintenance support. We account for the software and software-related elements in accordance with SOP 97-2. We determine the fair value of the non-software elements in accordance with EITF 00-21 and account for them in accordance with SAB 104.

We recognize revenue from the resale of data storage systems upon either (i) the shipment of goods for freight-on-board (“FOB”) origin shipments or (ii) the delivery of goods to the customer for FOB destination shipments, provided that no significant uncertainties regarding customer acceptance exist, and depending on the terms of the contract and applicable commercial law. Based on our history, customer acceptance clauses are rare, and in the event of a sales arrangement which includes a customer acceptance clause, we recognize revenue upon the earlier of receipt of written acceptance or when the acceptance period has lapsed.

Our Storage Solutions arrangements may include multiple elements, including the resale of third-party computer hardware, software, maintenance support, and professional services (e.g., assessment, training and installation). Arrangements generally fall into one of the following scenarios:

(a)
The software and maintenance elements are more than incidental to the product as a whole, and essential to the functionality of the hardware. In this type of arrangement, and in accordance with EITF 03-5, the hardware is considered software-related, and we account for the entire arrangement - hardware, software and related maintenance support - in accordance with SOP 97-2. Since these arrangements involve the resale of third-party elements, we have published price lists from our vendors for these products and services, and accordingly, we establish vendor specific objective evidence (“VSOE”) of fair value for these elements from these price lists.

(b)	The software and maintenance are incidental to the product as a whole.

(c)
The resale of hardware contains no software. Multiple elements in these arrangements may include the sale of professional services (i.e. installation) and maintenance contracts on the hardware elements.

In accordance with EITF 03-5, when the hardware is a non-software element and any software or software-related elements are not more than incidental to the product as a whole as in cases (b) and (c) above, the arrangements do not fall under the scope of SOP 97-2, and are accounted for in accordance with SAB 104 and EITF 00-21.

For arrangements that include the resale and installation of third-party data storage systems (i.e., stand-alone hardware or hardware with incidental software and maintenance, as cited in b. and c. above) denominated as a single, lump-sum price, we allocate the aggregate arrangement revenue among the multiple elements based on their relative fair values in accordance with EITF 00-21. We determine relative fair value for each revenue element based on published price lists from our vendors for these products and/or services.

When some elements are delivered prior to others in a multiple element arrangement, revenue for the delivered elements is separately recognized, provided all of the following criteria are met:

•	the delivered item has value to the customer on a stand-alone basis,
•	there is objective and reliable evidence of the fair value of the undelivered item(s), and
•	delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor.

Undelivered revenue elements typically include installation, training, and other professional services.

The amount of revenue allocated to delivered items is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. For undelivered services revenue, we use a residual method of allocating revenue, and defer revenue for the estimated fair value of the undelivered services. We estimate the fair value of the undelivered services based on separate service offerings with customers. For undelivered elements other than services, we allocate revenue to the separate elements based on their relative fair values.

EarthWhere License Fees

We recognize revenue on EarthWhere license fees in accordance with SOP 97-2, as amended by SOP 98-9.

For EarthWhere license agreements that do not require significant modifications or customization of the software, we recognize software license revenue when persuasive evidence of an agreement exists, delivery of the product has occurred, the license fee is fixed or determinable and collection is probable. Consulting and maintenance services are billed separately from the license. Acceptance provisions included in a software license agreement generally grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications. Based on our history, the likelihood of non-acceptance in these situations is remote, and we recognize revenue when all other criteria of revenue recognition are met. If the likelihood of non-acceptance is determined to be other than remote, we recognize revenue upon the earlier of receipt of written acceptance or when the acceptance period has lapsed.

Our EarthWhere software license agreements may include multiple products and services, including maintenance, and we determine the fair value of and recognize revenue from the various elements of the arrangements in accordance with SOP 97-2 and 98-9. We establish VSOE of fair value for our EarthWhere software licenses through our price list which is published with the General Services Administration (“GSA Price List”) for sale to Federal government customers. Typically, we sell our EarthWhere licenses along with a maintenance agreement; however, if we sell a license separately, without maintenance, it is sold at the same price according to the GSA Price List. In cases where we can establish VSOE only for the undelivered elements in a arrangement (i.e. maintenance), we apply the residual method to recognize revenue for the delivered elements in accordance with SOP 98-9.

Professional Services

Revenue from professional services, excluding maintenance services, and which include installation, assessment, training and resident services, is recognized as the related services are completed.

Maintenance Services

We provide “first call” technical support for certain third-party hardware and software products that we sell. Additionally, on our EarthWhere product, we provided maintenance services and post-contract customer support along with unspecified upgrades and enhancements. Revenue from maintenance contacts is recognized on a straight-line basis over the contractual term of the contacts. Likewise, we defer the costs of maintenance contracts and amortize them on a straight-line basis over their contractual terms.

Maintenance Contract Fees

For third-party products for which we do not perform first call maintenance, we often resell the vendor’s maintenance contract for a fee. On these arrangements, we recognize revenue at the inception of the contract, net of the cost of the contract, in accordance with EITF 99-19.

Use of Estimates

The preparation of our financial statements in conformity with US GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the reported amount of revenue and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Some of these estimates, judgments and assumptions relate to expected outcomes or uncertainties of specified events. Others relate to the anticipated dollar amounts arising out of events that are reasonably certain to occur. The areas in which we most frequently are required to make such estimates, judgments and assumptions are assessment of the carrying value of goodwill, the recoverability and the useful lives of intangible assets and other long-term assets, allowances for credit losses on accounts receivable, allowances for impairment in the value of inventory, recognition of revenue, and the capitalization of software development costs.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible net assets relating to business acquisitions. Historically, goodwill has been a significant component of our total assets. We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill be tested for impairment at least annually.

We review the carrying value of goodwill annually and use the last date of our fiscal year (December 31) as the measurement date. Under certain circumstances, SFAS 142 requires an assessment of goodwill impairment more frequently. The performance of the impairment test involves a two-step process. The first step (“Step I test”) of the impairment test involves comparing the fair value of the company’s reporting unit with the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step (“Step II test”) is performed to determine the amount of the impairment loss. The impairment loss is determined by comparing the implied fair value of our goodwill with the carrying amount of that goodwill. We believe that our estimates of fair value are reasonable. Changes in estimates of such fair value, however, could affect the calculation.

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

As of December 31, 2006 and 2005, we reviewed goodwill associated with both of our reporting units for impairment, and, as part of our assessments of both years, we engaged an independent valuation firm (“independent firm”). For purposes of preparing its valuations, the independent firm requested that we provide them with certain information, including but not limited to projections of our 2006 financial results. The independent firm performed its valuations using primarily discounted cash flow and comparable public company analyses. For both 2006 and 2005, the result of the Step I test for our Storage Solutions reporting unit was that the carrying amount of this reporting unit exceeded its fair value. Because of the impairment determined under the Step I test, we were required to complete the Step II test, which involved a valuation of this reporting unit’s assets and liabilities, including intangibles. Based on the Step II analysis, as of December 31, 2006 and 2005, we recorded impairment charges for goodwill related to our Storage Solutions reporting unit in the amount of $21.5 and $9.2 million, respectively.

As of December 31, 2006 and 2005, we concluded that the recorded goodwill for our EarthWhere reporting unit was not impaired.

The independent valuation of our two reporting units was based on both historical and projected results provided by us. Our projected operating results encompassed assumptions and estimates regarding our revenue levels, gross margins associated with revenue components, operating expense levels and capital expenditure levels. Our actual operating results and cash flows from operations and investing activities could vary materially, and if materially less than projected results may indicate that the carrying value of our goodwill assets may be further impaired. Our common stock is currently thinly-traded and future assessments of the carrying value of our goodwill assets would likely be based on discounted cash flow analysis.

Our goodwill impairment charge recorded in the 2006 results of operations was primarily a result of: (1) our projected 2006 financial results provided to the independent firm for purposes of preparing its valuations exceeding our actual 2006 financial results; (2) a reduction in our projected financial results provided to the independent firm for purposes of preparing its valuations made as of December 31, 2006 for the fiscal years 2007 through 2015 as compared to projected financial results made as of December 31, 2005 for those same years; and (3) management’s assessment of the current operating performance of the Storage Solutions reporting unit. Based on these factors, as well as the independent firm’s valuation, we concluded that the goodwill asset for the entire Storage Solutions reporting unit was fully impaired, and wrote off the remaining balance in 2006.

Intangible and Other Long-Lived Assets

Generally, intangible assets other than goodwill are amortized over their useful lives. Determining the useful life of most such intangible assets requires an estimate by management. Our intangible assets that are subject to amortization include trade names and customer lists. The usefulness of customer lists declines gradually due to customer turnover. In the case of trade names, if a decline occurs, it is more likely to occur as a single event at an as-yet unknown time (e.g., as a consequence of a future rebranding). While it is not possible to know when such a change may occur in the future, we have estimated a median date based on our current business plans for such names and the general practices in the marketplace.

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

At December 31, 2006, in conjunction with the independent valuation of goodwill as described in “—Goodwill” above, we recorded a charge in the amount of $800,000 for the impairment of the SANZ commercial trade name.

Derivative Financial Instruments

During 2006, the accounting for financial instruments and potential derivatives was significant to our financial statements because the accounting for such instruments requires the use of management’s significant estimates and assumptions. This accounting policy is also significant because of the potential fluctuations in the estimated fair value from period to period, which are recorded as a benefit (charge) to net loss on the statement of operations. We estimated the fair value of the warrants issued in the 2006 private placement using the Black-Scholes option pricing model. This model requires the use of significant estimates and assumptions related to the estimated term of the financial instruments, the volatility of the price of our common stock, and interest rates, among other items. Fluctuations in these assumptions may have a significant impact on the estimated fair value of financial instruments, which, in turn, may have a significant impact on our reported financial condition and results of operations. As of December 31, 2006, all warrants issued in the 2006 private placement were reclassified to equity and were no longer subject to these fluctuations in fair value. Our accounting for derivative instruments is discussed further in Note 4 to our consolidated financial statements included in Item 15 of this report.

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

Historically, our credit losses have not been material. Total write-offs for the years 2003 through 2006 were insignificant. As of December 31, 2006 and 2005, our total allowance for doubtful accounts was $143,000, and $168,000, respectively, representing approximately 0.9% and 1.4% of our total accounts receivable, respectively. We do not anticipate any material change to our estimates or assumptions in this critical accounting area.

Inventory

We also utilize a specific reserve methodology for our inventory, in which we periodically review our inventory to assess whether, due to aging, changes in technology, our effectiveness in marketing a given type of product to our usual client base or other factors, our ability to sell that inventory for at least our carrying value has become impaired. This process involves the application of management’s judgment and estimates regarding a future event, i.e., the likelihood of the sale of an item of inventory and an estimate of the price at which such sale will occur. If our judgment does not accurately predict our future ability to sell that inventory or the price at which we will sell it, whether because the data on which we rely in making that judgment proves to be inaccurate or otherwise, we may have to reduce the carrying value of that inventory, and our future results of operations could be materially impacted.

Historically, our inventory write-offs have not been materially different from our estimated reserves. We have continued to reduce our inventory levels since 2004, further reducing the materiality of required reserves. We do not anticipate significantly increasing average inventory levels or any materially changing to our estimates or assumptions in this critical accounting area.

Expense Classification

Our recognition of revenue from services that we perform with our internal staff also involves certain estimates, judgments and assumptions. Among these are estimates and assumptions used in reallocating an appropriate portion of our operating expenses pertaining to employee compensation and related expenses to “cost of sales.” If we are incorrect in those estimates and assumptions, our financial statements may inaccurately overstate gross profit and simultaneously overstate operating expense, or vice versa. The net effect of either outcome would, however, be neutral to net income.

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

The capitalization and carrying value of software development costs involves estimates, judgments and assumptions in determining technological feasibility and expected useful life of a product.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS 155 amends SFAS 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS 133 also clarify that interest-only and principal-only strips are not subject to the requirements of SFAS 133, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends Statement of Financial Accounting Standards No. 140, “Accounting for the Impairment or Disposal of Long-lived Assets,” to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this accounting pronouncement did not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, ‘Accounting for Income Taxes’” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance regarding the recognition of a tax position based on a “more likely than not” recognition threshold; that is, evaluating whether the position is more likely than not of being sustained upon examination by the appropriate taxing authorities, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We believe that the adoption of this pronouncement will not have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The adoption of this accounting pronouncement did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the potential impact SFAS 157 will have on our financial statements.

In June 2006, the FASB ratified EITF Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. We currently present all taxes on a net basis and have elected not to change our presentation method. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted.

Liquidity and Capital Resources

Liquidity

As of December 31, 2006, we had $5.0 million of undrawn availability on our borrowing facility with Wells Fargo Bank, National Association (“Wells Fargo”), and as of March 31, 2007, we had $2.1 million drawn and $2.2 million of undrawn availability on this facility. Our ability to borrow under the Wells Fargo facility is subject to maintaining our accounts receivable balance at current levels, as well as complying with the financial covenants we have made to the lender. If we are unable to comply with our financial covenants to Wells Fargo, the facility could cease to be available to us. On April 2, 2007, we and Wells Fargo executed an amendment to the current facility, which extended its duration through May 2010. On April 13, 2007, we obtained a waiver of default from Wells Fargo waiving the event of default that would have resulted under the facility as a result of the “going concern” qualification on our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2006.

At December 31, 2006, we also held a $5.0 million three-year term loan (“Sun Term Loan”) with our majority shareholder, Sun Solunet that is payable in full in March 2009.

At December 31, 2006, we had $1.5 million of borrowings outstanding on a $1.5 million credit facility (the “Harris 2006 Facility”) with Harris N.A. (“Harris”). Borrowings under the Harris 2006 Facility bore interest at prime and are payable upon demand by Harris. We obtained this facility to provide additional working capital. On March 13 and March 23, 2007, we increased our borrowing availability with Harris through amendments to the Harris 2006 Facility in the amounts of $1.5 million and $1.5 million, respectively. As of the date of this report, we had principal borrowings outstanding under the Harris 2006 Facility of $4.5 million.

Our consolidated financial statements as presented in Item 15 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended December 31, 2006, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our current liquidity position, net losses and other factors described in this item and in Note 2 to our consolidated financial statements included in “Item 15. Exhibits and Financial Statement Schedules.” We have incurred substantial losses from operations since inception and have incurred a net loss of $33.0 million for the year ended December 31, 2006, which included non-cash charges of $22.3 million related to goodwill and intangible asset impairments. In addition, as of December 31, 2006, we have negative working capital (current liabilities in excess of current assets) of $7.1 million, an accumulated deficit of $72.1 million and a stockholders’ deficit of $9.9 million. Accordingly, as of December 31, 2006, the recoverability of a major portion of the recorded asset amounts, including goodwill, is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

Ongoing concerns about our financial condition could impact our dealings with third parties, such as customers, suppliers and creditors, and the continuation of such concerns could have a material adverse effect on our business and results of operations in the future. Future liquidity issues could prevent us from making timely payments to our suppliers which could restrict our ability to obtain products and meet our customers’ demands, which could materially and adversely impact our revenue, results of operations and financial condition, our competitive position in our market, and possibly our ability to continue operations.

We continue to attempt to improve our liquidity through improving our operating results and exploring debt and equity capital opportunities. Key operating performance improvement levers continue to include sustaining or moderately increasing existing revenue levels, achieving higher revenue gross margins from increased services revenue and EarthWhere software license sales, and maintaining operating expenses as a percentage of gross profit at the same or lower percentage. We have also continued to invest in our EarthWhere business, in particular in the product development and professional services areas. At the current revenue levels for EarthWhere, such investment requires significant cash. Increased revenue from EarthWhere software sales would substantially improve operating cash flow.

Assuming continuation of our current credit facilities with Wells Fargo and Harris, current business trends and supplier relations, we believe that our liquidity sources are adequate to fund our operations for the next twelve months, assuming that we operate at current gross profit levels and that Sun Capital II continues to provide us with liquidity as they have done historically. However, there can be no assurance that we will operate at sufficient gross profit levels or that Sun Capital II will continue to provide us with liquidity, in which case it would be necessary to further cut costs, raise additional debt or equity capital, or sell assets. If we do seek to raise debt or equity capital, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid further cost-cutting.

Private Placement

On March 2, April 18 and May 4, 2006, we completed three closings of a private placement transaction exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation D promulgated thereunder (the 2006 private placement) with third-party investors, our executive management and Sun Solunet. We raised approximately $12.3 million, comprised of $4.3 million of cash, net of placement agent and legal fees of approximately $784,000, and Sun Solunet converted $8.0 million of the Sun Loan (as defined below) to equity. We repaid $1.0 million of the outstanding Sun Loan to Sun Solunet, and the remaining $5.0 million of outstanding debt on the Sun Loan was converted to the Sun Term Loan, bearing interest at prime plus 1.0%. We used the net cash proceeds of approximately $4.3 million from the 2006 private placement for general working capital needs and funding our operating loss for the year ended December 31, 2006. In consideration for the net proceeds of approximately $12.3 million, we issued a total of 277.6 units (“2006 units”), each 2006 unit consisting of:

(a)
one share of our newly designated convertible series A preferred stock, no par value per share, initially convertible into 333,333 shares of our common stock at an exercise price of $0.15 per share, no par value per share;

(b)	a warrant to purchase 166,667 shares of common stock exercisable for five years from the Closing Date at an initial exercise price of $0.30 per share (the “2006 A warrants”);

(c)
a warrant to purchase 166,667 shares of common stock exercisable for five years from the Closing Date at an initial exercise price of $0.50 per share (the “2006 B warrants”) (together with the warrants described in clause (b) above, the “2006 private placement warrants”).

As discussed in Note 4 to our consolidated financial statements included in Item 15 of this report, one of the agreements executed in the 2006 private placement was a registration rights agreement dated as of March 2, 2006 among SANZ and each of the investors in the 2006 private placement (the “2006 registration rights agreement”). The 2006 registration rights agreement required us to pay liquidated damages (2% per month in the form of cash) to the investors in the 2006 private placement in the event we failed to register the underlying shares of common stock that we were required to issue upon conversion of the series A preferred stock and the exercise of the 2006 A warrants and 2006 B warrants within 150 days of the respective Closing Dates. Under the 2006 registration rights agreement, we became obligated to pay liquidated damages 150 days after each of the Closing Dates. The first of these dates was August 1, 2006. The liquidated damages were payable on each monthly anniversary until the registration statement was declared effective by the SEC. In addition, interest accrued on the liquidated damages at a rate of 12% per annum, if the payments were not made within seven days after the date payable.

On November 22, 2006, we entered into an agreement (the “2006 settlement agreement”) with substantially all of the investors in the 2006 private placement, which, among other things, clarified our responsibilities with respect to the ongoing obligation to register shares of common stock for resale, modified the calculation of liquidated damages and interest relating thereto payable to such investors and set forth the mechanics for payment of such liquidated damages and interest. Under the terms of the 2006 settlement agreement, we were obligated to pay liquidated damages and interest accrued through November 15, 2006 (the “Liquidated Damages”), and thereafter have no further obligation to any of such investors in the 2006 private placement to pay liquidated damages. In the third quarter of 2006, we accrued $1,117,000 of Liquidated Damages, which represented the approximate total amount due as of November 15, 2006, and of which approximately $751,000 and $366,000 were payable to related parties and the other investors in the 2006 private placement, respectively, and, as a result of the 2006 settlement agreement, are payable 15 months from the date of issuance of the 2006 private placement promissory notes (as defined below). Additionally, and as part of the 2006 settlement agreement, we agreed to permanently reduce the exercise price of the 2006 B warrants from $0.50 per share to $0.20 per share. This modification resulted in a non-cash charge in the amount of $2,314,000 for 2006 to reflect the agreement to reprice the 2006 B warrants as of November 15, 2006. The 2006 settlement agreement and modification of the 2006 B warrants in November 2006 were in satisfaction of our obligations under the 2006 registration rights agreement and, as a result, under current US GAAP, we accrued $3.4 million ($1.1 million of Liquidated Damages and $2.3 million related to repricing of the 2006 B warrants) in our 2006 fiscal third quarter.

On December 8, 2006, we issued an unsecured promissory note (collectively, the “2006 private placement promissory notes”) to each of the investors that was a party to the 2006 settlement agreement for the payment of the Liquidated Damages to such investor. The terms of each 2006 private placement promissory note provided that: (1) payments would be made by us in cash, or, at the option of the investor, in shares of our common stock (the terms of any issuance of common stock to be mutually agreed upon by the us and the investor); (2) the 2006 private placement promissory note would be due and payable 15 months from the date that it was issued; and (3) interest on the principal amount of the 2006 private placement promissory note would accrue at a rate of 12% per annum and would be due and payable as specified in (2) above.

Cash and Cash Flows

At December 31, 2006, we had $-0- in cash and cash equivalents, and we had undrawn availability of $5.0 million on our Wells Fargo credit facility. As of March 31, 2007, we had $2.1 million drawn and $2.2 million of undrawn availability on this facility.

For the year ended December 31, 2006, net cash used in operating activities was $3.5 million. Our significant use of cash from operations for the year ended December 31, 2006 was the net loss incurred for the period of $33.0 million, less non-cash charges of $22.3 million for goodwill and intangible asset impairments, $3.6 million for the change in estimated fair value of derivative financial instruments (2006 private placement warrants issued in the March, April and May closings of the 2006 private placement), for the fair value of derivative financial instruments (2006 private placement warrants) issued in excess of net cash proceeds and for the agreement to reprice certain of the 2006 B warrants issued in the 2006 private placement in settlement of future liquidated damages, less $1.1 million for a charge for the settlement of liquidated damages, less $1.2 million in depreciation and amortization and less a $375,000 non-cash expense for share-based compensation. Another significant use of cash was an increase in accounts receivable of $3.6 million, due to higher invoicing in December 2006 as compared to December 2005. This use of cash was partially offset by an increase in accounts payable of $3.6 million, due to the timing of vendor payments and the increased invoicing in December 2006 as compared to December 2005.

Cash used in investing activities was $1.2 million in 2006, consisting of $333,000 for the purchase of property and equipment and $898,000 for the capitalization of costs for software developed for resale, discussed further below under the section “—Capital Expenditures.”

Cash provided by financing activities totaled $4.7 million in 2006, consisting of net cash proceeds of $4.3 million from the 2006 private placement, net payments of $1.1 million on our Wells Fargo facility and net borrowings of $1.5 million on our Harris 2006 facility due to the timing of our working capital needs.

Debt Facilities

Wells Fargo Line of Credit

We have a revolving credit line with Wells Fargo to borrow up to $12.0 million, which is secured by substantially all assets of SANZ Inc., our wholly-owned subsidiary, and Solunet Storage, Inc. (a wholly-owned subsidiary of SANZ Inc.) (collectively, “SANZ Inc. et al” or the “Borrowers”). The funds available under the credit facility are limited to 85% of the amount of eligible accounts receivable, which consist of substantially all accounts receivable, subject to exclusions for invoices aged over 90 days, otherwise-current receivables from customers with material amounts outstanding over 90 days and subject to a percentage limit of accounts receivable from a single customer. Borrowings against receivables owed directly by Federal government end-users are further limited to 80% of the eligible accounts receivable up to $500,000 in the aggregate unless we have obtained an “assignment of claim” executed by the government agency. Receivables from commercial entities acting as prime contractors for Federal government end-users are not subject to this sub-limit. Borrowings against receivables on maintenance services and maintenance contract fees are limited to 35% of the eligible accounts receivable up to $1,000,000 in the aggregate.

As of December 31, 2006, based on our eligible collateral at that date, we had $11.2 million available for borrowing on the Wells Fargo credit facility, of which $6.2 million was drawn and $5.0 million remained available. As of March 31, 2007, we had $2.1 million drawn and $2.2 million of undrawn availability on this facility. Wells Fargo may declare the loan in default if we do not meet certain financial performance measures. At December 31, 2006, we were in compliance with all covenants as set for 2006. As of December 31, 2006 and for the year then ended, this credit facility bore interest at the rate of prime plus 5.0% (13.25 at December 31, 2006).

On April 2, 2007, we and Wells Fargo executed an amendment to this credit facility agreement. This amendment extended the credit facility through May 2010 and set financial covenants for 2007, which are effective beginning March 31, 2007. Borrowings under this facility bear interest at prime plus 3.0%. Financial covenants for 2007 are as follows: (1) minimum net income (loss) on a year to date basis, calculated quarterly; (2) minimum net worth plus “subordinated debt” (measured in the aggregate, with amounts advanced to SANZ Inc. et al from SANZ being defined as subordinated debt), calculated on a monthly basis; (3) minimum availability, calculated monthly; (4) capital expenditure limit, calculated on an annual basis; and (5) a minimum cash infusion from SANZ or an outside source if SANZ Inc. et al. generates a net loss in a given quarter and have generated a net loss on a year to date basis at that time, in an amount equal to the lesser of the quarterly net loss or the year to date net loss. On April 13, 2007, we obtained a waiver of default from Wells Fargo waiving the event of default that would have resulted under the facility as a result of the “going concern” qualification on our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2006.

Each Borrower maintains a separate borrowing base; however, total borrowings under the facility are limited to $12 million. Additionally, each Borrower is required to guaranty the other’s debt. Cash transfers from SANZ Inc. to Solunet Storage are limited to the funding of Solunet Storage’s operating expenses and to a minimum availability on the date of any such transfer.

Sun Loan and Sun Term Loan

On November 23, 2005, Harris assigned its credit facility (the “Harris 2004-2005 Facility”) with us to Sun Solunet, the Company’s majority shareholder. At this date, Sun Solunet purchased the outstanding principal balance of $11,999,965 plus accrued interest in the amount of $138,038, and the Company became obligated to Sun Solunet (said principal and accrued interest referred to as the “Sun Loan”). At December 31, 2005, the Company had $13.1 million outstanding and due to Sun Solunet on the Sun Loan.

On February 6, 2006, the Sun Loan was amended in order to increase the borrowing availability from $13.0 million to $14.0 million. In addition to increasing our borrowing availability, this amendment changed the maturity date to December 31, 2006 and permitted accrual of interest to the principal amount of the loan until maturity.

Effective March 2, 2006, as part of the first closing of the 2006 private placement, Sun Solunet converted $8.0 million of the Sun Loan, and we paid down $1.0 million of the Sun Loan. On April 19, 2006, the Company and Sun Solunet executed an amendment to the Sun Loan agreement, which reduced the loan balance from $13.0 million to $5.0 million and modified the loan from a revolving line of credit to a term loan (the “Sun Term Loan”) maturing on March 2, 2009. The parties agreed that Sun Solunet had no additional lending obligation to us under the credit facility. Also as part of the new agreement, we were no longer obligated to issue debt guaranty warrants to Sun Solunet. This amendment formalized the agreement with respect to the Sun Loan that had been previously made in the Credit Support Termination Agreement on March 2, 2006. The Sun Term Loan bears interest at prime plus 1.0% (9.25% at December 31, 2006) and all interest accrues and is payable on the maturity date. As of December 31, 2006, we had $5.0 million in principal and $680,000 of accrued interest due on the Sun Term Loan.

Harris 2006 Facility

On October 27, 2006, we entered into the Harris 2006 Facility, which allowed for borrowings up to $1.5 million. Borrowings under the Harris 2006 Facility bear interest at prime (8.25% at December 31, 2006) and are payable upon demand by Harris. The purpose of obtaining this facility was to provide additional working capital to us and our subsidiaries. This credit facility is unsecured, is not limited by availability under a borrowing base, and does not require the maintenance of specified financial covenants. As a condition precedent to obtaining the Harris 2006 Facility, Sun Capital Partners II, LP, (“Sun Capital II”) an affiliate of Sun Solunet, entered into an ongoing guaranty of $1.5 million of the debt incurred by us under this facility. Additionally, Sun Capital II agreed that, upon the written request of SANZ, it would provide SANZ with sufficient funds to repay the debt outstanding under the credit facility in the event that Harris required repayment of such debt or, at Sun Capital II’s election, pay the outstanding debt directly to Harris; provided that in no event would Sun Capital II’s obligation exceed the amount of Sun Capital II’s guaranty. This guaranty expires on December 31, 2007. As of December 31, 2006, we had principal borrowings outstanding under the Harris 2006 Facility of $1.5 million.

On March 13 and March 23, 2007, we increased our borrowing availability with Harris through amendments to the Harris 2006 Facility in the amounts of $1.5 million and $1.5 million, respectively. The $3 million of available borrowings under these amendments was for additional working capital, and was secured by cash collateral posted by Sun Capital II in a collateral account maintained by Harris. Total borrowings allowed under the Harris 2006 Facility, as amended, were $4.5 million, all of which were outstanding as of March 30, 2007.

Other Financing

In October 2005, SANZ Inc. executed a security agreement with Avnet, its largest supplier, granting a security interest in all of its assets. Pursuant to the security agreement, SANZ Inc’s indebtedness with Avnet is secured, except for $1,000,000. The security agreement specifies events of default, including but not limited to any failure by SANZ Inc. to maintain total cash and customer receivables (less indebtedness of SANZ Inc. to Wells Fargo) in an amount that is at least equal to the amount of outstanding trade accounts payable to Avnet, less $2,000,000. The security interest granted to Avnet is subordinate to the security interest granted to Wells Fargo by SANZ Inc. in connection with its principal borrowing facility with Wells Fargo and to evidence the subordination, Avnet and Wells Fargo entered into an intercreditor agreement. As of December 31, 2006, we were in compliance with all of the provisions of the security agreement with Avnet.

Capital Expenditures

During the years ended December 31, 2006 and 2005, we purchased approximately $333,000 and $318,000, respectively, of property and equipment for cash. For 2007, we anticipate spending between $300,000 and $400,000 on property and equipment. During 2006 and 2005 we also invested approximately $898,000 and $911,000, respectively, in capitalized software development costs. We expect to capitalize additional software development costs in 2007 of approximately $900,000. We expect to fund these capital expenditures from our Wells Fargo facility and our Harris 2006 facility.

Contractual Obligations

We are committed to make payments on certain long-term obligations and accrued liabilities. Our cash payments due under contractual obligations as of December 31, 2006 were as follows:

Cash payment obligations (due by period) (In thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	Total
Long-term debt obligations
- related party (1)	$-	$6,442	$-	$6,442
- outside investors (2)	-	372	-	372
Line of credit obligations (3)	7,703	-	-	7,703
Operating lease obligations (operating locations)	718	653	-	1,371
Other	27	17	-	44
	$8,448	$7,484	$-	$15,932

(1)
The long-term debt obligations—related party were comprised of $5.7 million due to Sun Solunet under the three-year Sun Term Loan; $744,000 due to Sun Solunet and $18,000 due to management as notes payable related to the liquidated damages of the registration rights agreement.

(2)	The long-term debt obligations—outside investors consisted of $372,000 due to outside investors as notes payable related to the liquidated damages of the registration rights agreement.

(3)
The line of credit obligations were comprised of $6.2 million due to Wells Fargo and $1.5 million due to Harris. Effective March 2007, the Wells Fargo credit facility was renewed and extended through May 2010. On March 13 and March 23, 2007 the Harris 2006 facility was amended to increase our borrowing availability in the amounts of $1.5 million and $1.5 million, respectively. The Harris 2006 facility is evidenced by a demand note and of the borrowings thereunder, $1.5 million is guaranteed by Sun Capital II and the remaining $3.0 million is secured by cash collateral posted by Sun Capital II in a collateral account maintained by Harris.

As previously disclosed in our periodic reports, Mr. Jenkins resigned as our Chief Executive Officer, President and Chairman on March 12, 2007. In connection therewith, Mr. Jenkins and SANZ entered into a separation and general release agreement (the “Separation Agreement”) dated March 12, 2007 and effective on May 11, 2007 (the “Separation Date”). Pursuant to the Separation Agreement, Mr. Jenkins remains our employee (with the same base salary and benefits) until the Separation Date. Thereafter, subject to the satisfaction of certain conditions, Mr. Jenkins is entitled to 12 months of severance payments and benefits equal to his base salary and benefits that were in effect prior to his resignation. Our board of directors, including our compensation committee, also extended the vesting period of options to purchase 1,100,000 shares (275,000 of which were unvested) of our common stock at an exercise price of $0.40 per share issued under our 2003 Stock Option Plan until the Separation Date. Our board, including our compensation committee, also extended the exercise period on these options as well as options to purchase 500,000 shares of our common stock at an exercise price of $0.29 per share granted under our 2001 Stock Option Plan held by Mr. Jenkins that have vested as of the Separation Date to May 11, 2008.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements that have, or that are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Results of Operations

Selected Consolidated Statements of Operations Data

The following tables present Consolidated Statements of Operations data for the years ended December 31, 2006 and December 31, 2005 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Results of Operations for the Year Ended December 31, 2006
Compared to the Year Ended December 31, 2005

(In thousands, except for percentages)	For the year ended December 31,				$ Change	% Change
	2006	% of rev	2005	% of rev	2005 - 2006	2005 - 2006
Revenue
Product sales and vendor supplied services	$45,530	77.5%	$44,446	75.2%	$1,084	2.4%
Consulting and engineering services	6,450	11.0	5,612	9.5	838	14.9
Maintenance services and contract fees	6,765	11.5	9,057	15.3	(2,292)	(25.3)
Total revenue	58,745	100.0	59,115	100.0	(370)	(0.6)

Gross Profit (% of respective revenue)
Product sales and vendor supplied services	9,013	19.8	9,921	22.3	(908)	(9.2)
Consulting and engineering services	2,566	39.8	2,117	37.7	449	21.2
Maintenance services and contract fees	2,456	36.3	2,800	30.9	(344)	(12.3)
Total gross profit	14,035	23.9	14,838	25.1	(803)	(5.4)

Operating expenses
Selling, engineering, general and administrative	17,532	29.8	15,822	26.8	1,710	10.8
Charge for goodwill impairment	21,519	36.6	9,200	15.6	12,319	133.9
Charge for impairment of intangible asset	800	1.4	-	-	800	100.0
Depreciation and amortization of intangibles	783	1.4	1,099	1.8	(316)	(28.8)
Total operating expenses	40,634	69.2	26,121	44.2	14,513	55.6

Loss from operations	(26,599)	(45.3)	(11,283)	(19.1)	(15,316)	135.7

Other income (expense)
Interest expense	(1,474)	(2.5)	(1,610)	(2.7)	136	(8.4)
Charge for warrants issued to related party for debt guaranty	-	-	(2,877)	(4.9)	2,877	(100.0)
Charge for change in estimated fair value of derivative financial instruments - Warrants	(374)	(0.6)	-	-	(374)	100.0
Charge for fair value of Warrants in excess of net cash proceeds	(924)	(1.6)	-	-	(924)	100.0
Charge due to the agreement to reprice Warrants	(2,314)	(3.9)	-	-	(2,314)	100.0
Liquidated damages payable under registration rights agreement	(1,117)	(1.9)	-	-	(1,117)	100.0
Other income (expense)	(110)	(0.2)	1	0.0	(111)	(111.0)
Loss before income taxes	(32,912)	(56.0)	(15,769)	(26.7)	(17,143)	108.7

Income tax (expense) benefit	(45)	(0.1)	(34)	(0.0)	(11)	32.4

Net loss	$(32,957)	(56.1)	$(15,803)	(26.7)	$(17,154)	108.5

Deemed dividend related to beneficial conversion feature of convertible series A preferred stock	(4,539)	(7.7)	-	-	(4,539)	100.0
Common stock dividends accrued for holders of convertible series A preferred stock	(340)	(0.6)	-	-	(340)	100.0

Net loss available to common shareholders	$(37,836)	(64.4)%	$(15,803)	(26.7)%	$(22,033)	139.4%

Revenue. Revenue from hardware/software sales increased for 2006 as compared to 2005 by approximately 2%, primarily from an increase in revenue from our EarthWhere segment offset by a decrease in product sales in our Storage Solutions segment. It is important to note that a significant percentage (approximately 85% for both 2006 and 2005) of our total revenue continues to be project-based, and as such quarterly results may vary significantly.

Revenue from consulting and engineering services (“professional services”), which is also project-based, increased approximately 15% from 2005 to 2006, primarily from an increase in our Federal government Storage Solutions professional services. As a percentage of total revenue, revenue from professional services increased from 9.5% in 2005 to 11% in 2006. We continue to emphasize revenue growth from professional services as a means of achieving greater gross profit.

Revenue from maintenance services and maintenance contract fees (“first call” maintenance services and the resale of vendor maintenance contracts) decreased by approximately 25% from 2005 to 2006, primarily due to product mix - a higher percentage of maintenance contract fees (which are reported net of cost of revenue) versus maintenance services in 2006 as compared to 2005. Gross maintenance billings increased slightly year on year.

Gross Profit and Margin. Gross profit for 2006 decreased approximately 5.4% from 2005, or approximately $800,000. The decrease was primarily attributable to lower revenue and lower gross margins from product sales and vendor supplied services. Our total gross margin decreased from 25.1% in 2005 to 23.9% in 2006, a decrease which was due primarily to a combination of lower gross margins on Storage Solutions’ product sales partially offset by higher gross margins on maintenance revenue. Gross margins on maintenance revenue increased in 2006 compared to 2005 in part due to a higher percentage of sales of vendor maintenance contracts, as noted above, which are reported on a net revenue basis. As we are primarily a project-based business, gross margins fluctuate from project to project, and, depending on mix, may fluctuate from quarter to quarter.

Operating Expenses. Operating expenses are comprised of selling, marketing, engineering, general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. SG&A expenses increased approximately 11% from 2005 to 2006, primarily from the continued investment in expanding our EarthWhere segment. Higher engineering personnel costs in our Federal government business and under-utilization of these resources in the first half of the year also contributed to higher SG&A expenses in 2006. Our average headcount for 2006 was 131, of which 29 were in our EarthWhere segment, 83 in our Storage Solutions segment, and 19 in G&A personnel. This compares to an average headcount for 2005 of 119, of which 21 were in our EarthWhere segment, 76 in our Storage Solutions segment and 22 in G&A. In addition, we recorded an employee severance charge of approximately $200,000 in June 2006.

Share-Based Compensation Expense. On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised) (“SFAS 123R”), “Share-Based Payment,” using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock over the remaining award service period.

For 2006, we recorded share-based compensation expense of $375,000, which is included in SG&A expense. The expense recorded during the year related to the current period compensation expense for stock options granted in the second quarter and for unvested stock options granted in prior years as calculated under the provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” In accordance with SFAS 123R, we accounted for options granted in prior years using the fair value pricing model used at the grant date to calculate the pro-forma compensation expense required for disclosure under SFAS 123, adjusted to include a provision for estimated forfeitures. During 2006, we estimated forfeitures at 20% annually, based on historical trends related to employee turnover and the market price of the Company’s common stock. At December 31, 2006, we adjusted the share-based compensation expense for actual forfeitures that occurred as of that date. As our policy for 2007, we will continue to record expense based on estimated forfeitures, but will adjust for actual forfeitures at the end of the vesting period for each tranche of options. We consider revisions to our assumptions in estimating forfeitures on an ongoing basis. We used the Black-Scholes option pricing model, as we believe this model best reflects our historical option exercise patterns, with weighted average assumptions as disclosed in Note 5 of our consolidated financial statements included in Item 15 of this report.

As we are applying the modified prospective method of adoption, there was no share-based compensation expense recorded in 2005. As disclosed in Note 5 of our consolidated financial statements included in Item 15 of this report, had we applied the fair-value recognition provisions of SFAS 123 in 2005, we would have recorded $246,000 of share-based compensation expense in 2005. The total compensation cost related to nonvested options not yet recognized at December 31, 2006 was $1.3 million and the weighted-average period over which this expense is expected to be recognized is approximately 3.3 years. The total fair value of options vested during 2006 was $365,000.

Depreciation and Amortization. Depreciation and amortization of intangibles for 2006 decreased as compared to 2005, due in part to the completion of amortization of certain intangible assets acquired as part of the Solunet Storage acquisition in 2003, as well as the full depreciation in 2005 and 2006 of certain property and equipment acquired in 2002 and 2003.

Charge for Goodwill and Intangible Asset Impairments. As previously discussed under this Item, in 2006, we recorded a $21.5 million charge for goodwill impairment for our Storage Solutions operating segment. In addition, we recorded impairment of $800,000 for a trade name in 2006. For 2005, we recorded a $9.2 million charge for goodwill impairment for this operating segment

Interest Expense. Interest expense for 2006 decreased approximately 8% as compared to 2005. The decrease is due to lower average borrowings in 2006, as a result of the conversion of $8 million of debt converted by Sun Solunet as part of the 2006 private placement in 2006. The effect on interest expense due to the decrease in average borrowings was partially offset by higher interest rates, which increased on average by nearly 190 basis points in 2006 as compared to 2005. Average debt outstanding for 2006 was $11.7 million as compared to $16.9 million for 2005.

Charge for Change in Estimated Fair Value of Derivative Financial Instruments—Warrants. We estimate the fair value of derivative financial instruments at each reporting period, and the net change in the estimated fair value is recorded as a benefit (charge) to the statement of operations. On July 28, 2006 at our annual meeting of shareholders, shareholders approved an increase in our authorized capital, and we concluded that the criteria for equity classification of the 2006 private placement warrants were met as of that date. In accordance with US GAAP, we estimated the fair value of the 2006 private placement warrants at July 28, 2006, recorded the net change in the estimated fair value of $943,000 as a benefit to the statement of operations in the third quarter of 2006, and reclassified the 2006 private placement warrants to stockholders’ equity. For 2006, the charge for the change in estimated fair value of the 2006 private placement warrants totaled $374,000. See further discussion of the 2006 private placement warrants in Note 4 to our consolidated financial statements included in Item 15 of this report.

Charge for Fair Value of 2006 Private Placement Warrants in Excess of Proceeds. We recorded the 2006 private placement warrants issued in the April and May 2006 closings of the 2006 private placement at an initial fair value of approximately $2.6 million. Because the estimated fair value of the 2006 private placement warrants exceeded the net cash proceeds of $1.7 million, we recorded a charge in the statement of operations of $924,000 for the difference between the estimated fair value of the 2006 private placement warrants and the net cash proceeds raised. See further discussion of the 2006 private placement warrants in Note 4 to our consolidated financial statements included in Item 15 of this report.

Liquidated Damages and Charge for the Agreement to Reprice the 2006 B Warrants. For 2006, we recorded $1.1 million of liquidated damages in the form of unsecured, promissory notes to the investors in the 2006 private placement transaction. In addition to this amount, we have recorded accrued interest on the 2006 private placement promissory notes at the rate of 12% per annum from November 15 through December 31, 2006. Also, we recorded a non-cash charge of $2.3 million as a result of the agreement to reprice the 2006 B warrants on November 15, 2006. See Note 4 to our consolidated financial statements included in Item 15 of this report.

Other Income (Expense). During our September quarter of 2006, we reduced the recorded value of an investment in a private company based on an assessment and estimate of the investment’s current marketability at September 30, 2006. Accordingly, we recorded a charge in the amount of $100,000 related to this investment.

Deemed Dividend Related to Beneficial Conversion Feature of Convertible Series A Preferred Stock. As part of the 2006 private placement, we issued convertible series A preferred stock, which contained a beneficial conversion feature, based on the difference between the closing price of the Company’s common stock and the effective conversion price of the convertible series A preferred stock on the Closing Dates of the transaction. The beneficial conversion feature for the March closing was measured at $4.5 million and was recorded as a deemed dividend to preferred stockholders in the March 2006 quarter. No deemed dividend was recorded for the April and May closings based on the $-0- ascribed to the series A preferred stock for those closings. The deemed dividend is included in the net loss available to common stockholders and the basic and diluted net loss per share calculation in 2006. See further discussion of the 2006 private placement in Note 4 to our consolidated financial statements included in Item 15 of this report.

Common Stock Dividends Accrued for Holders of Convertible Series A Preferred Stock. The convertible series A preferred stock issued in the 2006 private placement carries a 3% cumulative dividend, payable in shares of the Company’s common stock. Dividends are required to be declared and authorized by the Company’s board of directors on each July 31 and January 31 anniversary, beginning on July 31, 2006. For the year ended December 31, 2006, we recorded common stock dividends in the amount of approximately $340,000, which included 704,799 shares declared on July 31, 2006 and an additional amount for the period from August 1 to December 31, 2006. See further discussion of the 2006 private placement in Note 4 to our consolidated financial statements included in Item 15 of this report.

Results of Operations for the Year Ended December 31, 2005
Compared to Results of Operations for the Year Ended December 31, 2004

(In thousands, except for percentages)	For the year ended December 31,				$ Change	% Change
	2005	% of rev	2004	% of rev	2005-2004	2005-2004

Revenue
Product sales and vendor supplied services	$44,446	75.2%	$54,690	82.7%	$(10,244)	(18.7)%
Consulting and engineering services	5,612	9.5	3,680	5.5	1,932	52.5
Maintenance services and contract fees	9,057	15.3	7,788	11.8	1,269	16.3
Total Revenue	59,115	100.0	66,158	100.0	(7,043)	(10.6)

Gross Profit (% of respective revenue)
Product sales and vendor supplied services	9,921	22.3	9,939	18.2	(18)	(0.2)
Consulting and engineering services	2,117	37.7	1,549	42.1	568	36.7
Maintenance services and contract fees	2,800	30.9	2,462	31.6	338	13.7
Total Gross Profit	14,838	25.1	13,950	21.1	888	6.4

Operating expenses
Selling, general and administrative	15,822	26.8	14,893	22.5	929	6.2
Charge for goodwill impairment	9,200	15.6	-	0.0	9,200	100.0
Severance and closed office expense	-	0.0	1,226	1.9	(1,226)	(100.0)
Acquisition-related costs	-	0.0	34	0.0	(34)	(100.0)
Depreciation and amortization of intangibles	1,099	1.8	1,306	2.0	(207)	(15.8)
Total operating expenses	26,121	44.2	17,459	26.4	8,662	49.6

Loss from operations	(11,283)	(19.1)	(3,509)	(5.3)	(7,774)	221.5

Other income (expense)
Interest expense	(1,610)	(2.7)	(1,221)	(1.8)	(389)	31.9
Charge for warrants issued to related party for debt guaranty	(2,877)	(4.9)	(2,469)	(3.7)	(408)	16.5
Other income (expense)	1	0.0	121	0.1	(120)	(99.2)

Loss before income taxes	(15,769)	(26.7)	(7,078)	(10.7)	(8,691)	122.8

Income tax (expense) benefit	(34)	(0.0)	328	0.5	(362)	(110.4)

Net loss	$(15,803)	(26.7)%	$(6,750)	(10.2)%	$(9,053)	134.1%

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

The year on year improvement in professional services revenue is the result of the Company’s continued commitment to grow this generally higher margin sector of our business. Our year on year growth was heavily concentrated in Federal sector of our Storage Solutions segment and EarthWhere segment, which had increases of approximately 120% and 40%, respectively, versus an approximately 40% decrease in the Storage Solutions commercial sector for the same period. Revenue from maintenance services and maintenance contract fees increased by 16% from 2004 to 2005, and as a percentage of total revenue, increased approximately 30%. Individually, maintenance service revenue increased 14% and maintenance contract fees increased 21% from 2004 to 2005.

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

Operating Expenses. Operating expenses comprise SG&A expenses, as well as depreciation, amortization and other non-cash expenses. For the year ended December 31, 2005, SG&A expense including severance and closed office accrued expenses decreased approximately 2% as compared to the prior year. This decrease is primarily a result of cost reductions made during the second half of 2004 in our Storage Solutions segment (three office closures and related employee reductions) and employee reductions during this same period in corporate general and administrative departments. These decreases were offset by increased spending during 2005 in expanding our EarthWhere segment and increasing our headcount in the consulting and engineering group in our Federal sector. Our average headcount for the year ended December 31, 2005 was 113, of which 21 were in our EarthWhere segment and 73 were in our Storage Solutions segment. This compares to year-end average headcount at December 31, 2004, which was 107, of which 10 were in our EarthWhere segment and 76 were in our Storage Solutions segment.

Depreciation and amortization of intangibles for 2005 decreased as compared to 2004, due in part to the completion of amortization of certain intangible assets recorded as part of the Solunet Storage merger in 2003.

Charge for Goodwill Impairment. As previously discussed under this Item, in 2005, we recorded a $9.2 million charge for goodwill impairment for our Storage Solutions operating segment.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on our outstanding bank debt. At December 31, 2006, we had $12.7 million in variable, prime rate based bank debt. At December 31, 2006, the Sun Term Loan of $5.0 million bore interest at the rate of prime plus 1.0% (or 9.25%), the Harris 2006 Facility of $1.5 million (amended subsequent to December 31, 2006 to increase our borrowing availability to an aggregate of $4.5 million in March of 2007) bore interest at prime (or 8.25%) and our Wells Fargo line of credit of $6.2 million bore interest at the rate of prime plus 5.0% (or 13.25%). At December 31, 2006, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $127,000 on an annualized basis, assuming estimated borrowing amounts of $5.0 million for the Sun Term Loan, $1.5 million for the Harris 2006 Facility and $6.2 million for Wells Fargo. Currently, we do not utilize interest rate swaps or other types of financial derivative instruments.

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

Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Information required by this Part III (Items 10, 11, 12, 13, and 14) is hereby incorporated by reference to the corresponding sections or subsections of our Definitive Proxy Statement for the 2007 Annual Shareholder Meeting (“2007 Proxy Statement”), which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year in which this Report relates.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the information in our 2007 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the information in our 2007 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the information in our 2007 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the information in our 2007 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the information in our 2007 Proxy Statement.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The financial statements, financial statement schedules and exhibits listed below are filed as part of this Annual Report on Form 10-K.

(1) Financial Statements

(2)  Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in our consolidated financial statements or notes thereto described in Item 15(a)(1) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SAN Holdings, Inc.

We have audited the accompanying consolidated balance sheets of SAN Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity/ (deficit) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SAN Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on a modified prospective basis as of January 1, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred a net loss of $32,957,000 during the year ended December 31, 2006, and, as of that date, the Company has an accumulated deficit of $72,140,000, negative working capital of $7,072,000 and no cash on hand. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Denver, Colorado
April 16, 2007

SAN Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$-	$6
Accounts receivable, net of allowance for doubtful accounts of $143 and $168, respectively	15,384	11,832
Inventories, net of valuation allowance of $6 and $29, respectively	234	176
Deferred maintenance contracts	1,865	2,060
Prepaid expenses and other current assets	644	676
Total current assets	18,127	14,750

Property and equipment, net	472	673
Capitalized software, net	1,394	872
Goodwill	1,289	22,808
Intangible assets, net	666	1,736
Other assets	207	378
Total long-term assets	4,028	26,467

TOTAL ASSETS	$22,155	$41,217

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Line of credit - Wells Fargo Bank, National Association	$6,203	$7,292
Line of credit - Sun Solunet, LLC - related party	-	13,109
Line of credit - Harris N.A.	1,500	-
Accounts payable	12,191	8,610
Accrued expenses	2,438	2,560
Deferred revenue	2,867	2,805
Total current liabilities	25,199	34,376

Long-term debt - Sun Solunet, LLC - related party	5,680	-
Long-term notes payable - related parties	762	-
Long-term notes payable - outside investors	372	-
Total liabilities	32,013	34,376

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit)
Preferred stock; no par value; 10,000,000 shares authorized; Series A, 3% cumulative convertible preferred stock, 400 shares designated and 277.6 and -0- shares issued and outstanding, respectively, (liquidation preference of $13,055) (Note 4)	9,078	-
Common stock; no par value, 400,000,000 shares authorized, 95,811,278 shares issued and outstanding	32,917	32,577
Warrants and stock options	20,287	8,568
Accumulated deficit	(72,140)	(34,304)
Total stockholders’ equity (deficit)	(9,858)	6,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$22,155	$41,217

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,
	2006	2005	2004
Revenue
Product sales and vendor supplied services	$45,530	$44,446	$54,690
Consulting and engineering services	6,450	5,612	3,680
Maintenance services and maintenance contract fees	6,765	9,057	7,788
Total revenue	58,745	59,115	66,158

Cost of revenue
Product sales and vendor supplied services	36,517	34,525	44,751
Consulting and engineering services	3,884	3,495	2,131
Maintenance services and maintenance contract fees	4,309	6,257	5,326
Total cost of revenue	44,710	44,277	52,208

Gross profit	14,035	14,838	13,950

Operating expenses
Selling, engineering, general and administrative	17,532	15,822	14,927
Charge for goodwill impairment	21,519	9,200	-
Charge for impairment of intangible asset	800	-	-
Severance and closed office expense	-	-	1,226
Depreciation and amortization of intangibles	783	1,099	1,306
Total operating expenses	40,634	26,121	17,459

Loss from operations	(26,599)	(11,283)	(3,509)

Other income (expense)
Interest expense
Sun Solunet, LLC - related party	(732)	(259)	(150)
Bank and other	(742)	(1,351)	(1,071)
Total interest expense	(1,474)	(1,610)	(1,221)

Charge for warrants issued to related party for debt guaranty	-	(2,877)	(2,469)

Benefit (charge) for change in estimated fair value of derivative financial instruments - Warrants (Note 4)
- related parties	(1,191)	-	-
- outside investors	817	-	-

Charge for fair value of Warrants in excess of net cash proceeds (Note 4)	(924)	-	-

Charge due to the agreement to reprice Warrants (Note 4)
- related parties	(1,489)	-	-
- outside investors	(825)	-	-

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,
	2006	2005	2004

Liquidated damages payable under registration rights agreement (Note 4)
- related parties	(751)	-	-
- outside investors	(366)	-	-

Other income (expense)	(110)	1	121

Loss before income taxes	(32,912)	(15,769)	(7,078)

Income tax (expense) benefit	(45)	(34)	328

Net loss	$(32,957)	$(15,803)	$(6,750)

Deemed dividend related to beneficial conversion feature of convertible Series A Preferred Stock (Note 4)	(4,539)	-	-

Common stock dividends accrued for holders of convertible Series A Preferred Stock (Note 4)	(340)	-	-

Net loss available to common shareholders	$(37,836)	$(15,803)	$(6,750)

Basic and diluted net loss per share	$(0.33)	$(0.15)	$(0.08)

Weighted average shares outstanding - basic and diluted	116,175,389	108,446,023	86,254,827

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Warrants and	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	options	Deficit	(Deficit)

Balances, January 1, 2004	-	$-	748.07306	$12,718	58,407,625	$19,859	$3,222	$(11,751)	$24,048

Conversion of Series B preferred stock to common stock			(748.07306)	(12,718)	37,403,653	12,718			-
Charge for warrant issued to related party for debt guaranty							2,469		2,469
Net loss for the year								(6,750)	(6,750)
Balances, December 31, 2004	-	-	-	-	95,811,278	32,577	5,691	(18,501)	19,767

Charge for warrants issued to related party for debt guaranty							2,877		2,877
Net loss for the year								(15,803)	(15,803)
Balances, December 31, 2005	-	-	-	-	95,811,278	32,577	8,568	(34,304)	6,841

Beneficial conversion feature of convertible Series A Preferred Stock								(4,539)	(4,539)
Reclassification of Series A Preferred Stock from temporary equity to permanent equity	277.6	9,078							9,078
Reclassification of Warrants from liabilities to permanent equity							9,030		9,030
Repricing of Warrants							2,314		2,314
Share-based compensation expense							375		375
Common stock dividends accrued for holders of convertible Series A Preferred Stock (Note 4)						340		(340)	-
Net loss for the year								(32,957)	(32,957)

Balances, December 31, 2006	277.6	$9,078	-	$-	95,811,278	$32,917	$20,287	$(72,140)	$(9,858)

The accompanying notes are an integral part of the consolidated financial statements.

SAN HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(32,957)	$(15,803)	$(6,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge for goodwill impairment	21,519	9,200	—
Charge for impairment of intangible asset	800	-	-
Depreciation and amortization	1,200	1,233	1,406
Write-off of capitalized software development costs	-	99	-
Loss on disposal of property and equipment	13	1	113
Share-based compensation	375	-	-
Charge for warrant issued to related party for debt guaranty	-	2,877	2,469
Charge for change in estimated fair value of derivative financial instruments - Warrants - related parties (Note 4)	1,191	-	-
Benefit for change in estimated fair value of derivative financial instruments - Warrants - outside investors (Note 4)	(817)	-	-
Charge for fair value of Warrants in excess of net cash proceeds (Note 4)	924	-	-
Charge due to agreement to reprice Warrants (Note 4)
- related parties	1,489	-	-
- outside investors	825	-	-
Charge for liquidated damages payable under registration rights agreement
- related parties	751	-	-
- outside investors	366	-	-

Changes in operating assets and liabilities:
Accounts receivable	(3,552)	1,265	2,115
Inventories	(58)	310	608
Deferred maintenance contracts	195	854	(285)
Prepaid expenses and other current assets	32	(164)	624
Other assets	138	6	(265)
Accounts payable	3,581	(3,843)	(692)
Accrued expenses	466	(91)	(150)
Deferred revenue	62	(1,137)	(80)
Net cash used in operating activities	(3,457)	(5,193)	(887)

Cash flows from investing activities:
Purchase of property and equipment, net	(333)	(318)	(372)
Capitalized software costs	(898)	(911)	(53)
Net cash used in investing activities	(1,231)	(1,229)	(425)

Cash flows from financing activities:
Issuance of convertible Series A Preferred Stock, net of issuance costs	4,271	-	-
Net borrowings (payments) on line of credit - Wells Fargo Bank National Association	(1,089)	533	(1,494)
Net borrowings on line of credit - Sun Solunet, LLC - related party	-	967	-
Net borrowings (payments) on line of credit - Harris N.A.	1,500	4,442	(500)
Net cash provided by (used in) financing activities	4,682	5,942	(1,994)

The accompanying notes are an integral part of the consolidated financial statements.

SAN HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Net decrease in cash and cash equivalents	(6)	(480)	(3,306)

Cash and cash equivalents at beginning of year	6	486	3,792

Cash and cash equivalents at end of year	$-	$6	$486

Supplemental disclosure of other cash flow information:
Interest paid	$862	$1,578	$1,193
Taxes paid	45	34	-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of Sun Solunet, LLC debt to convertible Series A Preferred Stock	$8,000	$-	$-
Allocation of proceeds from Series A Preferred Stock to Warrants issued to:
- related parties	4,465	-	-
- outside investors	4,191	-	-
Deemed dividend related to beneficial conversion feature of convertible Series A Preferred Stock (Note 4)	4,539	-	-
Common stock dividends accrued for holders of convertible Series A Preferred Stock (Note 4)	340	-	-

Transfer of inventory to property and equipment	-	20	352

Assignment of Harris N.A. line of credit to Sun Solunet, LLC	-	12,142	-

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

SAN Holdings, Inc. (“SANZ,” the “Company,” or “we”), a Colorado corporation, was formed on July 1, 1983. SANZ includes the accounts of its wholly-owned subsidiary, SANZ Inc. (formerly known as Storage Area Networks, Inc.) and the wholly-owned subsidiary of SANZ Inc., Solunet Storage, Inc. (“Solunet Storage”). The Company operates as two business segments: (1) a data storage systems integrator and (2) a data management software and services provider.

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

NOTE 2 - FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“US GAAP”) and contemplate our continuation as a going concern, and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.. However, we have incurred substantial losses from operations since inception and have incurred a net loss of $33.0 million for the year ended December 31, 2006, which included non-cash charges of $22.3 million for goodwill and intangible asset impairments. In addition, as of December 31, 2006, we have negative working capital (current liabilities in excess of current assets) of $7.1 million, an accumulated deficit of $72.1 million and a stockholders’ deficit of $9.9 million. Accordingly, the recoverability of a major portion of the recorded asset amounts as of December 31, 2006, including goodwill, is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We continue to attempt to improve our liquidity through improving our operating results and exploring debt and equity capital opportunities. Key operating performance improvement levers continue to include sustaining or moderately increasing existing revenue levels, achieving higher revenue gross margins from increased services revenue and EarthWhere software license sales, and maintaining operating expenses as a percentage of gross profit at the same or lower percentage. Assuming continuation of our current credit facilities with Wells Fargo Bank, National Association (“Wells Fargo”) and Harris N.A. (“Harris”), current business trends and supplier relations, we believe that our liquidity sources are adequate to fund our operations for at least the next twelve months, assuming that we operate at current gross profit levels and that Sun Capital Partners II, LP (“Sun Capital II”), an affiliate of our majority shareholder, Sun Solunet, continues to provide us with liquidity as they have done historically. However, there can be no assurance that we will operate at sufficient gross profit levels or that Sun Capital II will continue to provide us with liquidity, in which case it would be necessary to further cut costs, raise additional debt or equity capital, or sell assets.

As of December 31, 2006, the Company had $5.0 million of undrawn availability on its borrowing facility with Wells Fargo and as of March 31, 2007, the Company had $2.1 million drawn and $2.2 million of undrawn availability on this facility. Our ability to borrow under the Wells Fargo facility is subject to maintaining our accounts receivable balance at current levels, as well as complying with the financial covenants we have made to the lender. If we are unable to comply with our financial covenants to Wells Fargo, the facility could cease to be available to us. On April 2, 2007, the Company and Wells Fargo executed an amendment to the current facility, which extended its duration through May 2010. On April 13, 2007, we obtained a waiver of default from Wells Fargo waiving the event of default that would have resulted under the facility as a result of the “going concern” qualification on our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2006.

At December 31, 2006, the Company also held a $5.0 million three-year term loan (“Sun Term Loan”) with its majority shareholder, Sun Solunet, that is payable in full in March 2009.

At December 31, 2006, the Company had $1.5 million of borrowings outstanding on a $1.5 million revolving credit facility (the “Harris 2006 Facility”) with Harris. Borrowings under the Harris 2006 Facility bear interest at prime and are payable upon demand by Harris. The purpose of obtaining this facility was to provide additional working capital to the Company and its subsidiaries. On March 13 and March 23, 2007 the Company increased its borrowing availability with Harris through amendments to the Harris 2006 Facility in the amounts of $1.5 million and $1.5 million, respectively.

See further discussion of these borrowing arrangements in Note 6.

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

	2006	2005	2004
Balance at beginning of year	$(168)	$(140)	$(336)
Bad debt (expense) credit	(23)	52	82
Write-offs (recoveries)	48	(80)	114
Balance at end of year	$(143)	$(168)	$(140)

Inventories

Inventories are comprised of hardware and software supplied by original equipment manufacturers and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The following table summarizes information related to our inventory reserves (in thousands):

	2006	2005	2004
Balance at beginning of year	$(29)	$(137)	$(707)
Inventory write-downs	-	(89)	(68)
Inventory write-offs	23	197	638
Balance at end of year	$(6)	$(29)	$(137)

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

Property and equipment consist of the following:

	December 31
(In thousands)	2006	2005

Computer equipment and software	$1,520	$1,708
Office equipment and furniture	141	95
Leasehold improvements	75	24

Less: accumulated depreciation	(1,264)	(1,154)

	$472	$673

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $480,000, $630,000, and $620,000, respectively.

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

For the years ended December 31, 2006, 2005, and 2004, the Company capitalized software development costs of $898,000, $911,000 and $53,000, respectively. Additionally, the Company expensed research and development costs (“R&D”) related thereto of $62,000, $219,000 and $536,000 for the aforementioned years, respectively.

Capitalized software costs are amortized on a product-by-product basis over their expected useful life, which is generally three years. The annual amortization related to software to be sold is the greater of the amount computed using (a) the ratio that current gross revenue for a product compares to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product. Amortization expense related to capitalized software costs totaled $376,000, $134,000 and $100,000, for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in “Cost of revenue—product sales” in the consolidated statements of operations.

	December 31
(In thousands)	2006	2005

Capitalized software costs	$1,862	$964

Less: accumulated amortization	(468)	(92)

	$1,394	$872

Goodwill

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

The Company reviews the carrying value of goodwill annually and uses the last date of its fiscal year (December 31) as the measurement date. Under certain circumstances, SFAS 142 requires an assessment of goodwill impairment more frequently. The performance of the impairment test involves a two-step process. The first step (“Step I test”) of the impairment test involves comparing the fair value of the Company’s reporting unit with the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step (“Step II test”) is performed to determine the amount of the impairment loss. The impairment loss is determined by comparing the implied fair value of our goodwill with the carrying amount of that goodwill. We believe that our estimates of fair value are reasonable. Changes in estimates of such fair value, however, could affect the calculation.

In 2005, the Company began segment reporting, and, at that time, determined that, as defined under SFAS 142, it had two reporting units - Storage Solutions and EarthWhere. Accordingly, we allocated our recorded goodwill to both of these reporting units based on the percentage of gross profit generated by each reporting unit for the year ended December 31, 2004, the most recent year prior to our commencement of segment reporting. We believed that this was the most appropriate financial measure for allocation purposes based on the different stages of the reporting units’ businesses. This resulted in approximately 4% or $1.3 million of the total goodwill asset allocated to our EarthWhere reporting unit.

As of December 31, 2006 and 2005, the Company reviewed goodwill associated with both of its reporting units for impairment, and, as part of its assessment, engaged an independent valuation firm (“independent firm”). The independent firm performed its valuation using primarily discounted cash flow and comparable public company analyses. For both 2006 and 2005, the result of the Step I test for our Storage Solutions reporting unit was that the carrying amount of this reporting unit exceeded its fair value. Because of the impairment determined under the Step I test, we were required to complete the Step II test, which involved a valuation of this reporting unit’s assets and liabilities, including intangibles. Based on the Step II analysis, as of December 31, 2006 and 2005, we recorded impairment charges for goodwill related to our Storage Solutions reporting unit in the amount of $21.5 million and $9.2 million, respectively. For 2006, based on the independent firm’s valuation as well as management’s assessment of the current operating performance of the Storage Solutions reporting unit, the Company concluded that the entire Storage Solutions reporting unit’s goodwill asset was fully impaired, and wrote off the remaining balance in 2006.

As of December 31, 2006 and 2005, we concluded that the recorded goodwill for our EarthWhere reporting unit was not impaired.

The Company does not expect that any of its recorded goodwill will be deductible for federal income tax purposes. The change in the Company’s goodwill assets for 2005 and 2006 was as follows:

(In thousands)	Solutions	EarthWhere	Total

January 1, 2005	$30,719	$1,289	$32,008

Impairment charge	(9,200)	-	(9,200)

December 31, 2005	21,519	1,289	22,808

Impairment charge	(21,519)	-	(21,519)

December 31, 2006	$-	$1,289	$1,289

Intangible Assets

Intangible assets include trade names, customer lists and software technologies, which were initially valued by independent appraisers and recorded as part of business acquisitions. The Company has identified all intangible assets with definite lives and subject to amortization as in the tables below.

As a result of the impairment of goodwill, the Company first reviewed intangible assets in accordance with SFAS No. 144. This evaluation resulted in the determination that the undiscounted cash flows associated with the trade names would not be sufficient to recover the carrying amounts at December 31, 2006. As a result, the Company recorded a charge in the amount of $800,000 for the impairment of the SANZ commercial trade name. This asset is carried on the Company’s Storage Solutions reporting unit.

Gross intangible assets (In thousands)	Trade names	Customer Lists	Software Technologies	Patents and Trademarks	Total

December 31, 2004	$2,799	$893	$200	$-	$3,892
Additions	-	-	-	-	-

December 31, 2005	2,799	893	200	-	3,892
Additions	-	-	-	34	34
Write-off of fully amortized assets	(499)	(802)	(200)	-	(1,501)
Impairment charge	(800)	-	-	-	(800)

December 31, 2006	$1,500	$91	$-	$34	$1,625

(In thousands)	December 31, 2006
Asset (Estimated Life)	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net

Trade names (2.5 to 10 years)	$1,500	$(863)	$637
Customer lists (3 to 5 years)	91	(77)	14
Patents and trademarks (3 years)	34	(19)	15

	$1,625	$(959)	$666

(In thousands)	December 31, 2005
Asset (Estimated Life)	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net

Trade names (2.5 to 10 years)	$2,799	$(1,132)	$1,667
Customer lists (3 to 5 years)	893	(841)	52
Software technologies (3 years)	200	(183)	17

	$3,892	$(2,156)	$1,736

Amortization expense for intangible assets subject to amortization for the years ended December 31, 2006, 2005, and 2004 was $303,000, $470,000 and $615,000, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

(In thousands)

2007	$131
2008	102
2009	102
2010	102
2011	102
Thereafter	127
$666

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

Fair Value of Financial Instruments and Derivative Financial Instruments

The Company’s financial instruments consist principally of accounts receivable, accounts payable and debt borrowings. The Company believes that all of its current financial instruments’ carrying values approximate fair value because of their short-term nature. Additionally, the carrying value of the Sun Term Loan is deemed to approximate fair value because of its variable interest rate.

During 2006, the accounting for and valuation of preferred stock, warrants, derivative financial instruments and other potential derivatives, which relate to the issuance of the Company’s Series A Preferred Stock and Warrants (as defined in Note 4 below) issued in the Private Placement (as defined in Note 4 below), became an additional significant accounting policy for the Company. As further described in Note 4, the Company evaluates its equity instruments as potential derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19,” EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and the SEC Staff comments in its “Current Accounting and Disclosure Issues,” dated December 1, 2005.

Revenue Recognition

The Company recognizes revenue from the design, installation and support of data storage solutions, which may include hardware, software and services. The Company’s revenue recognition policies are based on the guidance in Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB 104”) in conjunction with Emerging Issues Task Force (“EITF”) Issue Number 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), the American Institute of Certified Public Accountants’(“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

The Company recognizes revenue when:

•	persuasive evidence of an arrangement exists,
•	delivery has occurred or services have been rendered,
•	the sales price is fixed or determinable, and
•	collectibility of the resulting accounts receivable is reasonably assured.

The Company’s revenue is derived from two segments—Storage Solutions and EarthWhere—and from four sources:

(1)	the resale of computer hardware, software and related vendor supplied services;
(2)	the sale of the Company’s proprietary software product, EarthWhere;
(3)	professional services, including installation, assessment, and on-site consulting; and
(4)	the sale of maintenance and technical support agreements on data storage devices and software.

Storage Solutions Product Sales (Hardware/Software)

Revenue from the resale of data storage systems is recognized upon either (i) the shipment of goods for freight-on-board (“FOB”) origin shipments or (ii) the delivery of goods to the customer for FOB destination shipments, provided that no significant uncertainties regarding customer acceptance exist, and depending on the terms of the contract and applicable commercial law.

Our Storage Solutions arrangements may include multiple elements, including the resale of third-party computer hardware, software, maintenance support, and professional services (e.g., assessment, training and installation). Arrangements generally fall into one of the following scenarios:

(a)
The software and maintenance elements are more than incidental to the product as a whole, and essential to the functionality of the hardware. In this type of an arrangement, and in accordance with EITF 03-5, the hardware is considered software-related, and we account for the entire arrangement - hardware, software and related maintenance support - in accordance with SOP 97-2. Since these arrangements involve the resale of third-party elements, we have published price lists from our vendors for these products and services, and accordingly, we establish vendor specific objective evidence (“VSOE”) of fair value for these elements from these price lists.

(b)	The software and maintenance are incidental to the product as a whole.

(c)
The resale of hardware contains no software. Multiple elements in these arrangements may include the sale of professional services (i.e. installation) and maintenance contracts on the hardware elements.

In accordance with EITF 03-5, when the hardware is a non-software element and any software or software-related elements are not more than incidental to the product as a whole as described in clauses (b) and (c) above, the arrangements do not fall under the scope of SOP 97-2, and are accounted for in accordance with SAB 104 and EITF 00-21.

For arrangements that include the resale and installation of third-party data storage systems (i.e., stand-alone hardware or hardware with incidental software and maintenance, as described in clauses (b) and (c) above) denominated as a single, lump-sum price, we allocate the aggregate transaction revenue among the multiple elements based on their relative fair values in accordance with EITF 00-21. We determine relative fair value for each revenue element based on published price lists from our vendors for these products and/or services.

When some elements are delivered prior to others in a multiple element arrangement, revenue for the delivered elements is separately recognized, provided all of the following criteria are met:

•	the delivered item has value to the customer on a stand-alone basis,
•	there is objective and reliable evidence of the fair value of the undelivered item(s), and
•	delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor.

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

EarthWhere License Fees

The Company recognizes revenue on EarthWhere license fees in accordance with SOP 97-2, as amended by SOP 98-9.

For EarthWhere license agreements that do not require significant modifications or customization of the software, the Company recognizes software license revenue when persuasive evidence of an agreement exists, delivery of the product has occurred, the license fee is fixed or determinable and collection is probable. Consulting and maintenance services are billed separately from the license. Acceptance provisions included in a software license agreement generally grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications. Based on the Company’s history, the likelihood of non-acceptance in these situations is remote, and the Company recognizes revenue when all other criteria of revenue recognition are met. If the likelihood of non-acceptance is determined to be other than remote, revenue is recognized upon the earlier of receipt of written acceptance or when the acceptance period has lapsed.

The company’s software license agreements may include multiple products and services, including maintenance, and we determine the fair value of and recognize revenue from the various elements of the arrangements in accordance with SOP 97-2 and 98-9. We establish VSOE of fair value for our EarthWhere software licenses through our price list which is published with the General Services Administration (“GSA Price List”) for sale to Federal government customers. Typically, we sell our EarthWhere licenses along with a maintenance agreement; however, if we sell a license separately, without maintenance, it is sold at the same price according to the GSA Price List. In cases where we can establish VSOE only for the undelivered elements in an arrangement (i.e. maintenance), we apply the residual method to recognize revenue for the delivered elements in accordance with SOP 98-9.

Professional Services

Revenue from professional services, excluding maintenance services, and which include installation, assessment, training and resident services, is recognized as the related services are completed.

Maintenance Services

The Company provides “first call” technical support for certain third-party hardware and software products that we sell. Additionally, on our EarthWhere product, we provided maintenance services and post-contract customer support along with unspecified upgrades and enhancements. Revenue from maintenance contracts is recognized on a straight-line basis over the contractual term of the contracts. Likewise, we defer the costs of third-party maintenance contracts and amortize them on a straight-line basis over their contractual terms.

Maintenance Contract fees

For third-party products for which we do not perform first call maintenance, we often resell the vendor’s maintenance contract for a fee. On these arrangements, we recognize revenue at the inception of the contract, net of the cost of the contract in accordance with EITF 99-19.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenue.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $293,000, $266,000 and $607,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Reimbursements of advertising expense from product vendors are treated as reductions to advertising expense.

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

Loss Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. In addition to common shares outstanding and common stock dividends declared on July 31, 2006, and in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS 128”), any shares issuable for little or no cash consideration are considered outstanding shares and included in the calculation of weighted average number of common shares. Accordingly, for 2006, 2005 and 2004, the weighted average number of common shares outstanding included 20.1 million, 12.6 million and 1.0 million shares, respectively, issuable under outstanding debt guaranty warrants that were immediately exercisable at $0.001 per share, and held by our majority shareholder, Sun Solunet.

Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Convertible Series A Preferred Stock, warrants and options outstanding to purchase an aggregate of 203.5 million, 27.2 million and 33.5 million shares of common stock have been excluded from the diluted share calculations for 2006, 2005 and 2004, respectively, as they were antidilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.

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

On January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock over the remaining award service period. See further discussion and disclosures in Note 5.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS 155 amends SFAS 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS 133 also clarify that interest-only and principal-only strips are not subject to the requirements of SFAS 133, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends Statement of Financial Accounting Standards No. 140, “Accounting for the Impairment or Disposal of Long-lived Assets,” to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this accounting pronouncement did not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, ‘Accounting for Income Taxes’” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation gives guidance regarding the recognition of a tax position based on a “more likely than not” recognition threshold; that is, evaluating whether the position is more likely than not of being sustained upon examination by the appropriate taxing authorities, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company believes that the adoption of this pronouncement will not have a material impact on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The adoption of this accounting pronouncement did not have a material impact on our consolidated financial statements.

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

In June 2006, the FASB ratified EITF Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. The Company currently presents all taxes on a net basis and has elected not to change its presentation method. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted.

The Company has considered all other recently issued accounting pronouncements and does not believe that the adoption of such pronouncements will have a material impact on its consolidated financial statements.

NOTE 4 - PRIVATE PLACEMENT

On March 2, 2006, April 18, 2006 and May 4, 2006 (the “Closing Dates”), the Company completed three closings of a private placement transaction exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”) pursuant to Section 4(2) of the 1933 Act and Regulation D promulgated thereunder (the “Private Placement”), dated and effective as of February 28, 2006, April 18, 2006 and May 4, 2006, respectively, with third-party investors, Company executive management (collectively, the “Purchasers”) and Sun Solunet, its majority shareholder. In consideration for net proceeds of approximately $12.3 million, comprised of $4.3 million of cash, net of placement agent and legal fees of approximately $784,000, and the conversion of $8.0 million of $14.0 million in debt owed by the Company under its credit facility with Sun Solunet (the “Sun Loan”), as assignee of Harris, the Company issued a total of 277.6 units (“Units”), each Unit consisting of:

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

The Company used the cash proceeds from the Private Placement for general working capital needs and funding its operating loss for 2006.

In connection with the Units issued by the Company on the Closing Dates in the Private Placement, and as part of the consideration paid by the Company to the placement agent, the Company issued to the placement agent a warrant to purchase approximately 1,685,000 shares of its common stock at an exercise price of $0.15 per share, on substantially the same terms as the Warrants.

Also on March 2, 2006, the Company paid down approximately $1.0 million of the outstanding debt owed under the Sun Loan, resulting in total outstanding debt owed by the Company under the Sun Loan of $5.0 million plus accrued interest of $296,000 from November 23, 2005, the inception of the Sun Loan. As a result thereof, on March 2, 2006, the Company and Sun Capital II, an affiliate of Sun Solunet, entered into a termination letter (the “Credit Support Termination Agreement”) to the letter agreement, dated as of March 31, 2003, as amended on November 23, 2005, by and between Sun Capital II and the Company, acknowledged and agreed to by Sun Solunet (the “Credit Support Agreement”). The Credit Support Termination Agreement included the following provisions, among others:

(a)
The Company and Sun Solunet agreed to decrease the Company’s borrowing availability under the Sun Loan from $14.0 million to $5.0 million and to modify the Sun Loan from a revolving line of credit to a three-year term loan without a demand note stipulation (the “Sun Term Loan”), which will be due in March 2009.

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

•
A reverse stock split of the outstanding common stock within the range of 1 for 10 shares and 1 for 25 shares, to be determined by the board of directors. As of the date of this filing, the board of directors has not authorized a reverse stock split.

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

The Series A Preferred Stock is perpetual and carries a 3% cumulative dividend, payable in shares of the Company’s common stock based on the market price of the Company’s common stock calculated as set forth in the Certificate. Dividends are required to be declared and authorized by the Company’s board of directors on each July 31 and January 31 anniversary, beginning on July 31, 2006. As of July 31, 2006, the Company declared a common stock dividend payable in 704,799 shares of the Company’s common stock. For the year ended December 31, 2006, the Company recorded common stock dividends in the amount of approximately $340,000, which included the 704,799 shares declared on July 31, 2006 and an additional amount for the period from August 1 to December 31, 2006. As of January 31, 2007, the Company had accumulated and declared, but not issued, an additional 1.2 million shares related to this dividend.

The Series A Preferred Stock does not have a mandatory redemption feature, and because there is no redemption feature that is not solely within the Company’s control, in accordance with EITF Topic D-98, we determined that the Series A Preferred Stock was more akin to equity than debt. However, based on the beneficial conversion feature, as described below, and in accordance with EITF 00-27, we determined that the Series A Preferred Stock should be classified as temporary equity because, at the time of its issuance, the Company did not have sufficient authorized shares of its common stock, and therefore the Series A Preferred Stock did not meet all of the requirements for equity classification under EITF 00-19. Based on the increase of our authorized shares at our Annual Meeting on July 28, 2006, we concluded that the criteria for equity classification of the Series A Preferred Stock as stipulated in EITF 00-19 (sufficient authorized shares in order to net-share or physically settle all issued and outstanding convertible preferred stock, warrants and other commitments) was met as of that date. Accordingly, effective July 28, 2006, the Series A Preferred Stock was reclassified from temporary to permanent equity.

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

For the March 2, 2006 closing of the Private Placement (the “March Closing”), we calculated the conversion feature in the amount of approximately $10.0 million, but under EITF 00-27, this amount was limited to the net proceeds of the March Closing allocated to the Series A Preferred Stock of $4.5 million as calculated below. Accordingly, we recorded the conversion feature as a deemed dividend to preferred stockholders in the amount of $4.5 million.

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

Warrants

The Warrants issued in the Private Placement (which include Warrants issued to Sun Solunet, LLC, outside investors, management and the placement agent) require physical settlement or net-share settlement. We evaluated the Warrants as a potential derivative under the criteria in paragraph 11(a) of SFAS 133, which require that a contract (Warrants) issued by a reporting entity be accounted for as a derivative unless it is both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position. We concluded that the Warrants were indexed to the Company’s own stock, but should not be classified in stockholders’ equity because they do not comply with all of the requirements as stipulated in EITF 00-19. Accordingly, we determined that the Warrants should be classified as a liability and accounted for as a derivative financial instrument at estimated fair value in accordance with SFAS 133, and this derivative liability was revalued at fair value at each reporting period until it was reclassified to equity on July 28, 2006.

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

The estimated fair value of the Warrants issued in the Private Placement at inception (the Closing Dates) through July 28, 2006 is as follows (in thousands):

	Warrants issued to Sun Solunet and management - related parties	Warrants issued to outside investors	Total

Issuance of Warrants in March, April and May Closings	$4,465	$4,191	$8,656
Change in estimated fair value of Warrants	1,191	(817)	374
July 28, 2006	$5,656	$3,374	$9,030

The net change in estimated fair value for 2006 is included as a charge in the statement of operations and totaled $374,000.

We estimated the fair value of the Warrants issued in the Private Placement using the Black-Scholes option pricing model with the following assumptions:

	Closing Dates	March 31, 2006	June 30, 2006	July 28, 2006

Expected dividend yield	0%	0%	0%	0%
Expected volatility	62 - 64.8%	62%	64.8%	63.7%
Contractual term	5 years	4.91 years	4.66 - 4.83 years	4.5 - 4.75 years
Risk-free interest rate	4.66 - 5.00%	4.78%	5.18%	4.98%

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

Registration Rights Agreement

As part of the Private Placement, the Company executed a registration rights agreement (the “Registration Rights Agreement”) Under the terms of the Registration Rights Agreement, the Series A Preferred Stock and the Warrants carry registration rights that required the Company to remunerate liquidated damages (2% per month in the form of cash) to the investors in the event of failing to register the shares of common stock that the Company is required to issue upon conversion of the Series A Preferred Stock, upon exercise of the Warrants and as common stock dividends, payable on the Series A Preferred Stock, within 150 days of the Closing Dates (with respect to the shares of Series A Preferred Stock and Warrants issued on such date) and, with certain exceptions, to maintain said registration of the shares of the Company’s common stock underlying the Series A Preferred Stock and Warrants for so long as those securities remain outstanding The first of these dates was August 1, 2006. The liquidated damages were payable on each monthly anniversary until the registration statement was declared effective by the SEC. In addition, interest accrued on the liquidated damages at a rate of 12% per annum, if the payments were not made within seven days after the date payable.

On November 22, 2006, the Company entered into agreements (the “Settlement Agreement”) with substantially all of the Purchasers in the Private Placement, which set forth the amount of liquidated damages and interest related thereto due to said Purchasers. Under the terms of the Settlement Agreement, the Company was obligated to pay liquidated damages and interest accrued through November 15, 2006 (the “Liquidated Damages”), and had no further obligation to any of such Purchasers for liquidated damages beyond this date. Additionally, and as part of the Settlement Agreement, the Company and the Purchasers agreed to reprice the B Warrants from an exercise price of $0.50 per share to $0.20 per share. The exercise price of the A Warrants remained at $0.30 per share. This modification resulted in a non-cash charge in the amount of $2,314,000 in the third fiscal quarter of 2006 to reflect the agreement to reprice the B Warrants as of November 15, 2006. The Warrants were valued as of November 15, 2006 using the Black Scholes option pricing model with the following assumptions: estimated volatility of 63.7%; risk free interest rate of 4.6%; the remaining contractual life of 4.3 years and no dividends. These settlements of Liquidated Damages and the modification of the Warrants were in satisfaction of all amounts due under the Registration Rights Agreement and therefore, under SFAS No. 5, the Company accrued $3.4 million ($1.1 million of Liquidated Damages and $2.3 million related to the agreement to reprice the B Warrants) during the third fiscal quarter of 2006.

On December 8, 2006, the Company issued an unsecured promissory note (the “Promissory Note”) to each of the Purchasers that were a party to the Settlement Agreement for payment of the Liquidated Damages. Terms of each Promissory Note were: (1) payment in cash, or, at the option of the Purchaser, in shares of the Company’s common stock (the terms of any issuance of common stock to be mutually agreed upon by the Company and the Purchaser); (2) payment due 15 months from the date of issuance of the Promissory Note; and (3) interest payable at the due date at 12% per annum.

NOTE 5 - STOCK OPTIONS AND STOCK PURCHASE WARRANTS

Stock Option Plans

The Company has in effect three Stock Option Plans, the “2000 Stock Option Plan,” the “2001 Stock Option Plan” and the “2003 Stock Option Plan.”

On March 1, 2000, shareholders of the Company approved the 2000 Stock Option Plan. The total number of shares of common stock reserved for options issuable under this plan may not exceed 1,500,000 shares. On September 20, 2001, the Company adopted the 2001 Stock Option Plan. At December 31, 2006, the total number of shares of common stock reserved for options issuable under this plan was 5,000,000. Options granted under these plans vest generally over three to ten years. The exercise price of options granted under both plans is required to be not less than 80% of the fair market value per share on the date of option grant. Substantially all options granted to date under both plans have had an exercise price equal to, or in excess of, fair market value at the date of grant.

The 2003 Stock Option Plan was adopted on December 18, 2003. At December 31, 2006, the total number of shares of common stock subject to options that may be granted under the 2003 Plan may not exceed 25,000,000 shares, and all options must be granted at an exercise price equal to fair market value at the date of grant, vest generally over four years and have a contractual life of ten years.

We recognize compensation costs for these awards on a straight-line basis over the service period.

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

For the year ended December 31, 2006, the Company recorded $375,000 of share-based compensation expense. No tax benefits were recognized for this expense due to our recurring losses, and there were no options exercised during 2006. The expense recorded during the year related to the compensation expense for stock options granted during 2006 and for unvested stock options granted in prior years as calculated under the provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” In accordance with SFAS 123R, we accounted for options granted in prior years using the fair value pricing model used at the grant date to calculate the pro-forma compensation expense required for disclosure under SFAS 123, adjusted to include a provision for estimated forfeitures. During 2006, we estimated forfeitures at 20% annually, based on historical trends related to employee turnover and the market price of the Company’s common stock. At December 31, 2006, we adjusted the share-based compensation expense for actual forfeitures that occurred as of that date. As our policy for 2007, we will continue to record expense based on estimated forfeitures, but will adjust for actual forfeitures at the end of the vesting period for each tranche of options. The Company considers revisions to its assumptions in estimating forfeitures on an ongoing basis.

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

	Years ended December 31,
	2006	2005	2004

Expected dividend yield	0%	0%	0%
Expected volatility	64.8%	64%	68%
Expected term	6.25 years	5 years	5 years
Risk-free interest rate	5.01%	4.00%	3.95%

The weighted average grant date fair value of options granted was $0.23, $0.16 and $0.24 per share for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table summarizes option activity for our three stock option plans during the three years ended December 31, 2006, 2005 and 2004, respectively (in thousands, except per share data):

	# of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2004	$13,908	$0.69
Granted	3,010	0.40
Exercised	-	-
Forfeited or expired	(2,924)	0.80
Outstanding at December 31, 2004	13,994	0.61	6.9 years	$7

Granted	1,535	0.29
Exercised	-	-
Forfeited or expired	(4,398)	0.73
Outstanding at December 31, 2005	11,131	0.51	7.1 years	$-

Granted	4,740	0.35
Exercised	-	-
Forfeited or expired	(3,309)	0.46
Outstanding at December 31, 2006	12,562	$0.46	7.7 years	$-

Vested and exercisable at December 31, 2004	6,928	0.79	4.9 years	$7

Vested and exercisable at December 31, 2005	6,117	0.60	5.9 years	$-

Vested and exercisable at December 31, 2006	5,502	$0.57	6.5 years	$-

The total fair value of options vested during the years ended December 31, 2006, 2005 and 2004 was approximately $365,000, $431,000 and $609,000, respectively. The total compensation cost related to nonvested options not yet recognized at December 31, 2006 was $1.3 million and the weighted-average period over which this expense is expected to be recognized is approximately 3.3 years.

Prior to the adoption of SFAS 123R, as permitted under SFAS 123, the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, no compensation expense was recognized in connection with the grant of stock options to employees and directors prior to the adoption of SFAS 123R on January 1, 2006, as all options granted had an exercise price equal to the market value of the underlying stock at the date of grant. Under the modified prospective method, the Company did not restate its operating results related to share-based compensation expense for the years ended December 31, 2005 or 2004, but continues to disclose the pro forma effect for those periods as if the Company had applied the fair value recognition provisions of SFAS 123.

	Year Ended December 31,
(In thousands, except for per share data)	2005	2004

Net loss, as reported	$(15,803)	$(6,750)
Deduct, total stock-based compensation expense determined under fair-value based method, net of related tax effects	(246)	(889)

Pro forma net loss	$(16,049)	$(7,639)
Basic and diluted net loss per share:
As reported	$(0.15)	$(0.08)
Pro forma	$(0.15)	$(0.09)

Stock Purchase Warrants

As part of the Private Placement, the Company issued to the Purchasers approximately 92.5 million stock purchase warrants exercisable into shares of the Company’s common stock at exercise prices of $0.30 (“A Warrants”) and $0.50 (“B Warrants”). The B warrants were repriced from $0.50 to $0.20 per share effective November 23, 2006. Approximately 46.25 million warrants each are exercisable at $0.20 and $0.30, respectively. Additionally, as part of the Private Placement, the Company issued approximately 1.7 million placement agent warrants, exercisable at $0.15 per share.

During 2004 and 2005, the Company issued stock purchase warrants (“Debt Guaranty” warrants) to Sun Solunet, its majority shareholder, in consideration for the guaranty provided by Sun Capital II on its Harris credit facility. The Debt Guaranty warrants were immediately exercisable upon issuance at an exercise price of $0.001 per share. See further discussion in Note 10.

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

The following table summarizes warrant activity for the three years ended December 31, 2006, 2005 and 2004, respectively (in thousands, except per share data):

	Number of Shares Underlying Warrants	Weighted Average Exercise Price

Outstanding at December 31, 2003	27,174	$0.91	*

Granted	7,716	-
Forfeited	(7,696)	1.31

Outstanding at December 31, 2004	27,194	$0.47	*

Granted	12,351	-
Forfeited	(3,440)	2.00

Outstanding at December 31, 2005	36,105	$0.28	*

Granted	94,219	0.25
Forfeited	(11,860)	0.70

Outstanding at December 31, 2006	118,464	0.21

Exercisable at December 31, 2004	13,827	$0.29	*

Exercisable at December 31, 2005	26,025	$0.14	*

Exercisable at December 31, 2006	116,369	$0.21	*

NOTE 6 - DEBT

Wells Fargo Line of Credit

The Company has a revolving credit line with Wells Fargo to borrow up to $12.0 million, which is secured by substantially all assets of SANZ Inc. and Solunet Storage, Inc. (“SANZ Inc. et al” or the “Borrowers”), wholly-owned subsidiaries or indirect subsidiaries of the Company. The funds available under the credit facility are limited to 85% of the amount of eligible accounts receivable, which consist of substantially all accounts receivable, subject to exclusions for invoices aged over 90 days, otherwise-current receivables from customers with material amounts outstanding over 90 days and subject to a percentage limit of accounts receivable from a single customer. Borrowings against receivables owed directly by Federal government end-users are further limited to 80% of the eligible accounts receivable up to $500,000 in the aggregate unless we have obtained an “assignment of claim” executed by the government agency. Receivables from commercial entities acting as prime contractors for Federal government end-users are not subject to this sub-limit. Borrowings against receivables on maintenance services and maintenance contract fees are limited to 35% of the eligible accounts receivable up to $1,000,000 in the aggregate.

As of December 31, 2006, based on our eligible collateral at that date, we had $11.2 million available for borrowing on the Wells Fargo credit facility, of which $6.2 million was drawn and $5.0 million remained available. Wells Fargo may declare the loan in default if the Company does not meet certain financial performance measures. At December 31, 2006, the Company was in compliance with all covenants as set for 2006. As of December 31, 2006, this credit facility bore interest at the rate of prime plus 5.0% or 13.25%.

On April 2, 2007, the Company and Wells Fargo executed an amendment to this credit facility agreement. This amendment extended the credit facility through May 2010 and set financial covenants for 2007, which are effective beginning March 31, 2007. Borrowings under this facility bear interest at prime plus 3.0%. Financial covenants for 2007 are as follows: (1) minimum net income (loss) on a year to date basis, calculated quarterly; (2) minimum net worth plus “subordinated debt” (measured in the aggregate, with amounts loaned to SANZ Inc. et al from SANZ being defined as subordinated debt), calculated on a monthly basis; (3) minimum availability, calculated monthly; (4) capital expenditure limit, calculated on an annual basis; and (5) a minimum cash infusion from SANZ or an outside source if SANZ Inc. et al generate a net loss in a given quarter and have generated a net loss on a year to date basis at that time, in an amount equal to the lesser of the quarterly net loss or the year to date net loss. On April 13, 2007, we obtained a waiver of default from Wells Fargo waiving the event of default that would have resulted under the facility as a result of the “going concern” qualification on our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2006.

Each Borrower maintains a separate borrowing base; however, total borrowings under the facility are limited to $12 million. Additionally, each Borrower is required to guaranty the other’s debt. Cash transfers from SANZ Inc. to Solunet Storage are limited to the funding of Solunet Storage’s operating expenses and to a minimum availability on the date of any such transfer.

This revolving credit facility requires a lock-box arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the revolving credit facility. This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, requires the classification of outstanding borrowings under the revolving credit facility as a current liability in accordance with EITF Issue 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

Sun Loan and Sun Term Loan

On November 23, 2005, Harris assigned its credit facility (the “Harris 2004-2005 Facility”) with the Company to Sun Solunet, the Company’s majority shareholder. At this date, Sun Solunet purchased the outstanding principal balance of $11,999,965 plus accrued interest in the amount of $138,038, and the Company became obligated to Sun Solunet (said principal and accrued interest referred to as the “Sun Loan”). At December 31, 2005, the Company had $13.1 million outstanding and due to Sun Solunet on the Sun Loan.

On February 6, 2006, the Sun Loan was amended in order to increase the borrowing availability from $13.0 million to $14.0 million. In addition to increasing the Company’s borrowing availability, this amendment changed the maturity date to December 31, 2006 and permitted accrual of interest to the principal amount of the loan until maturity.

Effective March 2, 2006, as part of the March 2006 closing of the Private Placement, Sun Solunet converted $8.0 million of the Sun Loan to the Company into Units as described in Note 4, and the Company paid down $1.0 million of the Sun Loan. On April 19, 2006, the Company and Sun Solunet executed an amendment to the Sun Loan agreement, which reduced the loan balance from $13.0 million to $5.0 million and modified the loan from a revolving line of credit to a term loan (the “Sun Term Loan”) maturing on March 2, 2009. The parties agreed that Sun Solunet had no additional lending obligation to the Company under the credit facility. Also as part of the new agreement, the Company was no longer obligated to issue debt guaranty warrants to Sun Solunet. See discussion of debt guaranty warrants in Note 10. This amendment formalized the agreement with respect to the Sun Loan that had been previously made in the Credit Support Termination Agreement on March 2, 2006. The Sun Term Loan bears interest at prime plus 1.0% (9.25% at December 31, 2006) and all interest accrues and is payable on the maturity date. As of December 31, 2006, the Company had $5.0 million in principal and $680,000 of accrued interest due on the Sun Term Loan.

Harris 2006 Facility

On October 27, 2006, the Company entered into the Harris 2006 Facility, which allowed for borrowings up to $1.5 million. Borrowings under the Harris 2006 Facility bear interest at prime (8.25% as of December 31, 2006) and are payable upon demand by Harris. The purpose of obtaining this facility was to provide additional working capital to the Company and its subsidiaries. This credit facility is unsecured, is not limited by availability under a borrowing base, and does not require the maintenance of specified financial covenants. As a condition precedent to obtaining the Harris 2006 Facility, Sun Capital II, an affiliate of Sun Solunet, entered into an ongoing guaranty of the debt incurred by the Company under this facility. Additionally, Sun Capital II agreed that, upon the written request of SANZ, it would provide SANZ with sufficient funds to repay the debt outstanding under the credit facility in the event that Harris required repayment of such debt or, at Sun Capital II’s election, pay the outstanding debt directly to Harris; provided that in no event would Sun Capital II’s obligation exceed the amount of Sun Capital II’s guaranty. This guaranty expires on December 31, 2007. As of December 31, 2006, the Company had principal borrowings outstanding under the Harris 2006 Facility of $1.5 million.

On March 13 and March 23, 2007 the Company increased its borrowing availability with Harris through amendments to the Harris 2006 Facility in the amounts of $1.5 million and $1.5 million, respectively. The $3 million of available borrowings under these amendments was for additional working capital, and was secured by cash collateral posted by Sun Capital II. Total borrowings allowed under the Harris 2006 Facility, as amended, were $4.5 million, all of which were outstanding as of March 30, 2007.

Investor Promissory Notes

On December 8, 2006, the Company issued an unsecured promissory note (the “Promissory Note”) to each of the Purchasers (collectively, the “Investor promissory notes”) in the Private Placement that were a party to the Settlement Agreement for payment of the Liquidated Damages. Terms of each Promissory Note were: (1) payment in cash, or, at the option of the Purchaser, in shares of the Company’s common stock (the terms of any issuance of common stock to be mutually agreed upon by the Company and the Purchaser); (2) payment due 15 months from the date of issuance of the Promissory Note; and (3) interest payable at the due date at 12% per annum. At December 31, 2006, the Company had $1,134,000 outstanding and due under the Investor Promissory Notes.

Other Financing

In October 2005, SANZ Inc. executed a security agreement with Avnet, its largest supplier, granting a security interest in all of its assets. Pursuant to the security agreement, SANZ Inc.’s indebtedness with Avnet is secured, except for $1,000,000. The security agreement specifies events of default, including but not limited to any failure by SANZ Inc. to maintain total cash and customer receivables (less indebtedness of SANZ Inc. to Wells Fargo) in an amount that is at least equal to the amount of outstanding trade accounts payable to Avnet, less $2,000,000. The security interest granted to Avnet is subordinate to the security interest granted to Wells Fargo by SANZ Inc. in connection with the its principal borrowing facility with Wells Fargo and to evidence the subordination, Avnet and Wells Fargo entered into an intercreditor agreement. As of December 31, 2006 the Company was in compliance with all of the provisions of the security agreement with Avnet.

The Company purchases over half of its products from Avnet. If Avnet were to cease to sell to us on trade credit terms, the Company would need to accelerate payments to Avnet, creating additional demands on its cash resources, or the Company would need to find other sources for those goods. Management believes that other suppliers could provide these goods; however, a change in suppliers could cause delays in shipments and a possible loss of sales, which would affect operating results adversely.

The following summarizes our debt outstanding:

(In thousands)	December 31, 2006	December 31, 2005

Line of credit with Wells Fargo	$6,203	$7,292
Line of credit with Harris	1,500	–
Sun Term Loan (including accrued interest of $680,000)	5,680	–
Sun Loan	–	13,109
Investor promissory notes	1,134	–
	$14,517	$20,401

For the years 2006 and 2005, the Company’s weighted average interest rate on short term borrowings was approximately 12.5% and 9.5%, respectively.

NOTE 7 - INCOME TAXES

Total tax expense for 2006 and 2005 was $45,000 and $34,000, respectively, and represented state income taxes paid during those years, respectively.

In June 2004, the Company received a Federal income tax refund in the amount of $352,000. The refund was the result of the carryback of the net operating loss for 2002 for StorNet Inc., whose assets, including rights to tax refunds, we acquired in 2002 from the secured lender of StorNet Inc. in a foreclosure sale. This net operating loss carryback was allowed under a recent law change, which increased the carryback period from two to five years for net operating losses generated in 2001 and 2002. The Company filed the amended income tax return in February 2004; however, because the Company carried a deferred tax valuation allowance equal to 100% of total deferred tax assets, the Company did not record the benefit until the cash refund was received.

Total income tax (expense) benefit differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as follows:

	Year ended December 31,
(In thousands)	2006	2005	2004
Income tax benefit at federal statutory rate	$(11,190)	$(5,429)	$(2,407)
State income tax benefit, net of federal benefit	–	(48)	(75)
State income taxes paid	45	34	–
Federal income tax refund	–	–	(328)
Goodwill and trade name impairment charges	7,588	3,128	–
Warrant charge for debt guaranty		978	839
Non–cash charges related to issuance of equity securities to related parties and outside investors	1,228	–	–
Nondeductible items	18	22	19
Valuation allowance	2,356	1,349	1,624

	$45	$34	$(328)

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and their basis for financial reporting purposes, and for operating loss carryforwards. Temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2006	2005
Deferred tax assets:
Current:
Reserves and accrued expenses	$193	$247
Non-current
Net operating loss carryforwards	16,017	14,374
Notes payable to outside investors and related parties	390	–
Intangible assets	923	556
Other	–	11
Total deferred tax assets	17,523	15,188

Deferred tax liabilities	–	–
Property and equipment	(119)	(140)
Valuation allowance	(17,404)	(15,048)

Net deferred tax asset	$–	$–

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

At December 31, 2006, the Company had net operating loss carryforwards available to offset future federal taxable income of approximately $45 million. Such carryforwards expire between 2009 and 2026. Under the Tax reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. Events that may cause changes in the Company’s tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. A portion of the Company’s operating loss carryforwards that can be utilized in any one taxable year for federal tax purposes is limited by the ownership change resulting from the SANZ and Solunet Storage business combination in 2003. Future ownership changes could further limit the utilization of the Company’s net operating loss carryforwards.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under various non-cancelable operating leases. At December 31, 2006, the aggregate future minimum lease commitments were as follows (in thousands):

2007	$718
2008	547
2009	106
2010	–
2011	–
$1,371

Rent expense totaled $726,000, $488,000 and $977,000 in the years ended December 31, 2006, 2005 and 2004, respectively.

Severance

As previously disclosed in our periodic reports, Mr. Jenkins resigned as our Chief Executive Officer, President and Chairman on March 12, 2007. In connection therewith, Mr. Jenkins and SANZ entered into a separation and general release agreement (the “Separation Agreement”) dated March 12, 2007 and effective on May 11, 2007 (the “Separation Date”). Pursuant to the Separation Agreement, Mr. Jenkins remains our employee (with the same base salary and benefits) until the Separation Date. Thereafter, subject to the satisfaction of certain conditions, Mr. Jenkins is entitled to 12 months of severance payments and benefits equal to his base salary and benefits that were in effect prior to his resignation. Our board of directors, including our compensation committee, also extended the vesting period of options to purchase 1,100,000 shares (275,000 options of which were unvested) of the Company’s common stock at an exercise price of $0.40 per share issued under our 2003 Stock Option Plan until the Separation Date. Our board, including our compensation committee, also extended the exercise period on these options as well as options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.29 per share granted under the Company’s 2001 Stock Option Plan held by Mr. Jenkins that have vested as of the Separation Date to May 11, 2008.

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

NOTE 9 - DEFINED CONTRIBUTION PLAN

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, covering all employees who have three months of service with the Company. The Plan allows participants to make voluntary pre-tax contributions of up to 100% of their pre-tax earnings, not to exceed the IRS annual limit. In addition, the Company, at its discretion, may partially match participant contributions. No employer matching contributions were made for the years ended December 31, 2006, 2005 and 2004.

NOTE 10 - RELATED PARTY TRANSACTIONS

Management Fees

The Company pays $75,000 quarterly for management and consulting services to Sun Capital Partners Management LLC (“Sun Capital Management”), an affiliate of our majority shareholder, Sun Solunet. Sun Capital II, who is also an affiliate of Sun Solunet, provided a guaranty on the Company’s Harris credit facility under the Credit Support Agreement through November 23, 2005, the date on which Harris assigned the note to Sun Solunet. See further discussion below. While SANZ received material benefits from this guaranty, the Company paid no specified cash consideration for the guaranty. For 2006, 2005 and 2004, the Company allocated a portion of the management and consulting services fee paid to Sun Capital Management to interest expense, based on the financing-related benefits that it received under the Sun Capital II guaranty. The balance of the management and consulting services fee was recorded as general and administrative expense.

As of December 31, 2006 and 2005, the Company had $-0- due to Sun Capital Management for management fees and related expenses. For the years ended December 31, 2006, 2005 and 2004, the Company paid $354,000, $318,000 and $323,000, respectively, to Sun Capital Management for management fees and related expenses.

Debt Guaranty Warrants

During 2004 and 2005 and in accordance with the Credit Support Agreement, the Company was obligated to issue Debt Guaranty warrants to Sun Capital to the extent that the Company’s guaranteed debt on the Harris 2004-2005 Facility exceeded $3.0 million under the terms and stated formulas as stipulated below. Debt Guaranty warrants were issuable at six-month intervals beginning on November 16, 2004. The Debt Guaranty warrant issued for this date was issued on March 23, 2005. Warrants issued for November 16, 2004 and May 16 and November 16, 2005 were calculated in accordance with formula below. Under the Sun Loan agreement, effected November 23, 2005, the Credit Support Agreement remained effective and the Company was obligated to issue Debt Guaranty warrants under its terms and stated formulas (on May 16 and November 16 intervals for debt in excess of $3.0 million) as stipulated below. The Debt Guaranty warrants were exercisable immediately upon issuance at an exercise price of $0.001 per share. Based on the number of shares issued pursuant to the Debt Guaranty warrants, the Company recorded charges calculated as the number of shares issued under the warrant multiplied by the closing market price of SANZ’ common stock on the date of issuance.

Debt Guaranty Warrants = (Guaranteed Debt - $3,000,000) x fixed number of shares at particular date
$2,000,000

The fixed number of shares used in the calculation of Debt Guaranty warrants for a particular date are listed in the table below.

Date	Number of Shares

November 16, 2004	3,086,218
May 16, 2005	641,292
November 16, 2005	1,307,898

On March 23, 2005, and as consideration of an additional $2.0 million guaranty by Sun Capital II on the Harris 2004-2005 Facility (which was increased by $2.0 million on February 16, 2005), the Company issued a Debt Guaranty warrant to Sun Solunet to purchase 3,086,218 shares of common stock. These Debt Guaranty warrants were exercisable immediately upon issuance at an exercise price of $0.001 per share. The Company and Sun Solunet agreed that the number of shares exercisable under this warrant would be calculated pursuant to the same formula above, and as if the additional $2.0 million debt guaranty was in place as of November 16, 2004.

On June 27, 2005 and in consideration of an additional $1.5 million guaranty by Sun Capital II on the Harris 2004-2005 Facility (which was increased by $1.5 million on June 3, 2005), the Company issued a Debt Guaranty warrant to Sun Solunet to purchase 480,969 shares of our common stock. These Debt Guaranty warrants were immediately exercisable upon issuance with an exercise price of $0.001 per share. The Company and Sun Solunet agreed that the number of shares exercisable under this warrant would be calculated pursuant to the same formula above, and as if the additional $1.5 million guaranty was in place as of May 16, 2005.

Sun Loan and Sun Term Loan

As of December 31, 2006, the Company had $5.7 million, including $680,000 of accrued interest, outstanding on the Sun Term Loan. As of December 31, 2005, the Company had $13.1 million, including accrued interest, outstanding on the Sun Loan, which Sun Solunet had purchased from Harris on November 23, 2005.

Private Placement

As discussed in Note 4, on March 2, 2006 the Company completed the Private Placement, which included Sun Solunet converting $8.0 million of the Sun Loan to 176.5 Units. The Sun Solunet debt conversion was at the same price, net of placement agent fees that third-party investors and Company executive management had purchased for cash shares of the Series A Preferred Stock, and was approved by the Company’s Independent Committee of the Board of Directors. Additionally, on the Closing Date, the Company paid down $1.0 million of the remaining outstanding balance, resulting in total outstanding debt owed by the Company under the Sun Loan of $5.0 million plus accrued interest of $296,000 from November 23, 2005, the inception of the Sun Loan. As a result thereof, on the Closing Date, the Company and Sun Capital II entered into the Credit Support Termination Agreement to the Credit Support Agreement. The Credit Support Termination Agreement included the following provisions, among others:

(a)
The Company and Sun Solunet agreed to decrease the Company’s borrowing availability under the Sun Loan from $14 million to $5.0 million and to modify the Sun Loan from a revolving line of credit to a three-year term loan without a demand note stipulation (the “Sun Term Loan”) at a borrowing rate of prime plus 1.0%.

(b)	The parties agreed that Sun Solunet and Sun Capital II have no additional lending obligation to the Company.

(c)	The parties terminated the Credit Support Agreement and the obligations of all parties, including the requirement of the Company to issue additional Debt Guaranty warrants to Sun Solunet.

Investor Promissory Notes

Also, as further discussed in Note 4, on November 22, 2006, the Company entered into the Settlement Agreement with all of the Purchasers in the Private Placement, including Sun Solunet, for the payment of liquidated damages and interest accrued through November 15, 2006 pursuant to the Company’s failure to register the underlying shares of common stock issuable upon conversion or exercise of the securities issued in the Private Placement. Also under the Settlement Agreement, the Company and the Purchasers, including Sun Solunet, agreed to reprice the B Warrants from an exercise price of $0.50 per share to $0.20 per share. On December 8, 2006, the Company issued a Promissory Note to each of the Purchasers that were a party to the Settlement Agreement, including Sun Solunet, for payment of the Liquidated Damages. The Investor promissory notes are due in March of 2008 and bear interest at 12%. As of December 31, 2006, the amount due to Sun Solunet under the promissory note, including accrued interest was $744,000.

NOTE 11 - SEGMENT INFORMATION

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

Selected financial information for each reportable segment was as follows for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	Storage Solutions	EarthWhere	Total
2006
Total net revenue	$55,639	$3,106	$58,745
Depreciation and amortization	650	133	783
Loss from operations (1) (2)	(22,903)	(2,929)	(25,832)
2005
Total net revenue	57,001	2,114	59,115
Depreciation and amortization	839	260	1,099
Loss from operations (1) (2)	(8,851)	(1,732)	(10,583)
2004
Total net revenue	65,005	1,153	66,158
Depreciation and amortization	1,110	196	1,306
Loss from operations	$(1,578)	$(1,453)	$(3,031)

(1)
The Storage Solutions segment loss from operations for 2006 and 2005 included charges for goodwill impairment of $21.5 and $9.2 million, respectively. The Storage Solutions segment loss from operations also included a charge for the impairment of the SANZ commercial trade name in the amount of $800,000.

(2)
The EarthWhere segment loss from operations for 2006, 2005 and 2004 included amortization of capitalized software development costs, recorded as cost of goods sold, in the amount of $376,000, $134,000 and $100,000, respectively.

Capital expenditures, which consist of purchases of property and equipment for the Solutions segment and purchases of property and equipment and capitalized software costs for the EarthWhere segment, were as follows (in thousands):

	Years ended December 31,
Expenditures for segment assets	2006	2005	2004
Storage Solutions	$271	$214	$242
EarthWhere	960	1,015	183
Corporate	-	-	-
Total expenditures for assets	$1,231	$1,229	$425

The reconciliation of segment loss from operations to SANZ’ consolidated loss from operations and loss before income taxes was as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Net segment revenue	$58,745	$59,115	$66,158
Loss from operations:
Total segment loss from operations	(25,832)	(10,583)	(3,031)
Unallocated corporate costs	(767)	(700)	(478)
Loss from operations	(26,599)	(11,283)	(3,509)

Interest expense	(1,474)	(1,610)	(1,221)
Charge for warrants issued to related party for debt guaranty	-	(2,877)	(2,469)
Charge for change in estimated fair value of derivative financial instruments - Warrants	(374)	-	-
Charge for fair value of Warrants in excess of net cash proceeds	(924)	-	-
Charge due to the agreement to reprice Warrants	(2,314)	-	-
Liquidated damages	(1,117)	-	-
Other income (expense)	(110)	1	121
Loss before income taxes	$(32,912)	$(15,769)	$(7,078)

Assets are allocated to the individual segments based on the primary segment benefiting from the assets. Corporate assets are composed primarily of cash and cash equivalents, investments, and prepaid expenses. Total assets and liabilities by segment and the reconciliation of segment assets and liabilities to SANZ’ consolidated assets and liabilities as of December 31, 2006 and 2005 (in thousands) are as follows:

	December 31,
	2006	2005
Assets
Storage Solutions	$17,679	$37,267
EarthWhere	3,896	3,213
Corporate	580	737
Total assets	$22,155	$41,217

	December 31,
	2006	2005
Liabilities
Storage Solutions	$18,812	$26,541
EarthWhere	11,867	7,339
Corporate	1,334	496
Total liabilities	$32,013	$34,376

Customer Concentration

The following table shows significant customers as a percentage of accounts receivable at December 31, 2006 and 2005 and as a percentage of revenue for the years ended December 31, 2006, 2005, and 2004, respectively. Customer A represents the aggregate of all Federal government agencies to which the Company sells directly. Customer B and C are both third party government contractors. Both the Storage Solutions and EarthWhere segments report revenue from Customer A; all of Customer B and C’s revenue is reported under the Storage Solutions segment.

	Accounts receivable		Revenue
			For the year ended
	December 31,		December 31,
	2006	2005	2006	2005	2004

Customer A	12.5%	30.3%	9.6%	17.1%	24.1%
Customer B	9.0	–	8.5	12.2	–
Customer C	14.2%	0.9%	5.0%	2.4%	–%

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

4.02	Designation of Series A Preferred Stock. Incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K dated March 2, 2006, filed on March 8, 2006.

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

10.10
Eleventh Amendment to Credit and Security Agreement and Waiver of Defaults, dated as of April 17, 2006, by and among SANZ Inc., Solunet Storage, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. Incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, filed on May 15, 2006.

10.11
Twelfth Amendment to Credit and Security Agreement, dated as of March 29, 2007, by and among SANZ Inc., Solunet Storage, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. #

10.12	Shareholders Agreement dated April 4, 2003. Incorporated by reference from Exhibit 2.8 to the Registrant’s Current Report on Form 8-K/A dated April 4, 2003, filed on April 21, 2003.

10.13	Credit Support Document dated March 31, 2003. Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K/A dated April 1, 2003, filed on April 3, 2003.

10.14	Stock Option Agreement dated March 31, 2003. Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated April 4, 2003, filed on April 21, 2003.

10.15	SANZ Common Stock Purchase Warrant dated April 4, 2003. Incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed on April 3, 2003.

10.16	Management Services Agreement dated April 4, 2003. Incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed on April 3, 2003.

10.17	Registration Rights Agreement dated April 4, 2003. Incorporated by reference to Exhibit 2.6 to the Registrant’s Current Report on Form 8-K/A No. 1 dated April 1, 2003, filed on April 3, 2003.

10.18
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

10.21
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

10.23
Fifth Amendment, dated February 27, 2004, to SAN Holdings Inc. - Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004, filed on May 11, 2004.

10.24
Solunet Storage Inc. - Harris Trust and Savings Bank Loan Authorization Agreement dated August 14, 2003, and Incorporated by reference to Exhibit 10.1 - to the Registrant’s Quarterly Report on Form 10-QSB/A No. 1 for the quarter ended June 30, 2003, filed on October 2, 2003.

10.25
First Amendment, dated November 22, 2004, to Solunet Storage Inc. - Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated November 16, 2004, filed on November 22, 2004.

Exhibit Number	Description
10.26	2000 Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-81910), filed on January 31, 2002.

10.27	2001 Stock Option Plan. Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-81910), filed on January 31, 2002.

10.28	2003 Stock Option Plan. Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on April 22, 2003.

10.29
Executive Employment Agreement dated February 1, 2001 - John Jenkins. Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.

10.30	Executive Employment Letter Agreement dated March 2, 2007 between SAN Holdings, Inc. and Todd A. Oseth dated March 2, 2007. #

10.31	Separation and General Release Agreement, executed March 2, 2007 and effective as of May 11, 2007 between SAN Holdings, Inc. and John Jenkins. #

10.32
Sixth Amendment, dated February 16, 2005, to SAN Holdings Inc. - Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated March 10, 2005, filed on March 11, 2005.

10.33
Seventh Amendment, dated June 3, 2005, to SAN Holdings Inc. - Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated June 3, 2005, filed on June 7, 2005.

10.34
Eighth Amendment, dated October 4, 2005, to SAN Holdings Inc. - Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated October 4, 2005, filed on October 12, 2005.

10.35
Ninth Amendment, dated February 6, 2006, to SAN Holdings Inc. - Harris Trust and Savings Bank Loan Authorization Agreement. Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated February 6, 2006, filed on February 9, 2006.

10.36
Tenth Amendment to the Loan Authorization Agreement, executed April 19, 2006 and effective March 2, 2006, between Sun Solunet, LLC and the Company. Incorporated by reference to Exhibit 10.04 to the Registrant’s Current Report on Form 8-K dated April 18, 2006, filed on April 21, 2006.

10.37
Security Agreement, dated October 12, 2005, by and between Registrant and Avnet, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 12, 2005, filed on October 18, 2005.

10.38
Letter Agreement, dated November 23, 2005, by and between Registrant and Sun Capital Partners II, LP. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 23, 2005, filed on November 29, 2005.

10.39	Securities Purchase Agreement, dated February 28, 2006. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 2, 2006, filed on March 8, 2006.

10.40
Credit Support Termination Agreement, dated as of March 2, 2006, to the letter agreement dated as of March 31, 2003, as amended on November 23, 2005, by and between Sun Capital Partners II, LP and the Company, acknowledged and agreed to by Sun Solunet, LLC. Incorporated by reference to Exhibit 9.1 to the Registrant's Current Report on Form 8-K dated March 2, 2006, filed on March 8, 2006.

10.41	Letter from Sun Solunet, LLC dated March 2, 2006. Incorporated by reference to Exhibit 9.1 to the Registrant's Current Report on Form 8-K dated March 2, 2006, filed on March 8, 2006.

10.42
Registration Rights Agreement, dated February 28, 2006, by and among the Company and the purchasers that executed a signature page thereto. Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K dated March 2, 2006, filed on March 8, 2006.

10.43
Form of the Company Common Stock Purchase Warrants issued on March 2, 2006. Incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K dated March 2, 2006, filed on March 8, 2006.

10.44	Securities Purchase Agreement, dated as of April 18, 2006, by and among the Company and the purchasers that executed a signature page thereto. Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated March 2, 2006, filed on March 8, 2006.

Exhibit Number	Description
10.45
Form of the Company Common Stock Purchase Warrants issued on April 18, 2006. Incorporated by reference to Exhibit 10.03 to the Registrant's Current Report on Form 8-K dated April 18, 2006, filed on April 21, 2006.

10.46
Securities Purchase Agreement, dated as of May 4, 2006, by and between the Company and Millennium Partners, L.P. Incorporated by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K dated May 4, 2006, filed on May 9, 2006.

10.47
Form of the Company Common Stock Purchase Warrants issued on May 4, 2006. Incorporated by reference to Exhibit 10.03 to the Registrant's Current Report on Form 8-K dated May 4, 2006, filed on May 9, 2006.

10.48
Harris Loan Authorization Agreement, dated as of October 27, 2006, between SAN Holdings, Inc. and Harris N.A. Incorporated by reference to Exhibit 10.01 of the Registrant’s Current Report on Form 8-K filed on November 2, 2006.

10.49
First Amendment to Harris Loan Authorization Agreement, dated as March 12, 2007, between SAN Holdings, Inc. and Harris N.A. Incorporated by reference to Exhibit 10.01 of the Registrant’s Current Report on Form 8-K filed on March 14, 2006.

10.50
Second Amendment to Harris Loan Authorization Agreement, dated as of March 23, 2007, between SAN Holdings, Inc. and Harris N.A. Incorporated by reference to Exhibit 10.01 of the Registrant’s Current Report on Form 8-K filed on March 27, 2006.

10.51
Agreement, dated as of November 22, 2006, among SAN Holdings, Inc. and the investors that are a signatory thereto (2006 private placement investors). Incorporated by reference to Exhibit 10.01 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 filed on November 27, 2006.

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

SAN Holdings, Inc. (Registrant)

Date: April 16, 2007	By:	/s/ Todd A. Oseth
Todd Oseth Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2007	/s/ Todd A. Oseth
Todd A. Oseth, Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Date: April 16, 2007	/s/ Robert C. Ogden
Robert C. Ogden, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Secretary and Treasurer

Date: April 16, 2007	/s/ Clarence E. Terry
Clarence E. Terry, Director

Date: April 16, 2007	/s/ Michael T. Gillen
Michael T. Gillen, Director

Date: April 16, 2007	/s/ Case H. Kuehn
Case H. Kuehn, Director

Date: April 16, 2007	/s/ M. Steven Liff
M. Steven Liff, Director

Date: April 16, 2007	/s/ Kevin J. Calhoun
Kevin J. Calhoun, Director

Date: April 16, 2007	/s/ Kent J. Lund
Kent J. Lund, Director

Date: April 16, 2007	/s/ C. Daryl Hollis
C. Daryl Hollis, Director

Date: April 16, 2007	/s/ George R. Rea
George R. Rea, Director