Form 10-Q
period 2007-03-31
SAN HOLDINGS INC
filed 2007-05-15
CIK 799097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 4, 2007, 96,953,611 shares of the registrant’s common stock, no par value per share, were outstanding.

SAN Holdings, Inc.

Part I. Financial Information

Item 1. Financial Statements

SAN Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except for share data)

	March 31,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance for doubtful accounts of $143 and $143, respectively	7,215	15,384
Inventories, net of valuation allowance of $17 and $6, respectively	202	234
Deferred maintenance contracts	1,695	1,865
Prepaid expenses and other current assets	409	644
Total current assets	9,521	18,127

Property and equipment, net	435	472
Capitalized software, net	1,565	1,394
Goodwill	1,289	1,289
Intangible assets, net	632	666
Other assets	198	207
Total long-term assets	4,119	4,028

TOTAL ASSETS	$13,640	$22,155

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except for share data)

	March 31,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Line of credit - Wells Fargo Bank, National Association	$2,113	$6,203
Line of credit - Harris N.A.	4,500	1,500
Accounts payable	7,873	12,191
Accrued expenses	2,474	2,438
Deferred revenue	2,667	2,867
Notes payable - related parties	785	—
Notes payable - outside investors	382	—
Total current liabilities	20,794	25,199

Long-term debt - Sun Solunet, LLC - related party	5,795	5,680
Notes payable - related parties	—	762
Notes payable - outside investors	—	372
Total liabilities	26,589	32,013

Commitments and contingencies (Note 2)

Stockholders’ deficit
Preferred stock; no par value; 10,000,000 shares authorized; Series A, 3% cumulative convertible preferred stock, 400 shares designated and 276.3 and 277.6 shares issued and outstanding, respectively (liquidation preference of $12,990 and $13,055, respectively) (Note 5)	9,067	9,078
Common stock; no par value, 400,000,000 shares authorized; 96,953,611 and 95,811,278 shares issued and outstanding, respectively	33,032	32,917
Warrants and stock options	20,477	20,287
Accumulated deficit	(75,525)	(72,140)
Total stockholders’ deficit	(12,949)	(9,858)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,640	$22,155

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2007	2006
Revenue
Product sales and vendor supplied services	$5,855	$11,158
Consulting and engineering services	1,241	1,310
Maintenance services and maintenance contract fees	1,454	1,804
Total revenue	8,550	14,272

Cost of revenue
Product sales and vendor supplied services	4,699	8,796
Consulting and engineering services	786	827
Maintenance services and maintenance contract fees	925	1,142
Total cost of revenue	6,410	10,765

Gross profit	2,140	3,507

Operating expenses
Selling, engineering, general and administrative	4,910	4,358
Depreciation and amortization of intangibles	102	260
Total operating expenses	5,012	4,618

Loss from operations	(2,872)	(1,111)

Other income (expense)
Interest expense
Sun Solunet, LLC - related party	(175)	(263)
Bank and other	(216)	(211)
Total interest expense	(391)	(474)

Charge for change in estimated fair value of derivative financial instruments - Warrants - (Note 5)
- related parties	—	(2,977)
- outside investors	—	(1,041)
Other income (expense)	(18)	(14)

Net loss	$(3,281)	$(5,617)

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2007	2006

Dividends accrued for holders of convertible Series A Preferred Stock (Note 5)	(104)	—

Deemed dividend related to beneficial conversion feature of convertible Series A Preferred Stock (Note 5)	—	(4,539)

Net loss available to common stockholders	$(3,385)	$(10,156)

Basic and diluted net loss per share	$(0.03)	$(0.09)

Weighted average shares outstanding - basic and diluted	117,620,801	115,878,022

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,281)	$(5,617)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	208	318
Share-based compensation	190	72
Charge for change in estimated fair value of derivative financial instruments - Warrants - related parties (Note 5)	—	2,977
Charge for change in estimated fair value of derivative financial instruments - Warrants - outside investors (Note 5)	—	1,041

Changes in operating assets and liabilities:
Accounts receivable	8,169	1,375
Inventories	32	(336)
Deferred maintenance contracts	170	90
Prepaid expenses and other current assets	235	6
Other assets	9	(23)
Accounts payable	(4,318)	1,018
Accrued expenses	184	(351)
Deferred revenue	(200)	374
Net cash provided by operating activities	1,398	944

Cash flows from investing activities:
Purchase of property and equipment, net	(31)	(127)
Capitalized software costs	(277)	(307)
Net cash used in investing activities	(308)	(434)

Cash flows from financing activities:
Issuance of convertible Series A Preferred Stock, net of issuance costs	—	2,579
Net payments on line of credit - Wells Fargo Bank, National Association	(4,090)	(2,238)
Net borrowings on line of credit - Sun Solunet, LLC - related party	—	226
Net borrowings on line of credit - Harris N.A.	3,000	—
Net cash provided by (used in) financing activities	(1,090)	567

Net increase in cash and cash equivalents	—	1,077

Cash and cash equivalents at beginning of period	—	6

Cash and cash equivalents at end of period	$—	$1,083

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended March 31,
	2007	2006

Supplemental disclosure of other cash flow information:

Interest paid	$222	$198

Supplemental disclosure of non-cash investing and financing activities:

Dividends accrued for holders of convertible Series A Preferred Stock (Note 5)	104	—
Conversion of Series A Preferred Stock to common stock	11	—
Deemed dividend related to beneficial conversion feature of convertible Series A Preferred Stock (Note 5)	—	4,539
Conversion of Sun Solunet, LLC debt to convertible Series A Preferred Stock	—	8,000
Allocation of proceeds from Series A Preferred Stock to Warrants issued to: - related parties	—	4,465
- outside investors	$—	$1,575

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of SAN Holdings, Inc. (“SANZ,” the “Company” or “we”) and its wholly-owned subsidiary, SANZ Inc., and its wholly-owned subsidiary, Solunet Storage, Inc. (“Solunet Storage”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with US GAAP. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These unaudited consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report on Form 10-K”).

Significant Accounting Policies

The Company prepares its financial statements in accordance with US GAAP. The accounting policies most fundamental to understanding our financial statements are those relating to recognition of revenue, to our use of estimates, to the capitalization of software development costs, to the accounting for derivative financial instruments and those relating to the impairment testing of goodwill and intangible assets. We describe these significant accounting policies in Note 3 to our 2006 Annual Report on Form 10-K.

NOTE 2 - FINANCIAL CONDITION AND DEBT

The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended December 31, 2006, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” explanatory paragraph resulted from, among other things, the substantial losses from operations we have incurred since inception, our liquidity position and net losses of $33.0 million for the year ended December 31, 2006, which included non-cash charges of $22.3 million for goodwill and intangible asset impairments. In addition, we had a net loss of $3.3 million for the three months ended March 31, 2007 and, as of March 31, 2007, we have negative working capital (current liabilities in excess of current assets) of $11.3 million. Accordingly, as of March 31, 2007, the recoverability of a major portion of the recorded asset amounts, including goodwill, is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Wells Fargo Line of Credit

As of March 31, 2007, the Company had $2.2 million of undrawn availability on the borrowing facility among SANZ Inc., Solunet Storage and Wells Fargo Bank, National Association (“Wells Fargo”). Our ability to borrow under the Wells Fargo facility is subject to maintaining our accounts receivable balance at current levels, as well as complying with the financial covenants under the borrowing facility. If we are unable to comply with these financial covenants, the facility could cease to be available to us.

On April 2, 2007, the Company and Wells Fargo executed an amendment to the current facility, which extended its duration through May 2010. On April 13, 2007, we obtained a waiver of default from Wells Fargo waiving the event of default that would have resulted under the facility as a result of the “going concern” explanatory paragraph on our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2006. Our borrowing rate on this facility at March 31, 2007 was prime plus 5.0%, or 13.25%. As part of the amendment executed on April 2, 2007, this rate was decreased to prime plus 3.0% effective April 1, 2007. This rate is subject to potential decreases, as permitted by Wells Fargo, based on SANZ Inc. and its subsidiary, Solunet Storage, Inc., achieving certain financial thresholds during 2007. As of the date of this filing, the Company was in compliance with all covenants under the Wells Fargo facility.

Harris 2006 Facility

On October 27, 2006, the Company entered into a revolving credit facility (the “Harris 2006 Facility”) in the amount of $1.5 million with Harris N.A. (“Harris”). Borrowings under the Harris 2006 Facility bear interest at prime and are payable upon demand by Harris. The purpose of obtaining this facility was to provide additional working capital to the Company and its subsidiaries. As a condition precedent to obtaining the Harris 2006 Facility, Sun Capital Partners II, LP (“Sun Capital II”), an affiliate of our majority shareholder, Sun Solunet, LLC (“Sun Solunet”), entered into an ongoing guaranty of the debt incurred by the Company under this facility.

On March 13, 2007 and March 23, 2007, the Company increased its borrowing availability with Harris through amendments to the Harris 2006 Facility in the amounts of $1.5 million and $1.5 million, respectively. The $3 million of available borrowings under these amendments was for additional working capital, and was secured by cash collateral posted by Sun Capital II.  As of March 31, 2007, the Company had $4.5 million of borrowings outstanding under the Harris 2006 Facility.

Sun Capital II Credit Agreement

The Company expects to enter into a new credit facility with Sun Capital II (the “Sun 2007 Loan”) for up to $10 million in May of 2007. The expected terms of the Sun 2007 Loan are described in the remainder of this paragraph. The proceeds of the initial borrowing under the Sun 2007 Loan will be used for working capital purposes and to pay off the amount owed of $4.5 million plus accrued interest on the Harris 2006 Facility. After the initial borrowing, additional borrowings by the Company will be permitted only at the sole discretion of Sun Capital II. The Company’s borrowings under the Sun 2007 Loan will be evidenced by a demand note. The Sun 2007 Loan will be unsecured and bear interest at 15% per annum, which interest is payable upon termination of the Sun 2007 Loan. Unless Sun Capital II demands payment earlier, the Sun 2007 Loan will be payable in full by the Company in May of 2012.

Sun Solunet Credit Facility and Sun Term Loan

Effective March 2, 2006, as part of the March 2006 closing of the Private Placement (as defined and described in Note 5 to our unaudited consolidated financial statements included in this report), Sun Solunet converted $8.0 million of its loan to the Company (the “Sun Loan”) into Units as described in Note 3, and the Company paid down $1.0 million of the Sun Loan. On April 19, 2006, the Company and Sun Solunet executed an amendment to the Sun Loan agreement, which reduced the loan balance from $13.0 million to $5.0 million and modified the loan from a revolving line of credit to a term loan (the “Sun Term Loan”) maturing on March 2, 2009. The parties agreed that Sun Solunet had no additional lending obligation to the Company under the credit facility. Also as part of the new agreement, the Company was no longer obligated to issue debt guaranty warrants to Sun Solunet. This amendment formalized the agreement with respect to the Sun Loan that had been previously made in the Credit Support Termination Agreement (as described and defined in Note 5 to our unaudited consolidated financial statements included in this report) on March 2, 2006. This loan bears interest at prime plus 1.0% (9.25% at March 31, 2007) and all interest accrues and is payable on the maturity date. As of March 31, 2007, the Company had $5.0 million in principal and $795,000 of accrued interest due to Sun Solunet on the Sun Term Loan.

Other Financing

The Company purchases approximately half of its products from Avnet, Inc. (“Avnet”). If Avnet were to cease to sell to us on trade credit terms, the Company would need to accelerate payments to Avnet, creating additional demands on its cash resources, or the Company would need to find other sources for those goods. Management believes that other suppliers could provide these goods; however, a change in suppliers could cause delays in shipments and a possible loss of sales, which would affect operating results adversely.

Avnet holds a security interest in all of the Company’s assets, whereby all indebtedness with Avnet is secured, except for $1,000,000. This security interest is subordinate to the security interest granted to Wells Fargo in connection with the Company’s borrowing facility with Wells Fargo. As of the date of this filing, the Company was in compliance with all of the provisions of the security agreement with Avnet.

NOTE 3 - SHARE-BASED COMPENSATION

On January 4, 2007, the compensation committee of our board of directors approved the grant of 6.1 million stock options to certain of the Company’s officers and employees with an exercise price of $0.20 per share and an expiration date of 10 years from the date of grant under the “Amended and Restated 2003 Stock Option Plan” (the “2003 Stock Option Plan”), vesting 25% per year over four years.

For the three months ended March 31, 2007 and 2006, the Company recorded $190,000 and $72,000 of share-based compensation expense, respectively. In our calculation of share-based compensation expense, we estimated forfeitures at 20% annually based on historical trends related to employee turnover and the market price of the Company’s common stock. The Company considers revisions to its assumptions in estimating forfeitures on an ongoing basis. Additionally, we adjust for actual forfeitures at the end of the vesting period for each tranche of options. We estimated the expected term of options using the “simplified method” as discussed in SAB 107, that is, the arithmetic mean of the weighted vesting period and contractual life, or 6.25 years. We used the Black-Scholes option pricing model, as we believe this model best reflects the Company’s historical option exercise patterns, with the following weighted-average assumptions:

Three months ended March 31,
2007
Expected dividend yield	0%
Expected volatility	67.08%
Expected term	6.25 years
Risk-free interest rate	4.65%

The weighted average grant date fair value of options granted was $0.13 per share for the three months ended March 31, 2007.

The Company’s policy is to issue new shares upon the exercise of stock options. At March 31, 2007, the total number of shares of common stock authorized for awards of stock options under the Company’s 2000 Stock Option Plan, 2001 Stock Option Plan and 2003 Stock Option Plan may not exceed 31.5 million shares.

The following table summarizes option activity for the three stock option plans during the three months ended March 31, 2007 (in thousands, except per share data):

	# of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
For the three months ended March 31, 2007
Outstanding at January 1, 2007	12,562	$0.46
Granted	6,125	0.20
Exercised	—	—
Forfeited or expired	(405)	0.35
Outstanding at March 31, 2007	18,282	$0.38	8.3 years	$—
Vested and exercisable at March 31, 2007	5,558	$0.56	6.2 years	$—

The total fair value of options vested during the three months ended March 31, 2007 and 2006 was $23,000 and $33,000, respectively. The total compensation cost related to nonvested options not yet recognized at March 31, 2007 and 2006 was $1.8 million and $809,000, respectively, and the weighted-average periods over which these expenses are expected to be recognized is approximately 3.5 years and 3.0 years, respectively.

NOTE 4 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. In addition to common shares outstanding, and in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS 128”), any shares issuable for little or no cash consideration are considered outstanding shares and included in the calculation of weighted average number of common shares. Accordingly, for the three months ended March 31, 2007 and 2006 the weighted average number of common shares outstanding included 20.1 million and 20.1 million shares, respectively, issuable under outstanding debt guaranty warrants that were immediately exercisable at $0.001 per share, and that are held by our majority shareholder, Sun Solunet.

On January 31, 2007, pursuant to the terms of the Series A Preferred Stock issued in the Private Placement (as described and defined in Note 5 to our unaudited consolidated financial statements included in this report), the Company declared a dividend to the holders of the Series A Preferred Stock payable in 1,213,637 shares of the Company’s common stock. These shares have been included in the weighted average shares outstanding used in earnings (loss) per share calculations.

Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Convertible Series A Preferred Stock, warrants and options outstanding to purchase an aggregate of 207.7 million and 185.6 million shares of common stock as of March 31, 2007 and 2006, respectively, have been excluded from the diluted share calculations for the three-month periods ending March 31, 2007 and 2006, respectively, as they were antidilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for all periods presented.

NOTE 5 - PRIVATE PLACEMENT

On March 2, 2006, April 18, 2006 and May 4, 2006 (the “Closing Dates”), the Company completed three closings of a private placement transaction exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”) pursuant to Section 4(2) of the 1933 Act and Regulation D promulgated thereunder (the “Private Placement”), dated and effective as of February 28, 2006, April 18, 2006 and May 4, 2006, respectively, with third-party investors, Company executive management (collectively, the “Purchasers”) and Sun Solunet, its majority shareholder. In consideration for net proceeds of approximately $12.3 million, comprised of $4.3 million of cash, net of placement agent and legal fees of approximately $784,000, and the conversion of $8.0 million of $14.0 million of the Sun Loan, as assignee of Harris, the Company issued a total of 277.6 units (“Units”), each Unit consisting of:

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

Also on March 2, 2006, the Company paid down approximately $1.0 million of the outstanding debt owed under the Sun Loan, resulting in total outstanding debt owed by the Company under the Sun Loan of $5.0 million plus accrued interest of $296,000 from November 23, 2005, the inception of the Sun Loan. As a result thereof, on March 2, 2006, the Company and Sun Capital II entered into a termination letter (the “Credit Support Termination Agreement”) to the letter agreement, dated as of March 31, 2003, as amended on November 23, 2005, by and between Sun Capital II and the Company, acknowledged and agreed to by Sun Solunet (the “Credit Support Agreement”). The Credit Support Termination Agreement included the following provisions, among others:

(a)   The Company and Sun Solunet agreed to decrease the Company’s borrowing availability under the Sun Loan from $14.0 million to $5.0 million and to modify the Sun Loan from a revolving line of credit to a three-year term loan without a demand note stipulation (the Sun Term Loan), which will be due in March 2009.

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

The Series A Preferred Stock is perpetual and carries a 3% cumulative dividend, payable in shares of the Company’s common stock based on the market price of the Company’s common stock calculated as set forth in the Certificate. Dividends are required to be declared and authorized by the Company’s board of directors on each July 31 and January 31 anniversary, beginning on July 31, 2006. In January 2007, the Company issued 704,799 shares related to this dividend which had been declared on July 31, 2006. As of January 31, 2007, the Company had accumulated and declared, but not issued, an additional 1.2 million shares related to this dividend. For the three months ended March 31, 2007, the Company recorded common stock dividends in the amount of approximately $104,000 which included the 1.2 million shares declared on January 31, 2007 and an additional amount for the period from February 1 to March 31, 2007.

In January and March 2007, Purchasers converted 1.3 units of Series A Preferred Stock to 433,333 shares of the Company’s common stock, which resulted in a reclassification of approximately $11,000 from preferred stock to common stock.

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

Warrants

The Warrants issued in the Private Placement (which included Warrants issued to Sun Solunet, outside investors, management and the placement agent) require physical settlement or net-share settlement. We evaluated the Warrants as a potential derivative under the criteria in paragraph 11(a) of SFAS 133, which require that a contract (Warrants) issued by a reporting entity be accounted for as a derivative unless it is both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position. We concluded that the Warrants were indexed to the Company’s own stock, but should not be classified in stockholders’ equity because they do not comply with all of the requirements as stipulated in EITF 00-19. Accordingly, we determined that the Warrants should be classified as a liability and accounted for as a derivative financial instrument at estimated fair value in accordance with SFAS 133, and this derivative liability was revalued at fair value at each reporting period until it was reclassified to equity on July 28, 2006.

As of the March Closing, we recorded the Warrants issued in the March Closing at an initial fair value of approximately $6.0 million. The balance of the net proceeds of $4.5 million ($10.5 million total net proceeds raised in the March Closing less the $6.0 million fair value of the Warrants issued in the March Closing) was allocated to the Series A Preferred Stock.

As of March 31, 2006, we estimated the fair value of the Warrants issued in the Private Placement using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Expected volatility	62 - 64.8%
Contractual term	5 years
Risk-free interest rate	4.66 - 5.00%

The net change in estimated fair value of the Warrants as of March 31, 2006 was included as a charge in the statement of operations for the three months ended March 31, 2006 and totaled $4,018,000.

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

Liquidated Damages Due to Related Parties and Outside Investors

On December 8, 2006, we issued an unsecured promissory note (collectively, the “2006 private placement promissory notes”) to each of the Purchasers in the Private Placement that was a party to the 2006 settlement agreement for the payment of the Liquidated Damages to such Purchaser. We were obligated to pay liquidated damages to each Purchaser in the Private Placement as a result of our failure to register the underlying shares of common stock related to the securities sold in the Private Placement within 150 days of each closing of the Private Placement. The terms of each 2006 private placement promissory note are: (1) payment in cash, or, at the option of the investor, in shares of our common stock (the terms of any issuance of common stock to be mutually agreed upon by the us and the Purchaser); (2) payable 15 months from the date of issuance and (3) interest accrues at a rate of 12% per annum and is due and payable as specified in (2) above. As of March 31, 2007, the Company had $785,000 and $382,000 due under these notes to related parties and outside Purchasers, respectively.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning January 1, 2008. Management is currently evaluating the potential impact of adopting SFAS 157 on the Company’s financial statements.

In June 2006, the FASB ratified EITF Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. The Company adopted this pronouncement on January 1, 2007 and presents all taxes on a net basis.

The Company has considered all other recently issued accounting pronouncements and does not believe that the adoption of such pronouncements will have a material impact on its consolidated financial statements.

NOTE 7 - SEGMENT INFORMATION

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

Selected financial information for each reportable segment was as follows for the three months ended March 31, 2007, and 2006 (in thousands):

For the three months ended March 31,	Storage Solutions	EarthWhere	Total
2007
Total net revenue	$7,890	$660	$8,550
Depreciation and amortization	84	18	102
Segment loss from operations	(1,815)	(805)	(2,620)

2006
Total net revenue	13,939	333	14,272
Depreciation and amortization	191	69	260
Segment loss from operations	$(26)	$(886)	$(912)

The reconciliation of segment loss from operations to SANZ’ consolidated loss from operations and net loss was as follows (in thousands):

	Three months ended March 31,
	2007	2006
Net segment revenue	$8,550	$14,272
Loss from operations:
Total segment loss from operations	(2,620)	(912)
Unallocated corporate costs	(252)	(199)
Loss from operations	(2,872)	(1,111)

Interest expense	(391)	(474)
Charge for change in estimated fair value of derivative financial instruments - Warrants		(4,018)
Other income (expense)	(18)	(14)
Net loss	$(3,281)	$(5,617)

Assets are allocated to the individual segments based on the primary segment benefiting from the assets. Corporate assets are composed primarily of cash and cash equivalents, investments, and prepaid expenses. Total assets by segment and the reconciliation of segment assets to SANZ’ consolidated assets as of March 31, 2007 and December 31, 2006 (in thousands) are as follows:

Assets	March 31, 2007	December 31, 2006
Storage Solutions	$9,755	$17,679
EarthWhere	3,414	3,896
Corporate	471	580
Total assets	$13,640	$22,155

Customer Concentration

The following table shows significant customers as a percentage of accounts receivable at March 31, 2007 and 2006 and as a percentage of revenue for the three months ended March 31, 2007 and 2006, respectively. Customer A represents the aggregate of all Federal government agencies to which the Company sells directly. Both the Storage Solutions and EarthWhere segments report revenue from Customer A; all of Customer B’s revenue is reported under the Storage Solutions segment.

	Accounts receivable		For the three months ended
	March 31,		March 31,
	2007	2006	2007	2006
Customer A	7.8%	11.4%	8.4%	4.8%
Customer B	5.6	12.0	4.7	21.1

Geographic Information

All of the Company’s assets are located in and all of the Company’s operating results are derived from operations in the United States.

NOTE 8 - INCOME TAXES

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 gives guidance regarding the recognition of a tax position based on a “more likely than not” recognition threshold; that is, evaluating whether the position is more likely than not of being sustained upon examination by the appropriate taxing authorities, based on the technical merits of the position. On January 1, 2007, the Company adopted FIN 48 and the adoption did not impact the Company’s financial condition, results of operations or cash flows.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the Internal Revenue Service and various state tax authorities.

At January 1, 2007, the Company had net deferred tax assets of approximately $45 million. The deferred tax assets are primarily comprised of federal and state tax net operating loss carryforwards (approximately 91% of the net deferred tax assets at January 1, 2007). Such carryforwards expire between 2009 and 2026. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. The Company carries a deferred tax valuation allowance equal to 100% of total net deferred assets. In recording this allowance, management has considered a number of factors, but chiefly, the Company’s recent history of sustained operating losses. Management has concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. A portion of the Company’s operating loss carryforwards that can be utilized in any one taxable year for federal tax purposes is limited by the ownership change resulting from the SANZ and Solunet Storage business combination in 2003. Future ownership changes could further limit the utilization of the Company’s net operating loss carryforwards.

The Company has not determined the amount of the annual limitation on operating loss carryforwards that can be utilized in a taxable year. Any operating loss carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Based on the 100% valuation allowance on the deferred tax assets, the Company does not anticipate that future changes in the Company’s unrecognized tax benefits will impact its effective tax rate.

The Company's policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties as of January 1, 2007 or March 31, 2007, and has not recognized interest and/or penalties in the statement of operations for the first quarter of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In many but not all cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negative of these terms or other similar expressions.  These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future, and are based on information available to us at this time. We assume no obligation to update any of these statements and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Actual events and results could differ materially from our expectations as a result of many factors, including those identified in this report. We urge you to review and consider those factors, and those identified from time to time in our reports and filings with the SEC, for information about risks and uncertainties that may affect our future results. All forward-looking statements we make after the date of this filing are also qualified by this cautionary statement and identified risks. Additional risk factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Annual Report on Form 10-K”) and its other reports filed with the SEC, to which reference should be made.

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

Results of Operations

Selected Consolidated Statements of Operations Data

The following table presents Consolidated Statements of Operations data for the three months ended March 31, 2007 and 2006 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Results of Operations for the Three Months Ended March 31, 2007
Compared to the Three Months Ended March 31, 2006

(In thousands, except for percentages)	For the three months ended March 31,				$ Change	% Change
	2007	% of rev	2006	% of rev	2006 - 2007	2006 - 2007
Revenue
Product sales and vendor supplied services	$5,855	68.5%	$11,158	78.2%	$(5,303)	(47.5)%
Consulting and engineering services	1,241	14.5	1,310	9.2	(69)	(5.3)
Maintenance services and contract fees	1,454	17.0	1,804	12.6	(350)	(19.4)
Total revenue	8,550	100.0	14,272	100.0	(5,722)	(40.1)

Gross Profit (% of respective revenue)
Product sales and vendor supplied services	1,156	19.7	2,362	21.2	(1,206)	(51.1)
Consulting and engineering services	455	36.7	483	36.9	(28)	(5.8)
Maintenance services and contract fees	529	36.4	662	36.7	(133)	(20.1)
Total gross profit	2,140	25.0	3,507	24.6	(1,367)	(39.0)

Operating expenses
Selling, engineering, general and administrative	4,910	57.4	4,358	30.6	552	12.7
Depreciation and amortization of intangibles	102	1.2	260	1.8	(158)	(60.8)
Total operating expenses	5,012	58.6	4,618	32.4	394	8.5

Loss from operations	(2,872)	(33.6)	(1,111)	(7.8)	(1,761)	158.5

Other income (expense)
Interest expense	(391)	(4.6)	(474)	(3.3)	83	(17.5)
Charge for change in estimated fair value of derivative financial instruments - Warrants	—	—	(4,018)	(28.2)	4,018	(100.0)
Other income (expense)	(18)	(0.2)	(14)	(0.1)	(4)	28.6

Net loss	(3,281)	(38.4)	(5,617)	(39.4)	2,336	(41.6)

Deemed dividend related to beneficial conversion feature of Series A Preferred Stock	—	—	(4,539)	(31.8)	4,539	(100.0)
Dividends accrued for holders of convertible Series A Preferred Stock	(104)	(1.2)	—	—	(104)	(100.0)

Net loss available to common stockholders	$(3,385)	(39.6)%	$(10,156)	(71.2)%	$6,771	(66.7)%

Revenue. Revenue from hardware/software sales decreased from the first three months of 2006 to the first three months of 2007 by approximately 48%. It is important to note that a significant percentage of our revenue continues to be project-based, and as such quarterly results may vary significantly.

Revenue from consulting and engineering services (“professional services”) decreased approximately 5% from the first three months of 2006 to the first three months of 2007, with a decrease in Storage Solutions professional services partially offset by an increase in EarthWhere professional services year on year. As a percentage of total revenue, revenue from professional services increased from 9.2% to over 14% of total revenue from the first three months of 2006 to the first three months of 2007.

Revenue from maintenance services and maintenance contract fees (“first call” maintenance services and the resale of vendor maintenance contracts) decreased by approximately 19% from the first three months of 2006 to the first three months of 2007, due primarily to lower product sales. Our maintenance renewal billings increased slightly year on year. The percentage of maintenance contract fees (which are reported net of cost of revenue) increased as compared to the percentage of maintenance services based on product mix.

Gross Profit and Margin. Gross profit for the three months ended March 31, 2007 decreased approximately 39% compared to the same period of the prior year. The $1.4 million year-on-year decrease in gross profit was primarily attributable to lower revenue. Our total gross margin increased slightly from 24.6% in the first three months of 2006 to 25.0% in the first three months of 2007, an increase which was primarily due to a combination of slightly lower gross margins on hardware, software and professional services partially offset by an overall higher percentage of professional services and maintenance revenue as compared to product sales. Gross margins on professional services and maintenance remained relatively flat year on year. As stated above, we continue to be a project-based business, and as a result, gross margins fluctuate from project to project, and, depending on mix, may fluctuate from quarter to quarter.

Operating Expenses. Operating expenses comprise selling, marketing, engineering, general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. For the three months ended March 31, 2007, SG&A expenses increased approximately 13% as compared to the same period of the prior year. This increase from 2006 is primarily the result of: (1) under-utilization of consulting and engineering resources in the Storage Solutions segment, partially offset by lower commissions expense due to lower gross profit year on year; (2) higher salary expense in the EarthWhere segment offset by increased utilization of billable engineers year on year; (3) approximately $400,000 of severance expense and recruitment fees related to the resignation and replacement of our CEO in March 2007, costs which were not incurred in the same period of 2006; (4) an increase in share-based compensation expense of $118,000 from the first quarter of 2006 to the first quarter of 2007, due primarily to significant option grants issued in May 2006 and January 2007.

Our average headcount for the first three months of 2007 was 128, of which 30 were in our EarthWhere segment, 79 in our Storage Solutions segment, and 19 in G&A personnel. This compares to an average headcount for the first three months of 2006 of 128, of which 28 were in our EarthWhere segment, 82 in our Storage Solutions segment and 19 in G&A.

Share-Based Compensation Expense. On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised) (“SFAS 123R”), “Share-Based Payment,” using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock over the remaining award service period.

Share-based compensation expense is included in SG&A expense. For the three months ended March 31, 2007, we recorded share-based compensation expense of $190,000 as compared to $72,000 for the three months ended March 31, 2006. The increase was primarily attributable to expense related to significant option grants made in May 2006 and January 2007.

Depreciation and Amortization. Depreciation and amortization of intangibles for the first three months of 2007 decreased as compared to 2006, due in part to the write-down of a trade name at December 31, 2006, the completion of amortization of certain intangible assets acquired as part of the Solunet Storage acquisition in 2003, as well as the full depreciation in 2006 of certain property and equipment acquired in 2003.

Interest Expense. Interest expense for the three months ended March 31, 2007 decreased approximately 18% as compared to the same period of 2006. The decrease is due to lower average borrowings in 2006, as a result of the decreased debt following the equity raised in the 2006 private placement described below under “—Liquidity and Capital Resources—Private Placement” and in Note 5 to our unaudited consolidated financial statements included in this report. The effect on interest expense due to the decrease in average borrowings was partially offset by higher interest rates, which increased on average by approximately 80 basis points in the first three months of 2007 as compared to the first three months of 2006. Average debt outstanding for the first three months of 2007 was $11.4 million as compared to $17.0 million for the first three months of 2006.

Charge for Change in Estimated Fair Value of Derivative Financial Instruments—Warrants. We estimated the fair value of the Warrants issued in the 2006 private placement as of March 31, 2006 in accordance with US GAAP, and the net change in the estimated fair value in the amount of approximately $4.0 million was recorded as a charge to the statement of operations for the three months ended March 31, 2006. See further discussion of the Warrants below under “—Liquidity and Capital Resources—Private Placement” and in Note 5 to our unaudited consolidated financial statements included in this report.

Deemed Dividend Related to Beneficial Conversion Feature of Convertible Series A Preferred Stock. As part of the 2006 private placement, we issued convertible Series A Preferred Stock, which contained a beneficial conversion feature, based on the difference between the closing price of our common stock and the effective conversion price of the convertible Series A Preferred Stock on the Closing Dates of the transaction. The beneficial conversion feature for the March 2006 closing was measured at approximately $4.5 million and recorded as a deemed dividend to preferred stockholders in the March 2006 quarter. The deemed dividend was included in the net loss available to common stockholders and the basic and diluted net loss per share calculation in the three months ended March 31, 2006. See further discussion of the 2006 private placement below under “—Liquidity and Capital Resources—Private Placement” and in Note 5 to our unaudited consolidated financial statements included in this report.

Dividends Accrued for Holders of Convertible Series A Preferred Stock. The convertible Series A Preferred Stock issued in the 2006 private placement carries a 3% cumulative dividend, payable in shares of our common stock. Dividends are required to be declared and authorized by our board of directors on each July 31 and January 31 anniversary, beginning on July 31, 2006. For the three months ended March 31, 2007, we recorded dividends payable in the form of shares of our common stock in the amount of approximately $104,000, which included 1.2 million shares declared on January 31, 2006 and an additional amount for the period from February 1 to March 31, 2007. See further discussion of the 2006 private placement under “—Liquidity and Capital Resources—Private Placement” and in Note 5 to our unaudited consolidated financial statements included in this report.

Segment Information

We currently operate and report in two business segments—Storage Solutions and EarthWhere. Following is a summary of segment data for the three months ended March 31, 2007 and 2006.

Storage Solutions	For the three months ended March 31,
(in thousands)	2007	2006
Net revenue
Product sales and vendor supplied services	$5,763	$11,032
Consulting and engineering services	761	1,161
Maintenance services and contract fees	1,366	1,746
Total net revenue	7,890	13,939

Gross Profit	1,994	3,336
Gross margin percentage	25.3%	23.9%
Segment loss from operations	(1,815)	(26)

EarthWhere	For the three months ended March 31,
(in thousands)	2007	2006
Net revenue
EarthWhere licenses and services	$593	$276
Other hardware and software	67	57
Total net revenue	660	333

Gross Profit	146	170
Gross margin percentage	22.1%	51.1%
Segment loss from operations	(805)	(886)

EarthWhere revenue increased approximately 98% from the first quarter of 2006 to the first quarter of 2007, primarily due to the increased professional services sales in the EarthWhere segment. The decrease in gross margin and gross profit in the EarthWhere segment from 2006 to 2007 is primarily due to the amortization of capitalized software costs, which increased from $58,000 in the first three months of 2006 to $106,000 in the first three months of 2007, an increase attributable to the amortization of EarthWhere version 4.1 which began in April 2006.

Liquidity and Capital Resources

Liquidity

Our unaudited consolidated financial statements as presented in Part I—Item 1 of this report have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, we have incurred substantial losses from operations since inception and have incurred a net loss of $33.0 million for the year ended December 31, 2006, which included non-cash charges of $22.3 million for goodwill and intangible asset impairments, and a net loss of $3.3 million for the three months ended March 31, 2007. In addition, as of March 31, 2007, we have negative working capital (current liabilities in excess of current assets) of $11.3 million. Accordingly, as of March 31, 2007, the recoverability of a major portion of the recorded asset amounts, including goodwill, is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. These factors raise substantial doubt about our ability to continue as a going concern.

Ongoing concerns about our financial condition could impact our dealings with third parties, such as customers, suppliers and creditors, and the continuation of such concerns could have a material adverse effect on our business and results of operations in the future. Future liquidity issues could prevent us from making timely payments to our suppliers which could restrict our ability to obtain products and meet our customers’ demands, which could materially and adversely impact our revenue, results of operations and financial condition, our competitive position in our markets, and possibly our ability to continue operations.

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

Assuming continuation of our current credit facilities with Wells Fargo , Harris and Sun Capital II, current business trends and supplier relations, we believe that our liquidity sources are adequate to fund our operations, assuming that we operate at current gross profit levels and that Sun Capital II continues to provide us with liquidity as they have done historically. However, there can be no assurance that we will operate at sufficient gross profit levels or that Sun Capital II will continue to provide us with liquidity, in which case it would be necessary to further cut costs, raise additional debt or equity capital, or sell assets. If we do seek to raise debt or equity capital, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid further cost-cutting.

Wells Fargo Line of Credit

As of March 31, 2007, we had $2.2 million of undrawn availability on our borrowing facility among SANZ Inc., Solunet Storage and Wells Fargo Bank, National Association (“Wells Fargo”). Our ability to borrow under the Wells Fargo facility is subject to maintaining our accounts receivable balance at current levels, as well as complying with the financial covenants under the borrowing facility. If we are unable to comply with these financial covenants, the facility could cease to be available to us.

On April 2, 2007, we and Wells Fargo executed an amendment to the current facility, which extended its duration through May 2010. On April 13, 2007, we obtained a waiver of default from Wells Fargo waiving the event of default that would have resulted under the facility as a result of the “going concern” explanatory paragraph on our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2006. Our borrowing rate on this facility at March 31, 2007 was prime plus 5.0%, or 13.25%. As part of the amendment executed on April 2, 2007, this rate was decreased to prime plus 3.0% effective April 1, 2007. This rate is subject to potential decreases, as permitted by Wells Fargo, based on SANZ Inc. and its subsidiary, Solunet Storage, Inc., achieving certain financial thresholds during 2007. As of the date of this filing, we were in compliance with all covenants under the Wells Fargo facility.

Harris 2006 Facility

On October 27, 2006, we entered into a revolving credit facility (the “Harris 2006 Facility”) in the amount of $1.5 million with Harris N.A. (“Harris”). Borrowings under the Harris 2006 Facility bear interest at prime and are payable upon demand by Harris. We obtained this facility to provide additional working capital. As a condition precedent to obtaining the Harris 2006 Facility, Sun Capital Partners II, LP (“Sun Capital II”), an affiliate of our majority shareholder, Sun Solunet, LLC (“Sun Solunet”), entered into an ongoing guaranty of the debt incurred by us under this facility.

On March 13, 2007 and March 23, 2007, we increased our borrowing availability with Harris through amendments to the Harris 2006 Facility in the amounts of $1.5 million and $1.5 million, respectively. The $3 million of available borrowings under these amendments was for additional working capital, and was secured by cash collateral posted by Sun Capital II. As of March 31, 2007, we had $4.5 million borrowings outstanding under the Harris 2006 Facility.

Sun Capital II Credit Agreement

We expect to enter into a new credit facility with Sun Capital II (the “Sun 2007 Loan”) for up to $10 million in May of 2007. The expected terms of the Sun 2007 Loan are described in the remainder of this paragraph. The proceeds of the initial borrowing under the Sun 2007 Loan will be used for working capital purposes and to pay off the amount owed of $4.5 million plus accrued interest on the Harris 2006 Facility. After the initial borrowing, additional borrowings under the facility are permitted only at the sole discretion of Sun Capital II. Our borrowings under the Sun 2007 Loan will be evidenced by a demand note. The Sun 2007 Loan will be unsecured and bear interest at 15% per annum, which interest is payable upon termination of the Sun 2007 Loan. Unless Sun Capital II demands payment earlier, the Sun 2007 Loan will be payable in full by us in May of 2012.

Sun Solunet Credit Facility and Sun Term Loan

Effective March 2, 2006, as part of the March 2006 closing of the 2006 private placement described below under “—Liquidity and Capital Resources—Private Placement,” Sun Solunet converted $8.0 million of its loan to us (the “Sun Loan”) into units in the 2006 private placement as described below under “—Liquidity and Capital Resources—Private Placement” and in Note 5 to our unaudited consolidated financial statements included in this report, and we paid down $1.0 million of the Sun Loan. On April 19, 2006, we and Sun Solunet executed an amendment to the Sun Loan agreement, which reduced the loan balance from $13.0 million to $5.0 million and modified the loan from a revolving line of credit to a term loan (the “Sun Term Loan”) maturing on March 2, 2009. The parties agreed that Sun Solunet had no additional lending obligation to us under the credit facility. Also as part of the new agreement, we were no longer obligated to issue debt guaranty warrants to Sun Solunet. This amendment formalized the agreement with respect to the Sun Loan that had been previously made in the Credit Support Termination Agreement on March 2, 2006. This loan bears interest at prime plus 1.0% (9.25% at March 31, 2007) and all interest accrues and is payable on the maturity date. As of March 31, 2007, we had $5.0 million in principal and $795,000 of accrued interest due to Sun Solunet on the Sun Term Loan.

Private Placement

On March 2, April 18 and May 4, 2006, we completed three closings of a private placement transaction exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation D promulgated thereunder (the “2006 private placement”) with third-party investors, our executive management and Sun Solunet. We raised approximately $12.3 million, comprised of $4.3 million of cash, net of placement agent and legal fees of approximately $784,000, and Sun Solunet converted $8.0 million of the Sun Loan (as defined below) to equity. We repaid $1.0 million of the outstanding Sun Loan to Sun Solunet, and the remaining $5.0 million of outstanding debt on the Sun Loan was converted to the Sun Term Loan, bearing interest at prime plus 1.0%. We used the net cash proceeds of approximately $4.3 million from the 2006 private placement for general working capital needs and funding our operating loss for the year ended December 31, 2006. In consideration for the net proceeds of approximately $12.3 million, we issued a total of 277.6 units, each unit consisting of:

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

Liquidated Damages Due to Related Parties and Outside Investors

On December 8, 2006, we issued an unsecured promissory note (collectively, the “2006 private placement promissory notes”) to each of the investors in the 2006 private placement that was a party to the 2006 settlement agreement for the payment of the Liquidated Damages to such investor. We were obligated to pay liquidated damages to each investor in the 2006 private placement as a result of our failure to register the underlying shares of common stock related to the securities sold in the 2006 private placement within 150 days of each closing of the 2006 private placement. The terms of each 2006 private placement promissory note are: (1) payment in cash, or, at the option of the investor, in shares of our common stock (the terms of any issuance of common stock to be mutually agreed upon by the us and the investor); (2) payable 15 months from the date of issuance and (3) interest accrues at a rate of 12% per annum and is due and payable as specified in (2) above. As of March 31, 2007, we had $785,000 and $382,000 due under these notes to related parties and outside investors, respectively.

Cash and Cash Flows

Our cash and cash equivalents were -0- as of December 31, 2006 and March 31, 2007. For the three months ended March 31, 2007, net cash provided by operating activities was $1.4 million. Our significant source of cash from operations for the three months ended March 31, 2007 was a decrease in accounts receivable of $8.2 million, partially offset by a decrease in accounts payable of $4.3 million and the net loss incurred for the period of $3.3 million less $208,000 in depreciation and amortization and less a $190,000 non-cash expense for share-based compensation.

Cash used in investing activities for the first three months of 2007 was comprised of purchases of equipment of $31,000 and capitalized software costs of $277,000.

Cash used in financing activities for the first three months of 2007 consisted of net borrowings of $3.0 million on our Harris 2006 Facility and net payments of $4.1 million on our Wells Fargo facility due to the timing of our working capital needs and the decrease in our accounts receivable borrowing base during the period.

Capital Resources

We anticipate our capital expenditures for property and equipment for 2007 to be approximately $300,000 for the year. In addition, we will continue to capitalize the development of our EarthWhere software products, which we anticipate will be approximately $250,000 per quarter for 2007. We expect to fund these capital expenditures from our Wells Fargo and Harris credit facilities.

Contractual Obligations

As previously disclosed in our periodic reports, Mr. Jenkins resigned as our Chief Executive Officer, President and Chairman on March 12, 2007. In connection therewith, Mr. Jenkins and SANZ entered into a separation and general release agreement (the “Separation Agreement”) dated March 12, 2007 and effective on May 11, 2007 (the “Separation Date”). Pursuant to the Separation Agreement, Mr. Jenkins remains our employee (with the same base salary and benefits) until the Separation Date. Thereafter, subject to the satisfaction of certain conditions, Mr. Jenkins is entitled to 12 months of severance payments and benefits equal to his base salary and benefits that were in effect prior to his resignation. Our board of directors, including our compensation committee, also extended the vesting period of options to purchase 1,100,000 shares (275,000 of which were unvested) of our common stock at an exercise price of $0.40 per share issued under our 2003 Stock Option Plan until the Separation Date. Our board, including our compensation committee, also extended the exercise period on these options as well as options to purchase 500,000 shares of our common stock at an exercise price of $0.29 per share granted under our 2001 Stock Option Plan held by Mr. Jenkins that have vested as of the Separation Date to May 11, 2008. Based on the Separation Agreement, we recorded a severance charge in the amount of $295,000 as of March 31, 2007.

In March 2007, we executed the renewal of our office lease in Campbell, California. The new lease is for thirty-seven months, beginning June 1, 2007 through June 30, 2010, and the monthly rent of approximately $5,400 represents a total commitment over the three years of approximately $195,000.

Our other significant change in contractual obligations, excluding bank debt obligations, during the first three months of 2007 was the classification of the 2006 investor promissory notes from long-term to current (due March 2008).

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP. The accounting policies most fundamental to understanding our financial statements are those relating to recognition of revenue, to our use of estimates, to the capitalization of software development costs, to the accounting for derivative financial instruments and those relating to the impairment testing of goodwill and intangible assets. For a detailed discussion on the application of these accounting policies, see Note 3 to our 2006 Annual Report on Form 10-K.

Recent Accounting Pronouncements

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, ‘Accounting for Income Taxes’” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation gives guidance regarding the recognition of a tax position based on a “more likely than not” recognition threshold; that is, evaluating whether the position is more likely than not of being sustained upon examination by the appropriate taxing authorities, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this pronouncement did not have a material impact on our consolidated financial statements. See further discussion in Note 8 to our unaudited consolidated financial statements included in this report.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We will be required to adopt SFAS 157 effective for the fiscal year beginning January 1, 2008. Management is currently evaluating the potential impact of adopting SFAS 157 on our financial statements.

In June 2006, the FASB ratified EITF Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. We adopted this pronouncement on January 1, 2007 and present all taxes on a net basis.

We have considered all other recently issued accounting pronouncements and do not believe that the adoption of such pronouncements will have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on our outstanding bank debt. At March 31, 2007, we had $11.6 million in variable, prime rate based bank debt. At March 31, 2007, the Sun Term Loan of $5.0 million bore interest at the rate of prime plus 1.0% (or 9.25%), the Harris 2006 facility of $4.5 million bore interest at prime (or 8.25%) and our Wells Fargo line of credit of $2.1 million bore interest at the rate of prime plus 5.0% (or 13.25%). At March 31, 2007, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $116,000 on an annualized basis, assuming estimated borrowing amounts of $5.0 million for the Sun Term Loan, $4.5 million for the Harris 2006 facility and $2.1 million for Wells Fargo. Currently, we do not utilize interest rate swaps or other types of financial derivative instruments.

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

Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.01
Harris Loan Authorization Agreement, dated as of March 13, 2007 between SAN Holdings, Inc. and Harris N.A. Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on March 15, 2007.

10.02
Harris Loan Authorization Agreement, dated as of March 27, 2007 between SAN Holdings, Inc. and Harris N.A. Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on March 27, 2007.

10.03
Twelfth Amendment to Credit and Security Agreement, dated as of March 29, 2007, by and among SANZ Inc., Solunet Storage, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. Incorporated by reference to the Company’s 2006 Annual Report on Form 10-K filed on April 17, 2007.

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

SAN Holdings, Inc. (Registrant)

Date: May 15, 2007	By:	/s/ Todd A. Oseth
Todd A. Oseth, Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Robert C. Ogden
Robert C. Ogden, Chief Financial Officer (Principal Financial and Accounting Officer)