Form 10-Q
period 2007-06-30
SAN HOLDINGS INC
filed 2007-08-16
CIK 799097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 10, 2007, 3,902,595 shares of the registrant’s common stock, no par value per share, were outstanding.

SAN Holdings, Inc.

TABLE OF CONTENTS

Part I: FINANCIAL INFORMATION

Part II: OTHER INFORMATION

Part I. Financial Information

Item 1. Financial Statements

SAN Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net of allowance for doubtful accounts of $130 and $143, respectively	8,825	15,384
Inventories, net of valuation allowance of $34 and $6, respectively	35	234
Deferred maintenance contracts	1,394	1,865
Prepaid expenses and other current assets	421	644
Assets of discontinued operations (Note 7)	543	2,818
Total current assets	11,218	20,945

Property and equipment, net	290	352
Intangible assets, net	591	651
Other assets	196	207
Total long-term assets	1,077	1,210

TOTAL ASSETS	$12,295	$22,155

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Balance Sheets—continued
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Line of credit - Wells Fargo Bank, National Association	$2,605	$6,203
Line of credit - Sun Capital Partners II, LP- related party	7,696	-
Line of credit - Harris N.A.	-	1,500
Accounts payable	7,960	12,191
Accrued expenses	2,675	2,438
Deferred revenue	1,887	2,867
Notes payable - related parties	807	-
Notes payable - outside investors	393	-
Total current liabilities	24,023	25,199

Long-term debt - Sun Solunet, LLC - related party	5,912	5,680
Long-term notes payable - related parties	-	762
Long-term notes payable - outside investors	-	372
Total liabilities	29,935	32,013

Commitments and contingencies (Note 2)

Stockholders’ deficit
Preferred stock; no par value; 10,000,000 shares authorized; Series A, 3% cumulative convertible preferred stock, 400 shares designated and 274.5 and 277.6 shares issued and outstanding, respectively, (liquidation preference of $12,900 and $13,055, respectively) (Note 5)	8,999	9,078
Common stock; no par value, 400,000,000 shares authorized; 3,902,554 and 3,832,534 shares issued and outstanding, respectively	33,202	32,917
Warrants and stock options	20,299	20,287
Accumulated deficit	(80,140)	(72,140)
Total stockholders’ deficit	(17,640)	(9,858)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,295	$22,155

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Product sales and vendor supplied services	$9,203	$10,792	$14,966	$21,825
Consulting and engineering services	1,067	1,019	1,828	2,180
Maintenance services and maintenance contract fees	1,335	1,652	2,701	3,397
Total revenue	11,605	13,463	19,495	27,402

Cost of revenue
Product sales and vendor supplied services	7,644	8,579	12,180	17,301
Consulting and engineering services	713	640	1,211	1,379
Maintenance services and maintenance contract fees	791	1,121	1,654	2,263
Total cost of revenue	9,148	10,340	15,045	20,943

Gross profit	2,457	3,123	4,450	6,459

Operating expenses
Selling, engineering, general and administrative	3,602	3,840	7,833	7,443
Depreciation and amortization of intangibles	79	175	163	367
Total operating expenses	3,681	4,015	7,996	7,810

Loss from operations	(1,224)	(892)	(3,546)	(1,351)

Other income (expense)
Interest expense
Related parties	(305)	(146)	(480)	(409)
Bank and other	(154)	(145)	(370)	(356)
Total interest expense	(459)	(291)	(850)	(765)

Benefit (charge) for change in estimated fair value of derivative financial instruments - Warrants - related parties (Note 5)	-	1,191	-	(1,786)
Benefit for change in estimated fair value of derivative financial instruments - Warrants - outside investors (Note 5)	-	1,510	-	469
Charge for fair value of Warrants in excess of net cash proceeds (Note 5)	-	(924)	-	(924)
Other income (expense)	(3)	-	(21)	(14)

Net income (loss) from continuing operations	$(1,686)	$594	$(4,417)	$(4,371)

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Operations —continued
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Loss from discontinued operations (Note 7):
Loss from operations	(616)	(928)	(1,166)	(1,580)
Impairment of assets of discontinued operations	(2,211)	-	(2,211)	-

Net loss before dividends accrued and deemed dividend	(4,513)	(334)	(7,794)	(5,951)

Dividends accrued for holders of convertible Series A Preferred Stock (Note 5)	(102)	-	(206)	-

Deemed dividend related to beneficial conversion feature of convertible Series A Preferred Stock (Note 5)	-	-	-	(4,539)

Net loss available to common stockholders	$(4,615)	$(334)	$(8,000)	$(10,490)

Net income (loss) per common share for continuing operations
Basic	$(0.38)	$0.13	$(0.98)	$(1.92)
Diluted	$(0.38)	$0.07	$(0.98)	$(1.92)

Net loss per common share for discontinued operations
Basic	$(0.60)	$(0.20)	$(0.71)	$(0.34)
Diluted	$(0.60)	$(0.11)	$(0.71)	$(0.34)

Net loss per common share
Basic	$(0.97)	$(0.07)	$(1.69)	$(2.26)
Diluted	$(0.97)	$(0.04)	$(1.69)	$(2.26)

Weighted average shares outstanding
Basic	4,749,171	4,635,205	4,727,125	4,635,205
Diluted	4,749,171	8,193,329	4,727,125	4,635,205

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,794)	$(5,951)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of assets of discontinued operations	2,211	-
Depreciation and amortization	377	649
Share-based compensation	12	154
Charge for change in estimated fair value of derivative financial instruments - Warrants - related parties (Note 5)	-	1,786
Benefit for change in estimated fair value of derivative financial instruments - Warrants - outside investors (Note 5)	-	(469)
Charge for fair value of Warrants in excess of net cash proceeds	-	924
Changes in operating assets and liabilities:
Accounts receivable	6,559	4,128
Inventories	199	155
Deferred maintenance contracts	471	174
Prepaid expenses and other current assets	223	(374)
Other assets	(4)	(24)
Accounts payable	(4,231)	436
Accrued expenses	665	87
Deferred revenue	(803)	(135)
Net cash provided by (used in) operating activities	(2,115)	1,540

Cash flows from investing activities:
Purchase of property and equipment, net	(48)	(233)
Capitalized software costs	(306)	(416)
Net cash used in investing activities	(354)	(649)

Cash flows from financing activities:
Issuance of convertible Series A Preferred Stock, net of issuance costs	-	4,271
Net payments on line of credit - Wells Fargo Bank, National Association	(3,598)	(5,168)
Borrowings on line of credit - Sun Capital Partners II, LP	7,567	-
Net payments on line of credit - Harris N.A.	(1,500)	-
Net cash provided by (used in) financing activities	2,469	(897)

Net decrease in cash and cash equivalents	-	(6)

Cash and cash equivalents at beginning of period	-	6

Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of other cash flow information:
Interest paid	$436	$441

The accompanying notes are an integral part of the consolidated financial statements.

SAN Holdings, Inc.
Consolidated Statements of Cash Flows—continued
(Unaudited)
(In thousands)

	Six months ended June 30,
	2007	2006

Supplemental disclosure of non-cash investing and financing activities:

Dividends accrued for holders of convertible Series A Preferred Stock	$206	$-
Conversion of Series A Preferred Stock to common stock	79	-
Deemed dividend related to beneficial conversion feature of convertible Series A Preferred Stock		4,539
Conversion of Sun Solunet, LLC debt to convertible Series A Preferred Stock	-	8,000
Allocation of proceeds from convertible Series A Preferred Stock to Warrants issued to: - Sun Solunet, LLC and management - related parties	-	4,465
- outside investors	-	4,191

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

On August 6, 2007, the Company sold certain tangible and intangible assets relating to and comprising the EarthWhere division of the Company to SPADAC, Inc. (“SPADAC”) all pursuant to an Asset Purchase Agreement dated as of August 6, 2007 (the “Purchase Agreement”). Under the terms of the Purchase Agreement, SPADAC purchased such assets for $600,000.

The Company considered Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), and determined that the EarthWhere assets met the criteria for assets classified as “held for sale” beginning in the second quarter of 2007. Based on this classification, the Company evaluated the fair value of the assets held for sale and determined that the fair value was equal to the net proceeds from the transaction after selling costs, or approximately $0.5 million. The Company recorded an impairment charge in the amount of $2.2 million, in the quarter ended June 30, 2007, as a charge to “Impairment of assets of discontinued operations” in the consolidated statements of operations. The impairment charge includes an estimate of direct costs associated with the transaction.

In addition, the Company considered paragraphs 41- 44 of SFAS 144 and determined that the EarthWhere business segment should be reported in discontinued operations beginning in the second quarter of 2007. Revenues, operating costs and expenses for the discontinued operations of EarthWhere, which formerly comprised the EarthWhere segment, have been excluded from the Company’s results from continuing operations for all periods presented herein. Consequently, the financial results of EarthWhere are presented in the Company’s consolidated statements of operations in a single line item entitled “Loss from discontinued operations” and the related assets are presented in the consolidated balance sheets as of June 30, 2007 and December 31, 2006 in a line item entitled “Assets of discontinued operations.” See Note 7 for further discussion.

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

Reverse Stock Split

On June 29, 2007 (the “Effective Date”) the Company effected a reverse stock split of its common stock, no par value per share (the “Common Stock”), whereby each twenty-five (25) shares of Common Stock, issued and outstanding, immediately prior to the Effective Date was reclassified and changed into one (1) fully-paid and nonassessable share of Common Stock (the “Reverse Split”). No fractional shares were issued under the Reverse Split, and each fractional share that would have been issued as a result of the Reverse Split was rounded up to the nearest whole share.
The Reverse Split was approved by the Board of Directors of the Company on May 17, 2006, and by a majority of the Company’s shareholders at the Company’s annual meeting of shareholders held on July 28, 2006. The Reverse Split did not alter the par value of the Common Stock, or modify any voting rights or other terms of the Common Stock and did not require an amendment to the Company’s Articles of Incorporation under Colorado law. All historical share amounts, common stock prices and common stock price per share data contained in this report have been restated to reflect the Reverse Split.

NOTE 2 - FINANCIAL CONDITION AND DEBT

The accompanying consolidated financial statements have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended December 31, 2006, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” explanatory paragraph resulted from, among other things, the substantial losses from operations we have incurred since inception, our liquidity position and net losses of $33.0 million for the year ended December 31, 2006, which included non-cash charges of $22.3 million for goodwill and intangible asset impairments. In addition, we had a net loss of $7.8 million, which included an impairment of assets of discontinued operations of our EarthWhere division in the amount of $2.2 million, for the six months ended June 30, 2007 and, as of June 30, 2007, we had negative working capital (current liabilities in excess of current assets) of $12.8 million. Accordingly, as of June 30, 2007, the recoverability of a major portion of the recorded asset amounts is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Wells Fargo Line of Credit

As of June 30, 2007, the Company had $3.8 million of undrawn availability on the borrowing facility among SANZ Inc., Solunet Storage and Wells Fargo Bank, National Association (“Wells Fargo”). Our ability to borrow under the Wells Fargo facility is subject to the amount of our accounts receivable balance, as well as complying with the financial covenants under the borrowing facility. If we are unable to comply with these financial covenants, the facility could cease to be available to us.

On April 2, 2007, the Company and Wells Fargo executed an amendment to the current facility, which extended its duration through May 2010. On April 13, 2007, we obtained a waiver of default from Wells Fargo waiving the event of default that would have resulted under the facility as a result of the “going concern” explanatory paragraph on our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2006. Our borrowing rate on this facility at June 30, 2007 was prime plus 3.0%, or 11.25%. This rate is subject to potential decreases, as permitted by Wells Fargo, based on SANZ Inc. and its subsidiary, Solunet Storage, Inc., achieving certain financial thresholds during 2007. As of the date of this filing, the Company was in compliance with all covenants under the Wells Fargo facility.

On August 6, 2007, the Company and Wells Fargo executed an amendment to the current facility, which, among other things, granted Wells Fargo’s consent to the Company regarding the sale of the EarthWhere assets. As part of the amendment, the proceeds of sale are to be used to pay down the Wells Fargo facility.

Harris 2006 Facility

On October 27, 2006, the Company entered into a revolving credit facility (the “Harris 2006 Facility”) in the amount of $1.5 million with Harris N.A. (“Harris”). Borrowings under the Harris 2006 Facility bore interest at prime and were payable upon demand by Harris. The purpose of obtaining this facility was to provide additional working capital to the Company and its subsidiaries. As a condition precedent to obtaining the Harris 2006 Facility, Sun Capital Partners II, LP (“Sun Capital II”), an affiliate of our majority shareholder, Sun Solunet, LLC (“Sun Solunet”), entered into an ongoing guaranty of the debt incurred by the Company under this facility.

On March 13, 2007 and March 23, 2007, the Company increased its borrowing availability with Harris through amendments to the Harris 2006 Facility in the amounts of $1.5 million and $1.5 million, respectively. The $3 million of available borrowings under these amendments was for additional working capital, and was secured by cash collateral posted by Sun Capital II. The Company terminated this credit facility and paid off all amounts owed on May 16, 2007 as described below.

Sun Capital II Credit Agreement

On May 16, 2007, the Company entered into a credit facility with Sun Capital II (the “Sun 2007 Loan”) for up to $10 million. The proceeds of the initial borrowing under the Sun 2007 Loan were used for working capital purposes and to pay off the amount owed of $4.5 million plus accrued interest of $67,000 on the Harris 2006 Facility. Additional borrowings on the Sun 2007 Loan are permitted only at the sole discretion of Sun Capital II. As of June 30, 2007, the Company had borrowed $7.7 million, including accrued interest of $129,000, under this credit facility. The Sun 2007 Loan is unsecured and bears interest at 15% per annum, which interest is payable upon termination. Borrowings under the Sun 2007 Loan are evidenced by a demand note. Unless Sun Capital II demands payment earlier, the Sun 2007 Loan is payable in full in May 2012.

Sun Term Loan

On April 19, 2006 and as part of the Private Placement (as defined and described in Note 5), the Company and Sun Solunet executed a $5 million, three-year term loan (“Sun Term Loan”), which matures in March 2009. The Sun Term Loan bears interest at prime plus 1.0% (9.25% at June 30, 2007) and all interest accrues and is payable on the maturity date. As of June 30, 2007, the Company had $5.0 million in principal and $912,000 of accrued interest due on the Sun Term Loan.

Other Financing

The Company purchases more than half of its products from Avnet, Inc. (“Avnet”). If Avnet were to cease to sell to us on trade credit terms, the Company would need to accelerate payments to Avnet, creating additional demands on its cash resources, or the Company would need to find other sources for those goods. Management believes that other suppliers could provide these goods; however, a change in suppliers could cause delays in shipments and a possible loss of sales, which would affect operating results adversely.

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

NOTE 3 - SHARE-BASED COMPENSATION

On January 4, 2007, the compensation committee of our board of directors approved the grant of approximately 245,000 stock options to certain of the Company’s officers and employees with an exercise price of $5.00 per share and an expiration date of 10 years from the date of grant under the “Amended and Restated 2003 Stock Option Plan” (the “2003 Stock Option Plan”), vesting 25% per year over four years.

The Company recorded an expense (credit) related to share-based compensation for the three and six months ended June 30, 2007 and 2006 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006

Share-based compensation of continuing operations	$(145)	$69	$10	$129
Share-based compensation of discontinued operations	(33)	13	2	25

Total share-based compensation	$(178)	$82	$12	$154

In our calculation of share-based compensation for the three months ended June 30, 2007, we estimated forfeitures at 30% annually based on recent trends related to employee turnover and the market price of the Company’s common stock. The Company considers revisions to its assumptions in estimating forfeitures on an ongoing basis. Additionally, we adjust for actual forfeitures at the end of the vesting period for each tranche of options. We estimated the expected term of options using the “simplified method” as discussed in SAB 107, that is, the arithmetic mean of the weighted vesting period and contractual life, or 6.25 years. We used the Black-Scholes option pricing model, as we believe this model best reflects the Company’s historical option exercise patterns, with the following weighted-average assumptions:

Six months ended June 30, 2007

Expected dividend yield	0%
Expected volatility	67.08%
Expected term	6.25 years
Risk-free interest rate	4.65%

The weighted average grant date fair value of options granted was $3.27 per share for the six months ended June 30, 2007.

The Company’s policy is to issue new shares upon the exercise of stock options. At June 30, 2007, the total number of shares of common stock authorized for awards of stock options under the Company’s 2000 Stock Option Plan, 2001 Stock Option Plan and 2003 Stock Option Plan could not exceed 31.5 million shares. On August 8, 2007, the board of directors of the Company approved the revision of the total number shares of common stock authorized for awards of stock options to reflect the Reverse Split, resulting in a total of 1.26 million shares of common stock authorized for awards of stock options under the Company’s three stock option plans as of August 8, 2007.

The following table summarizes option activity for the three stock option plans for the six months ended June 30, 2007 (option share data in thousands):

	# of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
For the six months ended June 30, 2007
Outstanding at January 1, 2007	502	$11.61
Granted	245	5.00
Exercised	-	-
Forfeited or expired	(239)	7.32
Outstanding at June 30, 2007	508	$10.44	7.7 years	$-
Vested and exercisable at June 30, 2007	220	$13.56	5.4 years	$-

The total fair value of options vested during the six months ended June 30, 2007 and 2006 was $381,000 and $320,000, respectively. The total compensation cost related to nonvested options not yet recognized at June 30, 2007 was $1.3 million and the weighted-average period over which this expense is expected to be recognized is approximately 3.4 years.

NOTE 4 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“basic EPS”) is based on the weighted average number of common shares outstanding. In addition to common shares outstanding, and in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS 128”), any shares issuable for little or no cash consideration are considered outstanding shares and included in the calculation of weighted average number of common shares. Accordingly, for the three and six months ended June 30, 2007 and 2006, the weighted average number of common shares outstanding included 802,671 shares, issuable under outstanding debt guaranty warrants that were immediately exercisable at $0.025 per share, and that are held by our majority shareholder, Sun Solunet.

Also included in the calculation of weighted average number of common shares for the three months and six months ended June 30, 2007 are common stock dividends of approximately 48,000 shares declared to holders of the Company’s Series A Preferred Stock (as defined below) on January 31, 2007.

Diluted earnings (loss) per share (“diluted EPS”) is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares.

For the three and six months ended June 30, 2007 basic and diluted EPS from continuing operations included $102,000 and $206,000, respectively, of dividends accrued for holders of convertible Series A Preferred Stock. For the six months ended June 30, 2006, basic and diluted EPS from continuing operations included $4.5 million of a deemed dividend related to the beneficial conversion feature of the convertible Series A Preferred Stock.

Following is a reconciliation of basic and diluted EPS:

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2007	2006	2007	2006

Numerator:
Net income (loss) from continuing operations	$(1,686)	$594	$(4,417)	$(4,371)
Dividends accrued for holders of convertible Series A Preferred Stock	(102)	-	(206)	-
Deemed dividend related to beneficial conversion feature of convertible Series A Preferred Stock	-	-	-	(4,539)
Net income (loss) from continuing operations available to common stockholders	(1,788)	594	(4,623)	(8,910)
Net loss from discontinued operations	(2,827)	(928)	(3,377)	(1,580)
Net loss available to common stockholders	$(4,615)	$(334)	$(8,000)	$(10,490)

Denominator:
Weighted average common shares for basic EPS	4,749,171	4,635,205	4,727,125	4,635,205
Dilutive impact of common stock equivalents outstanding:
Stock options and warrants (1)	-	28,749	-	-
Convertible Series A Preferred Stock	-	3,529,375	-	-
Weighted average common shares for diluted EPS	4,749,171	8,193,329	4,727,125	4,635,205

Basic EPS
Net income (loss) from continuing operations available to common stockholders	$(0.38)	$0.13	$(0.98)	$(1.92)
Net loss from discontinued operations	(0.60)	(0.20)	(0.71)	(0.34)
Net loss available to common stockholders	$(0.97)	$(0.07)	$(1.69)	$(2.26)

Diluted EPS
Net income (loss) from continuing operations available to common stockholders	$(0.38)	$0.07	$(0.98)	$(1.92)
Net loss from discontinued operations (2)	(0.60)	(0.11)	(0.71)	(0.34)
Net loss available to common stockholders (2)	$(0.97)	$(0.04)	$(1.69)	$(2.26)

(1)
In addition to the options and warrants included in the computation of diluted EPS for continuing operations for the second quarter of 2006, additional options and warrants to purchase 4.5 million shares of common stock were outstanding during the second quarter of 2006 but were not included in the computation of diluted EPS because the options’ and warrants’ exercise price was greater than the average market price of the common shares.

(2)
In accordance with SFAS 128, the Company has used income from continuing operations (adjusted for preferred dividends) as the “control number” in determining whether potential common shares are dilutive or antidilutive. That is, the same number of potential common shares used in computing the diluted per-share amount for income from continuing operations was used in computing all other reported diluted per-share amounts for the second quarter of 2006 even though those amounts were antidilutive to their respective basic per-share amounts.

Convertible Series A Preferred Stock, warrants and options outstanding to purchase an aggregate of 8.1 million and 8.4 million shares of common stock as of June 30, 2007 and 2006, respectively, have been excluded from the diluted share calculations for the three-month period ending June 30, 2007 and the six-month periods ending June 30, 2007 and 2006, respectively, as they were antidilutive as a result of the net losses incurred for those periods. Accordingly, basic shares equal diluted shares for those periods.

NOTE 5 - PRIVATE PLACEMENT

On March 2, 2006, April 18, 2006 and May 4, 2006 (the “Closing Dates”), the Company completed three closings of a private placement transaction exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”) pursuant to Section 4(2) of the 1933 Act and Regulation D promulgated thereunder (the “Private Placement”), dated and effective as of February 28, 2006, April 18, 2006 and May 4, 2006, respectively, with third-party investors, Company executive management (collectively, the “Purchasers”) and Sun Solunet, its majority shareholder. In consideration for net proceeds of approximately $12.3 million, comprised of $4.3 million of cash, net of placement agent and legal fees of approximately $784,000, and the conversion of $8.0 million of $14.0 million of the Sun Loan, as assignee of Harris, the Company issued a total of 277.6 units (“Units”), each Unit consisting of:

(a) one share of the Company’s newly designated convertible series A preferred stock, no par value per share (“Series A Preferred Stock”) convertible into 13,334 shares of the Company’s common stock;

(b) a warrant to purchase 6,667 shares of common stock exercisable for five years from the Closing Date at an initial exercise price of $7.50 per share (the “A Warrants”);

(c) a warrant to purchase 6,667 shares of common stock exercisable for five years from the Closing Date at an initial exercise price of $5.00 per share (the “B Warrants”) (together with the warrants described in clause (b) above, the “Warrants”).

The Company used the cash proceeds from the Private Placement for general working capital needs and funding its operating loss for 2006.
In connection with the Units issued by the Company on the Closing Dates in the Private Placement, and as part of the consideration paid by the Company to the placement agent, the Company issued to the placement agent a warrant to purchase approximately 67,400 shares of its common stock at an exercise price of $3.75 per share, on substantially the same terms as the Warrants.

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

The Series A Preferred Stock is perpetual and carries a 3% cumulative dividend, payable in shares of the Company’s common stock based on the market price of the Company’s common stock calculated as set forth in the Certificate. Dividends are required to be declared and authorized by the Company’s board of directors on each July 31 and January 31 anniversary, beginning on July 31, 2006. In January 2007, the Company issued approximately 28,000 shares related to this dividend which had been declared on July 31, 2006. As of June 30, 2007, the Company had accumulated and declared, but not issued, approximately 48,000 shares related to this dividend. For the three months ended June 30, 2007, the Company recorded common stock dividends in the amount of approximately $102,000. For the six months ended June 30, 2007, the Company recorded common stock dividends in the amount of $206,000, which included the 48,000 shares accumulated as of June 30, 2007 and an additional amount for the period from February 1 to June 30, 2007.

During the six months ended June 30, 2007, Purchasers converted 3.1 units of Series A Preferred Stock to approximately 41,000 shares of the Company’s common stock, which resulted in a reclassification of approximately $79,000 from preferred stock to common stock.

Beneficial Conversion Feature

Each share of the Series A Preferred Stock is convertible into 13,334 shares of the Company’s common stock, and the conversion ratio with respect to the securities issued in the Private Placement is based on a common stock price of $3.75 per share, which was less than the closing common stock price on each of the Closing Dates. We considered this conversion feature to be a potential “embedded” derivative and the preferred stock to be a “host contract” as defined in SFAS 133, but concluded that the economic characteristics and risks of the conversion feature are clearly and closely related to the economic characteristics and risks of the Series A Preferred Stock, and that the conversion feature should not be separated from the Series A Preferred Stock (host contract) and should not be accounted for as a derivative instrument pursuant to SFAS 133. We accounted for the conversion feature in accordance with EITF 98-5, “Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Features” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”

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

The estimated fair value of the Warrants issued in the Private Placement at inception (the Closing Dates) and at June 30, 2006 was as follows (in thousands):

	Warrants issued to related parties	Warrants issued to outside investors	Total

Issuance of Warrants in March Closing	$4,465	$1,575	$6,040
Change in estimated fair value of Warrants	2,977	1,041	4,018
March 31, 2006	7,442	2,616	10,058

Issuance of Warrants in April and May Closings	-	2,616	2,616
Change in estimated fair value of Warrants	(1,191)	(1,510)	(2,701)
June 30, 2006	$6,251	$3,722	$9,973

The net change in estimated fair value for each period was included as a benefit (charge) in the statement of operations and totaled $2,701,000 and ($1,317,000) for the three and six months ended June 30, 2006, respectively.

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

Investor Notes

On November 22, 2006, we entered into an agreement (the “2006 settlement agreement”) with substantially all of the investors in the Private Placement, which, among other things, clarified our responsibilities with respect to the ongoing obligation to register shares of common stock for resale, modified the calculation of liquidated damages and interest relating thereto payable to such investors and set forth the mechanics for payment of such liquidated damages and interest. Under the terms of the 2006 settlement agreement, we were obligated to pay liquidated damages and interest accrued through November 15, 2006 (the “Liquidated Damages”), and thereafter have no further obligation to any of such investors in the 2006 private placement to pay liquidated damages. Additionally, and as part of the 2006 settlement agreement, we agreed to permanently reduce the exercise price of the 2006 B warrants from $12.50 per share to $5.00 per share.

On December 8, 2006, we issued an unsecured promissory note (collectively, the “Investor Notes”) to each of the Purchasers in the Private Placement that was a party to the 2006 settlement agreement for the payment of the Liquidated Damages to such Purchaser. We were obligated to pay liquidated damages to each Purchaser in the Private Placement as a result of our failure to register the underlying shares of common stock related to the securities sold in the Private Placement within 150 days of each closing of the Private Placement. The terms of each Investor Note are: (1) payment in cash, or, at the option of the investor, in shares of our common stock (the terms of any issuance of common stock to be mutually agreed upon by us and the Purchaser); (2) payable on March 9, 2008 and (3) interest accrues at a rate of 12% per annum and is due and payable as specified in (2) above. As of June 30, 2007, the Company had $807,000 and $393,000 due under these notes to related parties and outside Purchasers, respectively.

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

On February 15, 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS 159 permits an entity to choose to measure eligible items at fair value at specified election dates. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years that begin after November 15, 2007. The Company has not yet determined the impact of adopting SFAS 159 on its consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe that the adoption of such pronouncements will have a material impact on its consolidated financial statements.

NOTE 7 - DISCONTINUED OPERATIONS

On August 6, 2007, the Company sold certain tangible and intangible assets relating to and comprising the EarthWhere division of the Company to SPADAC, all pursuant to the Purchase Agreement. The transaction was previously approved by the board of directors of the Company and SPADAC. Under the terms of the Purchase Agreement, SPADAC purchased the assets for $600,000. Cash in the amount of $300,000 was paid on the closing date and cash in the amount of $300,000 is payable at such time as the purchaser has received from the Company with respect to each listed contract (i) a consent or governmental authorization for assignment of such contract and (ii) a sublicense of such contract, among other things. Net proceeds from the transaction after selling costs were approximately $543,000.

As discussed in Note 1, the Company considered SFAS 144 and determined that the EarthWhere assets met the criteria for assets classified as “held for sale” beginning in the second quarter of 2007. Based on this classification, the Company stopped depreciating fixed assets and stopped amortizing capitalized software costs beginning in May, 2007 and reviewed the assets for impairment. In accordance with Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), the Company evaluated the capitalized software costs and determined that the net realizable value of the EarthWhere software was $0.5 million. The Company then evaluated the remaining long-lived assets, including goodwill, and determined that the fair value of the goodwill was $0. As a result, in the quarter ended June 30, 2007, the Company recorded an impairment charge in the amount of $2.2 million which is reflected as “Impairment of assets of discontinued operations” in the consolidated statements of operations. The impairment amount includes an estimate of direct costs associated with the transaction.

In addition, the Company considered paragraphs 41- 44 of SFAS 144 and determined that the EarthWhere business segment should be reported in discontinued operations beginning in the second quarter of 2007. Revenues, operating costs and expenses for the discontinued operations of EarthWhere, which formerly comprised the EarthWhere segment, have been excluded from the Company’s results from continuing operations for all periods presented herein. Consequently, the financial results of EarthWhere are presented in the Company’s consolidated statements of operations in a single line item entitled “Loss from discontinued operations.”

Operating results of the discontinued operations of EarthWhere were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006

Revenues	$554	$443	$1,214	$776
Cost and expenses:
Cost of revenue	358	321	871	483
Selling, engineering, general and administrative	801	999	1,480	1,754
Depreciation and amortization	11	51	29	119

Loss from discontinued operations	$(616)	$(928)	$(1,166)	$(1,580)

NOTE 8 - SEGMENT INFORMATION

SANZ’ current business is comprised of one reportable segment, the Storage Solutions segment. The Storage Solutions segment is a system integrator that provides data storage solutions to meet a client’s specific needs, including both data storage networks and data backup/recovery systems; along with associated maintenance services and storage-related consulting services.

Prior to the sale of EarthWhere in August 2007, the Company identified two reportable segments which included Storage Solutions and EarthWhere, a spatial data management software and services provider. The Company’s former EarthWhere business segment is included in discontinued operations.

Historically, the Company allocated part of its general and administrative expenses between its Storage Solutions segment and EarthWhere based on various factors, including headcount. With the sale of EarthWhere, the Company has reclassified certain corporate allocations from discontinued operations into continuing operations for all periods presented.

Customer Concentration

The following table shows significant customers as a percentage of accounts receivable at June 30, 2007 and 2006 and as a percentage of revenue for the six months ended June 30, 2007 and 2006, respectively. All of the customers listed in the table are reported under the Storage Solutions segment.

	Accounts receivable		Revenue
			For the three months ended		For the six months ended
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006

Customer A	29.3%	-%	18.5%	-%	10.5%	-%
Customer B	10.7	1.1	7.2	0.5	4.1	0.3
Customer C	0.1	0.4	0.1	-	2.1	10.4
Customer D	-	17.2	-	8.6	-	4.4
Customer E	-	1.2	-	28.9	-	15.1

Geographic Information

All of the Company’s assets are located in and all of the Company’s operating results are derived from operations in the United States.

NOTE 9 - INCOME TAXES

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

The Company's policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties as of January 1, 2007 or June 30, 2007, and has not recognized interest and/or penalties in the statement of operations for the first six months of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In many but not all cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negative of these terms or other similar expressions.  These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future, and are based on information available to us at this time. We assume no obligation to update any of these statements and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Actual events and results could differ materially from our expectations as a result of many factors, including those identified in this report. We urge you to review and consider those factors, and those identified from time to time in our reports and filings with the SEC, for information about risks and uncertainties that may affect our future results. All forward-looking statements we make after the date of this filing are also qualified by this cautionary statement and identified risks. Additional risk factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and our other reports filed with the SEC, to which reference should be made.

Overview

In order to reduce our overall cost structure and to enable us to focus primarily on our Storage Solutions business, on August 6, 2007, we sold certain tangible and intangible assets relating to and comprising our EarthWhere division to SPADAC, Inc. (“SPADAC”) all pursuant to an Asset Purchase Agreement dated as of August 6, 2007 (the “Purchase Agreement”). Under the terms of the Purchase Agreement, SPADAC purchased the EarthWhere assets for $600,000. Net proceeds from the transaction after selling costs were approximately $543,000.

We determined that the EarthWhere assets met the criteria for assets classified as “held for sale” beginning in the second quarter of 2007, and, based on this classification, in the quarter ended June 30, 2007, we recorded an impairment charge in the amount of $2.2 million, reported as “Impairment of assets of discontinued operations” in the consolidated statements of operations. The impairment charge includes an estimate of direct costs associated with the transaction.

In addition, we determined that the EarthWhere business segment should be reported in discontinued operations beginning in the second quarter of 2007. We have excluded from our results from continuing operations all revenues, operating costs and expenses for the discontinued operations of EarthWhere, which formerly comprised the EarthWhere segment, for all periods presented herein. Consequently, we have presented the financial results of EarthWhere in our consolidated statements of operations in a single line item entitled “Loss from discontinued operations” and the related assets in the consolidated balance sheets as of June 30, 2007 and December 31, 2006 in a line item entitled “Assets of discontinued operations.” See Note 7 for further discussion.

SANZ provides enterprise-level data storage and data management solutions to commercial and government clients. We design, deliver, service and sometimes manage data storage systems, especially those that are built using a network architecture.

In the course of our Storage Solutions business, which we currently define as our only reportable segment, we provide the following products and services,

•	Data storage solutions that we design and deliver as a customized project to meet a client’s specific needs, including both data storage networks and data backup/recovery systems;

•	Maintenance services on storage hardware and software;

•	Storage-related professional services;

Prior to the sale of EarthWhere in August 2007, we identified two reportable segments which included Storage Solutions and EarthWhere, a spatial data management software and services provider. Our former EarthWhere business is included in discontinued operations.

Historically, we allocated part of our general and administrative expenses between the Storage Solutions segment and EarthWhere based on various factors, including headcount. With the sale of EarthWhere, we have reclassified certain corporate allocations from discontinued operations into continuing operations in our consolidated statements of operations for all periods presented.

Results of Operations

Selected Consolidated Statements of Operations Data

The following table presents consolidated statements of operations data for the three and six months ended June 30, 2007 and 2006 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Results of Operations for the Three Months Ended June 30, 2007
Compared to the Three Months Ended June 30, 2006

(In thousands, except for percentages)	For the three months ended June 30,				$ Change	% Change
	2007	% of rev	2006	% of rev	2006 - 2007	2006 - 2007
Revenue
Product sales and vendor supplied services	$9,203	79.3%	$10,792	80.2%	$(1,589)	(14.7)%
Consulting and engineering services	1,067	9.2	1,019	7.6	48	4.7
Maintenance services and contract fees	1,335	11.5	1,652	12.2	(317)	(19.2)
Total revenue	11,605	100.0	13,463	100.0	(1,858)	(13.8)

Gross Profit (% of respective revenue)
Product sales and vendor supplied services	1,559	16.9	2,213	20.5	(654)	(29.6)
Consulting and engineering services	354	33.2	379	37.2	(25)	(6.6)
Maintenance services and contract fees	544	40.7	531	32.1	13	2.4
Total gross profit	2,457	21.2	3,123	23.2	(666)	(21.3)

Operating expenses
Selling, engineering, general and administrative	3,602	31.0	3,840	28.5	(238)	(6.2)
Depreciation and amortization of intangibles	79	0.7	175	1.3	(96)	(54.9)
Total operating expenses	3,681	31.7	4,015	29.8	(334)	(8.3)

Loss from operations	(1,224)	(10.5)	(892)	(6.6)	(332)	37.2

Other income (expense)
Interest expense	(459)	(4.0)	(291)	(2.2)	(168)	57.7
Benefit for change in estimated fair value of derivative financial instruments - Warrants	-	--	2,701	20.1	(2,701)	(100.0)
Charge for fair value of Warrants in excess of net cash proceeds	-	-	(924)	(6.9)	924	(100.0)
Other income (expense)	(3)	-	-	-	(3)	-

Net income (loss) from continuing operations	(1,686)	(14.5)	594	4.4	$(2,280)	(383.8)

Loss from discontinued operations
Loss from operations	(616)	(5.3)	(928)	(6.9)	312	(33.6)
Impairment of assets of discontinued operations	(2,211)	(19.1)	-	-	(2,211)	100.0

Net loss before dividends accrued	(4,513)	(38.9)	(334)	(2.5)	(4,179)	1,251.2

Dividends accrued for holders of convertible Series A Preferred Stock	(102)	(0.9)	-	-	(102)	100.0

Net loss available to common stockholders	$(4,615)	(39.8)%	$(334)	(2.5)%	$(4,281)	1,281.7%

Revenue. Revenue from hardware/software sales for the June 2007 quarter decreased from the June 2006 quarter by approximately 15%. This year on year decrease is in part due to our recent change in management and changes in our sales force. It is also important to note that a significant percentage of our revenue continues to be project-based, and as such quarterly results may fluctuate significantly.

Revenue from consulting and engineering services (“professional services”) for the June 2007 quarter increased approximately 5% from the June 2006 quarter. As a percentage of total revenue, revenue from professional services for the June 2007 quarter was 9.2% as compared to 7.6% for the June 2006 quarter. In the future, our strategy is to concentrate more on selling higher margin professional services to our clients, which could increase professional services revenue as a percentage of total revenue.

Revenue from maintenance services and maintenance contract fees (“first call” maintenance services and the resale of vendor maintenance contracts) for the June 2007 quarter decreased approximately 19% from the June 2006 quarter, as a result of lower product sales and lower maintenance renewals in the June 2007 quarter. In addition, the percentage of maintenance contract fees (which are reported net of cost of revenue) decreased slightly as compared to the percentage of maintenance services based on product mix.

Gross Profit and Margin. Gross profit for the June 2007 quarter decreased approximately 21% compared to the June 2006 quarter. The $666,000 quarter-on-quarter decrease in gross profit was attributable to both lower revenue and lower gross margin percentage (“gross margin”) as compared to the June 2006 quarter. Gross margin for the June 2007 quarter was 21.2% as compared to 23.2%. The decrease was primarily due to certain high dollar, lower margin deals in the second quarter of 2007 as compared to the second quarter of 2006. Gross margins on consulting and engineering services were lower in the June 2007 quarter primarily due to a higher utilization of outside contractors as compared to the June 2006 quarter. Gross margins on maintenance services and contract fees increased in the June 2007 quarter primarily from a higher percentage of sales of vendor maintenance contracts, which are reported on a net revenue basis, as compared to the June 2006 quarter. As noted above, we continue to be a project-based business, and as a result, gross margins fluctuate from project to project, and, depending on mix, may fluctuate from quarter to quarter.

Operating Expenses. Operating expenses comprise selling, marketing, engineering, general and administrative (“SG&A”) expenses, as well as depreciation and amortization expense. For the June 2007 quarter, operating expenses decreased approximately $334,000 or approximately 8.0% as compared to the June 2006 quarter. This decrease is primarily the result of : (1) decreased selling and engineering expenses of approximately $179,000 primarily related to lower engineering salaries due to a decrease in the number of engineering personnel in the June 2007 quarter, lower commissions expense due to lower gross profit, and lower travel expense; (2) an increase in general and administrative (“G&A”) expense of approximately $155,000 due primarily to the accrual of executive bonuses; (3) a decrease in share-based compensation expense of $214,000 (see below); and (4) a decrease in depreciation and amortization expense of approximately $96,000 (see below).

Share-Based Compensation Expense. Share-based compensation expense for continuing operations is included in SG&A expense. For the June 2007 quarter, we recorded a credit for share-based compensation for continuing operations of $145,000 as compared to an expense of $69,000 for the June 2006 quarter. The significant decrease in expense in the June 2007 quarter was primarily due to significant stock option forfeitures that occurred in the June 2007 quarter as a result of terminations and/or resignations of employees that occurred in the same quarter. As stated in Note 4 to the consolidated financial statements contained in this report, we consider revisions to our assumptions in estimating forfeitures on an ongoing basis. Additionally, we adjust for actual forfeitures at the end of the vesting period for each tranche of options.

Depreciation and Amortization. Depreciation and amortization of intangibles for the June 2007 quarter decreased as compared to the June 2006 quarter primarily due to the write-down of a trade name at December 31, 2006, the completion of amortization of certain intangible assets as of December 31, 2006 and the decrease in net property equipment purchased in 2007 as compared to 2006.

Interest Expense. Interest expense for the June 2007 quarter increased approximately $168,000 or 58% as compared to the June 2006 quarter. The increase was primarily due to higher average borrowings in the June 2007 quarter, as a result of the decreased debt in the June 2006 quarter following the cash equity raised in the Private Placement in 2006. Our total average debt outstanding for the second quarter of 2007 was $13.6 million as compared to $9.0 million for the second quarter of 2006.

Benefit for Change in Estimated Fair Value of Derivative Financial Instruments—Warrants. The Warrants issued in the Private Placement in 2006 were accounted for as a derivative financial instrument and classified as a liability, due to not meeting the requirements for equity classification as stipulated in EITF 00-19. In accordance with US GAAP, we estimated the fair value of the Warrants as of each reporting period. As of June 30, 2006, the estimated fair value of the Warrants increased from the estimated fair value as of March 31, 2006 and for the three months ended June 30, 2006, we recorded the net change as a benefit to the statement of operations in the amount of $2.7 million. See further discussion of the Warrants in Note 5 to the consolidated financial statements included in this report.

Charge for Fair Value of Warrants in Excess of Proceeds. We recorded the Warrants issued in the April and May 2006 closings of the Private Placement at an initial fair value of approximately $2.6 million. Because the estimated fair value of the Warrants exceeded the net cash proceeds of $1.7 million, we recorded a charge in the statement of operations of $924,000 for the difference between the estimated fair value of the Warrants and the net cash proceeds raised. See further discussion of the Warrants in Note 5 to the consolidated financial statements included in this report.

Loss from discontinued operations. As discussed above, on August 6, 2007, we sold certain tangible and intangible assets relating to and comprising our EarthWhere division to SPADAC, all pursuant to the Purchase Agreement. The transaction was previously approved by our board of directors and that of SPADAC. Under the terms of the Purchase Agreement, SPADAC purchased the assets for $600,000. Cash in the amount of $300,000 was paid on the closing date and cash in the amount of $300,000 is payable at such time as the purchaser has received from us with respect to each listed contract (i) a consent or governmental authorization for assignment of such contract and (ii) a sublicense of such contract, among other things. Net proceeds from the transaction after selling costs were approximately $543,000. We determined that the EarthWhere assets met the criteria for assets classified as “held for sale” beginning in the second quarter of 2007, and, based on this classification, we recorded an impairment charge in the amount of $2.2 million, in the quarter ended June 30, 2007, as a charge to “Impairment of assets of discontinued operations” in the consolidated statements of operations. The impairment charge includes an estimate of direct costs associated with the transaction.

Operating results of the discontinued operations of EarthWhere for the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,
(in thousands)	2007	2006

Revenues	$554	$443

Cost and expenses:
Cost of revenue	358	321
Selling, engineering, general and administrative	801	999
Depreciation and amortization	11	51

Loss from discontinued operations	$(616)	$(928)

In the second quarter of 2007, revenue from discontinued operations of $554,000 was up approximately 25% from the second quarter of 2006 to the second quarter of 2007, primarily due to the increased professional services sales. Gross profit increased by $74,000 in 2007, primarily due to the increased revenue. Operating expenses of $801,000 in the second quarter of 2007 decreased $198,000 from the same period last year because of lower salaries and higher utilization of billable engineers as a result of higher professional services revenue.

Results of Operations for the Six Months Ended June 30, 2007
Compared to the Six Months Ended June 30, 2006

(In thousands, except for percentages)	For the six months ended June 30,				$ Change	% Change
	2007	% of rev	2006	% of rev	2006 - 2007	2006 - 2007
Revenue
Product sales and vendor supplied services	$14,966	76.8%	$21,825	79.6%	$(6,859)	(31.4)%
Consulting and engineering services	1,828	9.4	2,180	8.0	(352)	(16.1)
Maintenance services and contract fees	2,701	13.8	3,397	12.4	(696)	(20.5)
Total revenue	19,495	100.0	27,402	100.0	(7,907)	(28.9)

Gross Profit (% of respective revenue)
Product sales and vendor supplied services	2,786	18.6	4,524	20.7	(1,738)	(38.4)
Consulting and engineering services	617	33.8	801	36.7	(184)	(23.0)
Maintenance services and contract fees	1,047	38.8	1,134	33.4	(87)	(7.7)
Total gross profit	4,450	22.8	6,459	23.6	(2,009)	(31.1)

Operating expenses
Selling, engineering, general and administrative	7,833	40.2	7,443	27.2	390	5.2
Depreciation and amortization of intangibles	163	0.8	367	1.3	(204)	(55.6)
Total operating expenses	7,996	41.0	7,810	28.5	186	2.4

Loss from operations	(3,546)	(18.2)	(1,351)	(4.9)	(2,195)	162.5

Other income (expense)
Interest expense	(850)	(4.4)	(765)	(2.8)	(85)	11.1
Charge for change in estimated fair value of derivative financial instruments - Warrants	-	-	(1,317)	(4.8)	1,317	(100.0)
Charge for fair value of Warrants in excess of net cash proceeds	-	-	(924)	(3.4)	924	(100.0)
Other income (expense)	(21)	(0.1)	(14)	(0.1)	(7)	50.0

Net loss from continuing operations	(4,417)	(22.7)	(4,371)	(16.0)	(46)	1.1

Loss from discontinued operations
Loss from operations	(1,166)	(6.0)	(1,580)	(5.7)	414	(26.2)
Impairment of assets of discontinued operations	(2,211)	(11.3)	-	-	(2,211)	100.0

Net loss before dividends accrued	(7,794)	(40.0)	(5,951)	(21.7)	(1,843)	31.0

Deemed dividend related to beneficial conversion feature of Series A Preferred Stock	-	-	(4,539)	(16.6)	4,539	(100.0)

Dividends accrued for holders of convertible Series A Preferred Stock	(206)	(1.0)	-	-	(206)	100.0

Net loss available to common stockholders	$(8,000)	(41.0)%	$(10,490)	(38.3)%	$2,490	(23.7)%

Revenue. Total revenue for the six months ended June 30, 2007 decreased from the comparable 2006 period by approximately 29%. The overall decrease was due to decreases in hardware/software, professional services and maintenance sales. This year on year decrease is in part due to our recent change in management and changes in our sales force. It is also important to note that a significant percentage of our revenue continues to be project-based, and as such quarterly results may fluctuate significantly.

Revenue from professional services for the first six months of June 2007 decreased over the comparable 2006 period by approximately 16%. As a percentage of total revenue, revenue from professional services increased from 8.0% to 9.4% from the first six months of 2006 to the first six months of 2007.

Gross Profit and Margin. Gross profit for the six months ended June 30, 2007 decreased approximately $2.0 million or 31% as compared to the same period of the prior year. The year-on-year decrease in gross profit was attributable to both lower revenue and lower gross margin in 2007. Gross margin decreased from 23.6% in the first six months of 2006 to 22.8% in the first six months of 2007 primarily from lower gross margins on hardware, software and professional services partially offset by higher gross margins on maintenance revenue. The lower gross margin on product sales was primarily due to high dollar, low margin sales in the second quarter of 2007. Gross margins on consulting and engineering services were lower in 2007 primarily due to the higher utilization of outside contractors. Gross margins on maintenance revenue increased in the first half of 2007 compared to the first half of 2006 primarily due to a higher percentage of sales of vendor maintenance contracts, which are reported on a net revenue basis. As stated above, we continue to be a project-based business, and as a result, gross margins fluctuate from project to project, and, depending on mix, may fluctuate from period to period.

Operating Expenses. For the six months ended June 30, 2007, SG&A operating expenses increased approximately $390,000 or 5.2% as compared to the same period of the prior year. This increase is primarily the result of higher G&A expense, including the accrual of executive bonuses, severance expense for former executives, and higher legal expense in 2007, partially offset by lower expenses due to decreased headcount and lower share-based compensation expense in 2007 as compared to 2006 (see below).

Share-Based Compensation Expense. Share-based compensation expense for continuing operations is included in SG&A expense. For the six months ended June 30, 2007, we recorded expense of $10,000 for share-based compensation for continuing operations as compared to expense of $129,000 for the comparable 2006 period. The significant decrease in expense in the 2007 period was primarily due to significant stock option forfeitures that occurred in the June 2007 quarter as a result of terminations and/or resignations of employees that occurred in the same quarter. As stated in Note 4 to the consolidated financial statements contained in this report, we consider revisions to our assumptions in estimating forfeitures on an ongoing basis. Additionally, we adjust for actual forfeitures at the end of the vesting period for each tranche of options.

Depreciation and Amortization. Depreciation and amortization of intangibles for the first six months of 2007 decreased as compared to the comparable 2006 period primarily due to the write-down of a trade name at December 31, 2006, the completion of amortization of certain intangible assets as of December 31, 2006 and the decrease in net property equipment purchased in 2007 as compared to 2006.

Interest Expense. Interest expense for the six months ended June 30, 2007 increased approximately 11% as compared to the same period of 2006. This increase is primarily due to a higher interest rate on the Company’s Sun 2007 Loan, which was executed during the June 2007 quarter and carried a 15% borrowing rate on a principal balance of approximately $7.6 million at June 30, 2007. Average debt outstanding for the first six months of 2007 was $12.5 million as compared to $13.0 million for the first half of 2006.

Charge for Change in Estimated Fair Value of Derivative Financial Instruments—Warrants. We estimated the fair value of the Warrants at each reporting period, and the net change in the estimated fair value was recorded in the statement of operations. As of June 30, 2006, the estimated fair value of the Warrants decreased from the estimated fair value assigned on their respective grant dates in March, April and May 2006. For the six months ended June 30, 2006, we recorded a charge of $1,317,000 to the statement of operations. See further discussion of the Warrants in Note 5 to the consolidated financial statements included in this report.

Charge for Fair Value of Warrants in Excess of Proceeds. We recorded the Warrants issued in the April and May 2006 closings of the Private Placement at an initial fair value of approximately $2.6 million. Because the estimated fair value of the Warrants exceeded the net cash proceeds of $1.7 million, we recorded a charge in the statement of operations of $924,000 for the difference between the estimated fair value of the Warrants and the net cash proceeds raised. See further discussion of the Warrants in Note 5 to the consolidated financial statements included in this report.

Loss from discontinued operations. As discussed above, on August 6, 2007, we sold certain tangible and intangible assets relating to and comprising our EarthWhere division to SPADAC, pursuant to the Purchase Agreement. The transaction was previously approved by our board of directors and that of SPADAC. Under the terms of the Purchase Agreement, SPADAC purchased the assets for $600,000. Cash in the amount of $300,000 was paid on the closing date and cash in the amount of $300,000 is payable at such time as the purchaser has received from us with respect to each listed contract (i) a consent or governmental authorization for assignment of such contract and (ii) a sublicense of such contract, among other things. Net proceeds from the transaction after selling costs were approximately $543,000. We determined that the EarthWhere assets met the criteria for assets classified as “held for sale” beginning in the second quarter of 2007, and, based on this classification, we recorded an impairment charge in the amount of $2.2 million, in the quarter ended June 30, 2007, as a charge to “Impairment of assets of discontinued operations” in the consolidated statements of operations. The impairment charge includes an estimate of direct costs associated with the transaction.

Operating results of the discontinued operations of EarthWhere for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended June 30,
(in thousands)	2007	2006

Revenues	$1,214	$776

Cost and expenses:
Cost of revenue	871	483
Selling, engineering, general and administrative	1,480	1,754
Depreciation and amortization	29	119

Loss from discontinued operations	$(1,166)	$(1,580)

In the six months ended June 30, 2007, revenue from discontinued operations of $1,214,000 was up approximately 56% from the first six months of 2006 to the second quarter of 2007, primarily due to the increased professional services sales. Gross profit increased by $50,000 in 2007, primarily due to the increased revenue. Operating expenses of $1,480,000 in the first six months of 2007 decreased $274,000 from the same period last year primarily because of higher utilization of billable engineers as a result of higher professional services revenue.

Deemed Dividend Related to Beneficial Conversion Feature of Convertible Series A Preferred Stock. As part of the Private Placement, we issued convertible Series A Preferred Stock, which contained a beneficial conversion feature, based on the difference between the closing price of the Company’s common stock and the effective conversion price of the convertible Series A Preferred Stock on the closing dates of the transaction. The beneficial conversion feature for the March closing was measured at $4.5 million and recorded as a deemed dividend to preferred stockholders in the March 2006 quarter. No deemed dividend was recorded for the April and May closings based on the $-0- ascribed to the Series A Preferred Stock for those closings. The deemed dividend is included in the net loss available to common stockholders and the basic and diluted net loss per share calculation in the first six months of 2006. See further discussion of the Private Placement in Note 5 to the consolidated financial statements included in this report.

Liquidity and Capital Resources

Liquidity

Our unaudited consolidated financial statements as presented in Part I—Item 1 of this report have been prepared in conformity with US GAAP (except with regard to omission of certain disclosures within interim financial statements, as permitted by the SEC), which contemplate our continuation as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. However, we have incurred substantial losses from operations since inception and have incurred a net loss of $33.0 million for the year ended December 31, 2006, which included non-cash charges of $22.3 million for goodwill and intangible asset impairments, and a net loss of $7.8 million, which included a non-cash charge of $2.2 million for the impairment of assets of discontinued operations of our EarthWhere division, for the six months ended June 30, 2007. In addition, as of June 30, 2007, we had negative working capital (current liabilities in excess of current assets) of $12.8 million. Accordingly, as of June 30, 2007, the recoverability of a major portion of the recorded asset amounts is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

We continue to attempt to improve our liquidity through improving our operating results and exploring debt and equity capital opportunities. Key operating performance improvement levers continue to include sustaining or moderately increasing existing revenue levels, achieving higher revenue gross margins from increased services revenue and maintaining operating expenses as a percentage of gross profit at the same or lower percentage.

Assuming continuation of our current credit facilities with Wells Fargo and Sun Capital II, current business trends and supplier relations, we believe that our liquidity sources are adequate to fund our operations, assuming that we operate at current gross profit levels and that Sun Capital II continues to provide us with liquidity as they have done historically. However, there can be no assurance that we will operate at sufficient gross profit levels or that Sun Capital II will continue to provide us with liquidity, in which case it would be necessary to further cut costs, raise additional debt or equity capital, or sell assets. If we do seek to raise debt or equity capital, there is no assurance that it will be available on favorable terms or in an amount sufficient to avoid further cost-cutting.

Wells Fargo Line of Credit

As of June 30, 2007, we had $3.8 million of undrawn availability on our borrowing facility among SANZ Inc., Solunet Storage and Wells Fargo Bank, National Association (“Wells Fargo”). Our ability to borrow under the Wells Fargo facility is subject to the amount our accounts receivable balance, as well as complying with the financial covenants under the borrowing facility. If we are unable to comply with these financial covenants, the facility could cease to be available to us.

On April 2, 2007, we executed an amendment to the current facility with Wells Fargo, which extended its duration through May 2010. On April 13, 2007, we obtained a waiver of default from Wells Fargo waiving the event of default that would have resulted under the facility as a result of the “going concern” explanatory paragraph on our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2006. Our borrowing rate on this facility at June 30, 2007 was prime plus 3.0%, or 11.25%. This rate is subject to potential decreases, as permitted by Wells Fargo, based on SANZ Inc. and its subsidiary, Solunet Storage, Inc., achieving certain financial thresholds during 2007. As of the date of this filing, we were in compliance with all covenants under the Wells Fargo facility.

On August 6, 2007, we executed an amendment to the current facility with Wells Fargo, which, among other things, granted Wells Fargo’s consent regarding the sale of the EarthWhere assets. As part of the amendment, the proceeds of sale are to be used to pay down the Wells Fargo facility.

Harris 2006 Facility

On October 27, 2006, we entered into a revolving credit facility (the “Harris 2006 Facility”) in the amount of $1.5 million with Harris N.A. (“Harris”). Borrowings under the Harris 2006 Facility bore interest at prime and were payable upon demand by Harris. The purpose of obtaining this facility was to provide additional working capital to the Company and its subsidiaries. As a condition precedent to obtaining the Harris 2006 Facility, Sun Capital Partners II, LP (“Sun Capital II”), an affiliate of our majority shareholder, Sun Solunet, LLC (“Sun Solunet”), entered into an ongoing guaranty of the debt incurred by the Company under this facility.

On March 13, 2007 and March 23, 2007, we increased our borrowing availability with Harris through amendments to the Harris 2006 Facility in the amounts of $1.5 million and $1.5 million, respectively. The $3 million of available borrowings under these amendments was for additional working capital, and was secured by cash collateral posted by Sun Capital II. We terminated this credit facility and paid off all amounts owed on May 16, 2007 as described below.

Sun Capital II Credit Agreement

On May 16, 2007, we entered into a credit facility with Sun Capital II (the “Sun 2007 Loan”) for up to $10 million. The proceeds of the initial borrowing under the Sun 2007 Loan were used for working capital purposes and to pay off the amount owed of $4.5 million plus accrued interest of $67,000 on the Harris 2006 Facility. Additional borrowings on the Sun 2007 Loan are permitted only at the sole discretion of Sun Capital II. As of June 30, 2007, we had borrowed $7.7 million, including accrued interest of $129,000, under this credit facility. The Sun 2007 Loan is unsecured and bears interest at 15% per annum, which interest is payable upon termination. Borrowings under the Sun 2007 Loan are evidenced by a demand note. Unless Sun Capital II demands payment earlier, the Sun 2007 Loan is payable in full in May of 2012.

Sun Term Loan

On April 19, 2006 and as part of the Private Placement (as defined and described in Note 5 to our unaudited consolidated financial statements included in this report), we and Sun Solunet executed a $5 million, three-year term loan (the “Sun Term Loan”), which matures in March 2009. The Sun Term Loan bears interest at prime plus 1.0% (9.25% at June 30, 2007) and all interest accrues and is payable on the maturity date. As of June 30, 2007, we had $5.0 million in principal and $912,000 of accrued interest due on the Sun Term Loan.

Private Placement

On March 2, April 18 and May 4, 2006, we completed three closings of a private placement transaction exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4 (2) and Regulation D promulgated thereunder (the “Private Placement”) with third-party investors, Company executive management and Sun Solunet. We raised approximately $12.3 million, comprised of $4.3 million of cash, net of placement agent and legal fees of approximately $784,000, and Sun Solunet converted $8.0 million of the Sun Loan (as defined below) to equity. We repaid $1.0 million of the outstanding Sun Loan to Sun Solunet, and the remaining $5.0 million of outstanding debt on the Sun Loan was converted to the Sun Term Loan, bearing interest at prime plus 1.0%. We have used the net cash proceeds of approximately $4.3 million from the Private Placement for general working capital needs and funding our loss for the six months ended June 30, 2006.

Investor Notes

On November 22, 2006, we entered into an agreement (the “2006 settlement agreement”) with substantially all of the investors in the Private Placement, which, among other things, clarified our responsibilities with respect to the ongoing obligation to register shares of common stock for resale, modified the calculation of liquidated damages and interest relating thereto payable to such investors and set forth the mechanics for payment of such liquidated damages and interest. Under the terms of the 2006 settlement agreement, we were obligated to pay liquidated damages and interest accrued through November 15, 2006 (the “Liquidated Damages”), and thereafter have no further obligation to any of such investors in the 2006 private placement to pay liquidated damages. Additionally, and as part of the 2006 settlement agreement, we agreed to permanently reduce the exercise price of the 2006 B warrants from $12.50 per share to $5.00 per share.

On December 8, 2006, we issued an unsecured promissory note (collectively, the “Investor Notes”) to each of the investors in the Private Placement that was a party to the 2006 settlement agreement for the payment of the Liquidated Damages to such investor. We were obligated to pay liquidated damages to each investor in the 2006 private placement as a result of our failure to register the underlying shares of common stock related to the securities sold in the Private Placement within 150 days of each closing of the Private Placement. The terms of each Investor Note are: (1) payment in cash, or, at the option of the investor, in shares of our common stock (the terms of any issuance of common stock to be mutually agreed upon by the us and the investor); (2) payable 15 months from the date of issuance and (3) interest accrues at a rate of 12% per annum and is due and payable as specified in (2) above. As of June 30, 2007, we had $807,000 and $393,000 due under these notes to related parties and outside investors, respectively.

Cash and Cash Flows

Our cash and cash equivalents were -0- as of June 30, 2007 and December 31, 2006. For the six months ended June 30, 2007, net cash used in operating activities was $2.1 million. Our significant use of cash from operations was the net loss incurred for the period of $7.8 million, less $2.2 million related to the impairment of assets of discontinued operations, less $377,000 in depreciation and amortization, and decreases in accounts payable of $4.2 million and deferred revenue of $803,000. Both of these decreases were primarily a result of a decrease in invoiced revenue for the June 2007 quarter as compared to the December 2006 quarter. Significant sources of cash from operations for the period were a decrease in accounts receivable of $6.6 million, primarily as a result of a decrease in invoiced revenue for the June 2007 quarter as compared to the December 2006 quarter; a $199,000 decrease in inventories as a result of the timing of a purchase and shipment at December 31, 2006; a $471,000 decrease in deferred maintenance contracts, primarily as a result of a decrease in invoiced revenue for the June 2007 quarter as compared to the December 2006 quarter; and an increase in accrued expenses of $665,000, primarily from additional accrued interest as of June 30, 2007 on the Sun Term Loan, the Sun 2007 Loan and Investor Notes, and severance charges recorded during the first six months of 2007 for two former executive officers.

Cash used in investing activities for the six months ended June 30, 2007 was comprised of purchases of equipment of $48,000 and capitalized software costs related to discontinued operations of $306,000.

Cash from financing activities for the six months ended June 30, 2007 consisted of net borrowings of $7.6 million on the Sun 2007 Loan, offset by a pay-off of $1.5 million on the Harris 2006 Facility and net payments of $3.6 million on the Wells Fargo facility due to the timing of our working capital needs and the decrease in our accounts receivable borrowing base during the period.

Capital Resources

We anticipate our capital expenditures for property and equipment for the remainder of 2007 to be in the range of $50,000 per quarter (or approximately $200,000 for the year). We expect to fund these capital expenditures from cash, either from operations or line of credit borrowings.

Contractual Obligations

Mr. Jenkins resigned as our Chief Executive Officer, President and Chairman on March 12, 2007. In connection therewith, Mr. Jenkins and SANZ entered into a separation and general release agreement (the “Separation Agreement”) dated March 12, 2007 and effective on May 11, 2007 (the “Separation Date”). Pursuant to the Separation Agreement, Mr. Jenkins remained our employee (with the same base salary and benefits) until the Separation Date. Thereafter, subject to the satisfaction of certain conditions, Mr. Jenkins is entitled to 12 months of severance payments and benefits equal to his base salary and benefits that were in effect prior to his resignation. Our board of directors, including our compensation committee, also extended the vesting period of options to purchase 44,000 shares (11,000 of which were unvested) of our common stock at an exercise price of $10.00 per share issued under our 2003 Stock Option Plan until the Separation Date. Our board, including our compensation committee, also extended the exercise period on these options as well as options to purchase 20,000 shares of our common stock at an exercise price of $7.25 per share granted under our 2001 Stock Option Plan held by Mr. Jenkins that have vested as of the Separation Date to May 11, 2008. Based on the Separation Agreement, we recorded a severance charge in the amount of $295,000 as of March 31, 2007. As of June 30, 2007, the amount owed to Mr. Jenkins was approximately $230,000.

On June 1, 2007 (the “Effective Date”), Robert C. Ogden voluntarily resigned as our Chief Financial Officer, Vice President and Secretary, effective as of the Effective Date. In connection with his resignation, we agreed to pay Mr. Ogden five months of severance payments equal to his base salary that was in effect prior to his resignation. Based on this agreement, we recorded a severance charge in the amount of approximately $79,000 in the second quarter of 2007 and, as of June 30, 2007, the amount owed to Mr. Ogden was approximately $64,000.

In March 2007, we executed the renewal of our office lease in Campbell, California. The new lease is for thirty-seven months, beginning June 1, 2007 through June 30, 2010, and the monthly rent of approximately $5,400 represents a total commitment over the three years of approximately $195,000.

Our other significant change in contractual obligations, excluding bank debt obligations, during the first six months of 2007 was the classification of the Investor Notes from long-term to current (due March 2008).

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

Recent Accounting Pronouncements

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, ‘Accounting for Income Taxes’” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation gives guidance regarding the recognition of a tax position based on a “more likely than not” recognition threshold; that is, evaluating whether the position is more likely than not of being sustained upon examination by the appropriate taxing authorities, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this pronouncement did not have a material impact on our consolidated financial statements. See further discussion in Note 9 to our unaudited consolidated financial statements included in this report.

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

On February 15, 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS 159 permits an entity to choose to measure eligible items at fair value at specified election dates. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years that begin after November 15, 2007. We have not yet determined the impact of adopting SFAS 159 on its consolidated financial statements.

We have considered all other recently issued accounting pronouncements and do not believe that the adoption of such pronouncements will have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on our outstanding debt. At June 30, 2007, we had $7.6 million in variable, prime rate based debt. At June 30, 2007, the Sun Term Loan of $5.0 million bore interest at the rate of prime plus 1.0% (or 9.25%) and the Wells Fargo line of credit of $2.6 million bore interest at the rate of prime plus 3.0% (or 11.25%). At June 30, 2007, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $76,000 on an annualized basis, assuming estimated borrowing amounts of $5.0 million for the Sun Term Loan and $2.6 million for Wells Fargo. Currently, we do not utilize interest rate swaps or other types of financial derivative instruments.

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

Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

As a result of the sale of our EarthWhere division, certain risks set forth in our 2006 Annual Report on Form 10-K have changed. These certain risks, as modified and set forth below, could materially affect our business, results of operation or financial condition. Please refer to our 2006 Annual Report on Form 10-K for a complete description of other risk factors.

Our ability to continue as a going concern is in doubt and we may not be successful in generating revenue and gross profit at levels sufficient to cover our operating costs and cash investment requirements.

Our consolidated financial statements as presented in Item 15 of the 2006 Annual Report on Form 10-K were prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended December 31, 2006, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, the substantial losses from operations that we have incurred since inception, our current liquidity position, net losses of approximately $33.0 million for the year ended December 31, 2006, which included non-cash charges of $22.3 million related to goodwill and intangible impairments, negative working capital (current liabilities in excess of current assets) of $4.3 million as of December 31, 2006 and other factors described in Note 2 to our consolidated financial statements included in “Item 15. Exhibits and Financial Statement Schedules” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of our 2006 Annual Report on Form 10-K. Accordingly, as of December 31, 2006, the recoverability of a major portion of the recorded asset amounts, including goodwill, is dependent on our continuing operations, which in turn is dependent on our ability to maintain our current financing arrangements and our ability to become profitable in our future operations.

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

From inception through December 31, 2006, we invested approximately $11 million in the EarthWhere business, which was sold on August 6, 2007, the majority of which was funded from bank debt borrowings, guaranteed by Sun Capital Partners II, LP (“Sun Capital II”), an affiliate of our majority shareholder, Sun Solunet. To fund investments in our EarthWhere business and to provide us with additional working capital, in March, April and May, 2006, we completed three closings of a private placement transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) and Regulation D promulgated thereunder (the “2006 private placement”). The securities issued by us in the 2006 private placement transaction consisted of shares of a newly designed series A convertible preferred stock (“series A preferred stock”) and common stock purchase warrants sold to a limited number of outside, “accredited investors” and our management, which generated approximately $4.3 million in cash, net of placement agent and legal fees. Also as part of the transaction and under the same pricing terms, net of the placement agent fees, Sun Solunet converted $8.0 million of our outstanding debt into our convertible preferred stock and warrants. Additionally, we agreed with Sun Solunet to execute a new borrowing agreement whereby the remaining Sun Solunet debt of $5.0 million was converted to a three-year term note. Principal and accrued interest are due in March 2009.

We entered into a settlement agreement with substantially all of the investors in the 2006 private placement to, among other things, clarify our obligations under a registration rights agreement entered into in connection with the 2006 private placement and to limit the accrued liquidated damages we had to pay investors in the 2006 private placement under that agreement (to include liquidated damages plus accrued interest through November 15, 2006). In connection with the settlement agreement, on December 8, 2006 we issued to the investors that were a party to the agreement promissory notes in the aggregate principal amount of approximately $1.1 million that accrue interest at 12% per annum and are payable on March 8, 2008. The 2006 private placement, including this settlement agreement, is described in more detail under the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Private Placement” in our 2006 Annual Report on Form 10-K.

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

Due to the “project based” nature of our Storage Solutions segment we have difficulty predicting revenue for future periods, which may result in expense levels unsupported by actual revenues.

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

The first version of the EarthWhere software product became “generally available” in 2003 and we recorded license and services revenue during 2006, 2005, 2004 and 2003 of approximately $2.1 million, $1.9 million, $749,000 and $87,000, respectively. From inception through December 31, 2006, we invested approximately $11 million in the EarthWhere business, several times the amount of the revenue generated. On August 6, 2007, the Company sold certain tangible and intangible assets relating to and comprising the EarthWhere division of the Company to SPADAC, all pursuant to the Purchase Agreement.

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

There are risks associated with having only one Business Segment.

On August 6, 2007, the Company sold certain tangible and intangible assets relating to and comprising the EarthWhere division of the Company. As a result of the sale, the Company now will be able to more readily focus on its one reportable segment, the Storage Solutions Segment.

This lack of diversity in the Company’s business may expose us to additional risks associated with market fluctuations inherent to the Storage Solutions Segment. Having only one operating segment does not allow the Company to offset a downturn in the Storage Solutions Segment with other operating segments of the Company.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Shareholders of the Company was held on June 20, 2007. The agenda items for such meeting are shown below together with the vote of the Company’s common stock with respect to such agenda items prior to reflection of the Reverse Split.

1. The election of nine directors to serve for a term of one year and until their respective successors are elected and qualified.

	Votes For	Votes Withheld
Todd A. Oseth	81,412,956	587,413
Clarence E. Terry	81,408,665	591,704
M. Steven Liff	81,407,956	592,413
C. Daryl Hollis	81,887,956	112,413
George R. Rea	81,887,956	112,413
Case H. Kuehn	81,407,956	592,413
Kent J. Lund	81,892,956	107,413
Michael T. Gillen	81,408,665	591,704
Kevin J. Calhoun	81,408,665	591,704

2. The ratification of the appointment of Grant Thornton LLP by the audit committee of the board of directors as the Company’s independent registered public accounting firm for the year ending December 31, 2007.

Votes For	Votes Against	Abstain
81,916,791	83,578	0

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits. The following exhibits are filed with this Form 10-Q:

2.01
Asset Purchase Agreement dated August 6, 2007 among SANZ Inc., Solunet Storage Inc. and SPADAC, Inc. Incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on August 10, 2007.

10.01
Credit Agreement, dated as of May 16, 2007, between SAN Holdings, Inc. and Sun Capital Partners II, LP. Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on May 16, 2006.

10.02	Employment Letter, dated May 16, 2007 between SAN Holdings, Inc. and David I. Rosenthal.
10.03
Thirteenth Amendment to Credit Agreement dated August 6, 2007 among SANZ Inc., Solunet Storage Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on August 10, 2007.

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

SAN Holdings, Inc.
(Registrant)

Date: August 16, 2007	By: /s/ Todd A. Oseth
Todd A. Oseth, Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2007	By: /s/ David I. Rosenthal
David I. Rosenthal, Chief Financial Officer
(Principal Financial and Accounting Officer)